Form 10-Q
period 1996-06-30
DAY INTERNATIONAL GROUP INC
filed 1996-08-13
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996
      --------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to ..................


Commission File Number 33-93644
                       --------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            31-1436 349
- -------------------------------                       ------------------------
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
incorporation or organization)


  333 West First Street, Dayton, Ohio                        45402-0338
- ----------------------------------------              ------------------------
(Address of principal executive offices)                     (zip code)


         (513) 224-4000
- ------------------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ------   ------

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 29, 1996 was 51,600.

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                                              Pages
                                                                                              -----
Part I:  Financial Information

         Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets as of June 30, 1996
             and December 31, 1995                                                              3

             Condensed Consolidated Statements of Income for the quarter ended
             June 30, 1996, the period April 1, 1995 through
             June 6, 1995 and the period June 7, 1995 through June 30, 1995                     4

             Condensed Consolidated Statements of Income for the six months ended June 30, 1996, the period January 1, 1995 through
             June 6, 1995 and the period June 7, 1995 through June 30, 1995                     5

             Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996, the period January 1, 1995 through
             June 6, 1995 and the period June 7, 1995 through June 30, 1995                     6

             Notes to Condensed Consolidated Financial Statements                             7 - 18

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  19 - 22

Part II:  Other Information

         Item 1 - Legal Proceedings                                                            23

         Item 6 - Exhibits and Reports on Form 8-K                                             23

         Signature                                                                             23

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          DAY INTERNATIONAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 30,          DECEMBER 31,
                ASSETS                                     1996                 1995
                                                           ----                 ----

Cash and cash equivalents                              $     3,291               3,769
Accounts receivable, net of allowance                       17,815              15,607
Inventories                                                 15,003              15,237
Prepaid expenses and other current assets                      922                 866
Deferred income taxes                                        2,075               1,975
                                                       -----------         -----------
                Total current assets                        39,106              37,454

Property, plant and equipment, net                          44,900              44,496
Goodwill and other intangibles                             141,356             145,446
Other assets                                                 2,934               1,427
                                                       -----------         -----------
                Total assets                           $   228,296         $   228,823
                                                       ===========         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                       $     7,016               5,882
Accrued associate related costs and other expenses          11,426              11,114
Interest payable                                             1,340               1,212
Current maturities of long-term debt                           728                --
                                                       -----------         -----------
                Total current liabilities                   20,510              18,208

Long-term and subordinated long-term debt                  147,641             151,250
Deferred tax liabilities                                     2,087               2,202
Other long term liabilities                                  7,614               7,302
                                                       -----------         -----------
                Total liabilities                          177,852             178,962

Commitments and contingencies                                 --                  --

Stockholders' equity:
    Common stock                                                 1                   1
    Additional paid in capital                              51,599              51,599
    Retained earnings (Accumulated deficit)                   (435)             (1,227)
    Foreign currency translation adjustment                   (721)               (512)
                                                       -----------         -----------
                Total stockholders' equity                  50,444              49,861
                                                       -----------         -----------
         Total liabilities and stockholders' equity    $   228,296         $   228,823
                                                       ===========         ===========

          See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                        COMPANY        PREDECESSOR
                                                ---------------------- -----------
                                                  THREE        JUNE 7,    APRIL 1,
                                                  MONTHS        1995       1995
                                                  ENDED       THROUGH    THROUGH
                                                 JUNE 30,     JUNE 30,   JUNE 6,
                                                   1996        1995       1995
                                                ----------  ---------- ----------
Net sales                                       $33,299       $8,931     $24,220
Costs of goods sold                              20,197        5,721      15,218
                                                -------       ------     -------

Gross profit                                     13,102        3,210       9,002
Selling, general and administrative
    expenses                                      6,443        1,558       5,131
Amortization of intangibles                       1,601          487         955
Management Fees                                     260           --          --
                                                -------       ------     -------

Operating income                                  4,798        1,165       2,916
Interest expense (including amortization of
    deferred financing costs of $250 and $61)     4,113        1,155
Other (income) expense                              (61)         975        (350)
                                                -------       ------     -------

Income (loss) before income taxes                   746         (965)      3,266
Provision for income taxes                          335           --       1,243
                                                -------       ------     -------

Net Income (loss)                               $   411       ($ 965)    $ 2,023
                                                =======       ======     =======

       See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)

                                                          COMPANY             PREDECESSOR
                                                 -------------------------    -----------
                                                    SIX           JUNE 7,      JANUARY 1,
                                                   MONTHS         1995           1995
                                                   ENDED         THROUGH        THROUGH
                                                  JUNE 30,       JUNE 30,        JUNE 6,
                                                    1996           1995           1995
                                                 ----------     ----------     ----------

Net sales                                        $   67,121     $    8,931     $   55,454
Costs of goods sold                                  41,657          5,721         33,935
                                                 ----------     ----------     ----------

Gross profit                                         25,464          3,210         21,519
Selling, general and administrative
    expenses                                         12,195          1,558         11,257
Amortization of intangibles                           3,142            487          2,258
Management Fees                                         460            --             --
                                                 ----------     ----------     ----------

Operating income                                      9,667          1,165          8,004
Interest expense (including amortization of
    deferred financing costs of $500 and $61)         8,242          1,155
Other (income) expense                                   34            975           (577)
                                                 ----------     ----------     ----------

Income before income taxes                            1,391           (965)         8,581
Provision for income taxes                              599             --          3,488
                                                 ----------     ----------     ----------

Net Income                                       $      792     $     (965)    $    5,093
                                                 ==========     ==========     ==========


     See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    COMPANY           PREDECESSOR
                                                                            ----------------------    -----------
                                                                               SIX         JUNE 7,     JANUARY 1,
                                                                              MONTHS        1995         1995
                                                                              ENDED       THROUGH      THROUGH
                                                                             JUNE 30,     JUNE 30,     JUNE 6,
                                                                               1996         1995         1995
                                                                            ----------   ----------   ----------
 OPERATING ACTIVITIES
     Net income (loss)                                                      $      792   $     (965)  $    5,093
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                          7,477        1,475        4,378
          Deferred income taxes                                                   (146)                   (1,613)
          Changes in operating assets and liabilities                           (1,410)        (647)      (7,439)
                                                                            ----------   ----------   ----------
                     Net cash provided by (used in) operating activities         6,713         (137)         419
                                                                            ----------   ----------   ----------

INVESTING ACTIVITIES
     Capital expenditures                                                       (2,628)        (115)      (1,565)
     Cash Paid for Day International, Inc.                                                 (199,500)
     Other                                                                      (1,555)        --           --
                                                                            ----------   ----------   ----------
                     Net cash used in investing activities                      (4,183)    (199,615)      (1,565)
                                                                            ----------   ----------   ----------

FINANCING ACTIVITIES
     Net payments on revolving credit facility                                  (7,250)
     Proceeds from UK credit facility                                            4,320
     Capital contributions                                                                   50,421
     Proceeds from Term Loan                                                                 30,000
     Net proceeds from revolving credit facility                                             27,800
     Issuance of subordinated debt                                                          100,000
     Payment of financing costs                                                              (9,163)
     Decrease in notes receivable and advances                                                             6,015
     Net change in equity                                                         --           --         (5,483)
                                                                            ----------   ----------   ----------
                     Net cash (used in) provided by  financing activities       (2,930)     199,058          532
                                                                            ----------   ----------   ----------

     Effects of exchange rates on cash                                             (78)         (61)          31
                                                                            ----------   ----------   ----------

CASH AND CASH EQUIVALENTS:
     Net decrease in cash and cash equivalents                                    (478)        (755)        (583)
     Cash and cash equivalents at beginning of period                            3,769        4,096        5,477
                                                                            ----------   ----------   ----------
     Cash and cash equivalents at end of period                             $    3,291   $    3,341   $    4,894
                                                                            ==========   ==========   ==========

      See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

A. BASIS OF PRESENTATION- The balance sheet at December 31, 1995 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. (the "Successor" or the "Company") and Day International, Inc. (the "Predecessor" or "Day"), have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B. ACQUISITION OF DAY INTERNATIONAL, INC. - The Company was formed by American Industrial Partners Capital Fund, L.P. ("AIP I") and American Industrial Partners Capital Fund II, L.P. ("AIP II") to purchase Day (the "Acquisition"). On June 6, 1995 the Company acquired Day. The Acquisition was effected pursuant to a Stock Purchase Agreement, dated April 11, 1995, by and among the Company, M.A. Hanna Company and Cadillac Plastic Group, Inc. In connection with the Acquisition, the Company purchased all of the outstanding shares of Day. Prior to the Acquisition, the Company did not have any significant assets or liabilities or engage in any other activities other than those indicative to their formation, the Acquisition and financing related to the Acquisition.

The Company purchased Day for $211.8 million in cash, net of cash acquired of $2.5 million. In order to obtain funds necessary to effect the Acquisition and related transactions, and to pay the related fees and expenses of the Acquisition, (i) AIP I and AIP II and its related investors contributed an aggregate of $50.4 million to the Company in exchange for all the capital stock of the Company, (ii) the Company consummated the offerings of 11 1/8% Senior Subordinated Notes due 2005, in the aggregate amount of $100 million, and (iii) the Company entered into a Credit Agreement, providing for a $30 million term loan and a $50 million revolving credit facility, under which approximately $59.2 million was borrowed upon the consummation of the Acquisition.

Interest on the Subordinated Notes is payable semi-annually. The terms of the Credit Agreement and the Subordinated Notes include various financial covenants and other covenants which place limits on, among other things, asset sales, dividends and distributions on the Company's or any of its subsidiaries capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. As of June 30, 1996, the Company was in compliance with all of the covenants that pertain to the Credit Agreement and the Subordinated Notes.

The Acquisition of Day has been accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost was allocated to Day's assets and liabilities as of June 6, 1995, the closing date of the Acquisition, based on valuations and other studies. Based on these estimates, a portion of the excess purchase cost over the historical book value of the net assets acquired is allocated to certain property, plant and equipment, employment agreements, computer software and certain other intangibles having lives of 1 to 40 years, and the remainder, representing goodwill, is amortized over 40 years.

C.    INVENTORIES - The components of inventories are as follows:

                                    June 30,      December 31,
                                      1996           1995
                                      ----           ----
Finished goods                    $      7,740   $      7,661
Work-in-process                          4,737          4,732
Raw materials                            2,526          2,844
                                  ------------   ------------

     Total                        $     15,003   $     15,237
                                  ============   ============

D. CONTINGENCIES - Claims have been made against Day for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. The Company's previous parent and its parent, M.A. Hanna, have agreed to indemnify the Company for certain of the costs associated with these matters. As a result, a $1.1 Million indemnification receivable has been recorded. Management believes that this receivable is fully realizable.

E. OTHER ASSETS - In May, 1996, the Company's wholly-owned subsidiary, Day International, Inc. acquired the stock of San Joaquin Packaging Corporation for $1.6 Million in cash plus the assumption of certain contingent obligations and subsequently merged San Joaquin into Day International, Inc. The acquisition was accounted for as a purchase with the purchase price allocated to San Joaquin's only asset, a non-interest bearing note receivable, due in 1998, with a face value of $2.0 Million (discounted at 11%). Collection under the note is contingent upon the completion of certain transactions related to the sale of the assets of San Joaquin, however, management believes that the note will be fully realized.

F. SUPPLEMENTAL CONSOLIDATING INFORMATION - As described in Note B, in April 1995, the Company purchased Day from M.A. Hanna. The acquisition was financed through equity, term and revolving credit facilities and senior subordinated debt (the "Notes"). In connection with the acquisition, Day became a wholly-owned subsidiary of the company (which has no assets or operations other than its investment in day) and provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of day are not guarantors with respect to the Notes and are not anticipated to have any credit arrangements senior to the Notes except for the $4.3 Million borrowing by the UK subsidiary under the Credit Agreement. All of the assets of Day and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany elimination's are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. The following are the supplemental combined condensed balance sheets as of June 30, 1996 and December 31, 1995 and the supplemental combined condensed statements of income for the quarters ended June 30, 1996 and 1995 and the supplemental combined condensed statements of income and cash flows for the six months ended June 30, 1996 and 1995 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
June 30, 1996

                                            DAY                DAY
                                        International     International      Non Guarantor
                                         Group, Inc.     Inc.(Guarantor)     Subsidiaries    Eliminations     Consolidated
                                         -----------     ---------------     ------------    ------------     ------------
ASSETS
- ------
  Cash & cash equivalents                $      991      $     (100)            2,400                          $    3,291
  Accounts receivable - net                                  10,319             7,496                              17,815
  Inventories                                                 9,114             5,889                              15,003
  Other assets                                    5           1,693             1,299                               2,997
                                         --------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                      996          21,026            17,084              --              39,106

  Intercompany                              144,000           1,796                          $ (145,796)             --
  Property, plant and equipment - net                        36,058             8,842                              44,900
  Investment in subsidiaries                 60,269          17,477                             (77,746)             --
  Intangibles and other assets                              137,591             6,699                             144,290
                                         --------------------------------------------------------------------------------

TOTAL ASSETS                             $  205,265      $  213,948        $   32,625        $ (223,542)       $  228,296
                                         ================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
  Accounts payable                       $       77      $    4,248        $    2,410        $      281        $    7,016
  Accrued associate related costs
      and other expenses                                      7,455             3,971              --              11,426
  Interest payable                            1,340                                                                 1,340
  Current maturities of long-term debt         --              --                 728                                 728
                                         --------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES               1,417          11,703             7,109               281            20,510

  Intercompany                                8,683         135,251             2,143          (146,077)             --
  Long-term and
      Subordinated long term debt           144,000                             3,641                             147,641
  Long-term post retirement
       benefits and other                                     6,725             2,976                               9,701
  Total stockholders' equity                 51,165          60,269            16,756           (77,746)           50,444
                                         --------------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $  205,265      $  213,948        $   32,625        $ (223,542)       $  228,296
                                         ================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
December 31, 1995

                                                   DAY             DAY
                                              International   International      Non Guarantor
                                               Group, Inc.    Inc. (Guarantor)   Subsidiaries    Eliminations   Consolidated
                                               -----------    ----------------   ------------    ------------   ------------
ASSETS
- ------
  Cash & cash equivalents                              $403             $87             $3,279                         $3,769
  Accounts receivable - net                                           7,651              7,956                         15,607
  Inventories                                                         9,473              5,764                         15,237
  Other assets                                           20           1,761              1,060                          2,841
                                              --------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                              423          18,972             18,059              --         37,454

  Intercompany                                                        7,697                            ($7,697)            --
  Property, plant and equipment - net                                35,510              8,986                         44,496
  Investment in subsidiaries                        210,684          17,193                           (227,877)            --
  Intangibles and other assets                                      140,143              6,730                        146,873
                                              --------------------------------------------------------------------------------

TOTAL ASSETS                                       $211,107        $219,515            $33,775       $(235,574)      $228,823
                                              ================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
  Accounts payable                                      $77          $3,204             $2,702           ($101)        $5,882
  Accrued associate related costs
      and other expenses                              1,354           7,198              3,774                         12,326
                                              --------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                       1,431          10,402              6,476            (101)        18,208

  Intercompany                                        8,053          (8,064)             7,607          (7,596)            --
  Long-term and
      subordinated long-term debt                   151,250                                                           151,250
  Long-term post retirement
       benefits and other                                             6,493              3,011                          9,504
  Total stockholders' equity                         50,373         210,684             16,681        (227,877)        49,861
                                              --------------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                          $211,107        $219,515            $33,775       $(235,574)      $228,823
                                              ================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the quarter ended June 30, 1996

                                                    DAY              DAY
                                                International,   International,     Non Guarantor
                                                 Group, Inc.     Inc. (Guarantor)   Subsidiaries    Eliminations    Consolidated
                                                 -----------     ----------------   ------------    ------------    ------------
  Net sales                                     $        -       $  24,754            $   8,545       $       -       $  33,299

  Cost of goods sold                                                14,519                5,678                          20,197
                                                 ------------------------------------------------------------------------------
          Gross profit                                   -          10,235                2,867               -          13,102

  Selling, general and administrative expenses          43           4,476                1,924                           6,443
  Amortization of intangibles                                        1,589                   12                           1,601
  Management fees                                                      260                                                  260
                                                 ------------------------------------------------------------------------------
          Operating income (loss)                      (43)          3,910                  931               -           4,798

  Other expenses (income):
     Equity in earnings of subsidiaries              1,940            (472)                              (1,468)              -
     Interest expense                               (3,879)          7,973                   19                           4,113
     Other (income) expense                            (19)           (108)                  66                             (61)
                                                 ------------------------------------------------------------------------------
          Income (loss) before income taxes          1,915          (3,483)                 846           1,468             746

  Provision (benefit) for income taxes               1,504          (1,543)                 374                             335
                                                 ------------------------------------------------------------------------------
          Net Income (loss)                     $      411   $      (1,940)           $     472       $   1,468       $     411
                                                 ==============================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the Six Months ended June 30, 1996

                                                      DAY              DAY
                                                  International,   International,     Non Guarantor
                                                   Group, Inc.     Inc. (Guarantor)   Subsidiaries    Eliminations    Consolidated
                                                   -----------     ----------------   ------------    ------------    ------------
  Net sales                                         $        -     $    49,709         $  17,412       $       -       $  67,121

  Cost of goods sold                                                    29,984            11,673                          41,657
                                                 ---------------------------------------------------------------------------------
          Gross profit                                       -          19,725             5,739               -          25,464

  Selling, general and administrative expenses             108           8,156             3,931                          12,195
  Amortization of intangibles                                            2,982               160                           3,142
  Management fees                                                          460                                               460
                                                 ---------------------------------------------------------------------------------
          Operating income (loss)                         (108)          8,127             1,648               -           9,667

  Other expenses (income):
     Equity in earnings of subsidiaries                   (835)           (784)                            1,619               -
     Interest expense                                        -           8,223                19                           8,242
     Other (income) expense                                (38)           (122)              194                              34
                                                 ---------------------------------------------------------------------------------
          Income (loss) before income taxes                765             810             1,435          (1,619)          1,391

  Provision (benefit) for income taxes                     (27)            (25)              651                             599
                                                 ---------------------------------------------------------------------------------
          Net Income                                $      792     $       835         $     784       $  (1,619)      $     792
                                                 =================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the period June 7, 1995 through June 30, 1995

                                                      DAY              DAY
                                                  International,   International,     Non Guarantor
                                                   Group, Inc.     Inc. (Guarantor)   Subsidiaries    Eliminations    Consolidated
                                                   -----------     ----------------   ------------    ------------    ------------
  Net sales                                       $        -       $   6,280            $   2,651       $       -       $   8,931

  Cost of goods sold                                                   3,964                1,757                           5,721
                                                 ---------------------------------------------------------------------------------
          Gross profit                                     -           2,316                  894               -           3,210

  Selling, general and administrative expenses            62             882                  614                           1,558
  Amortization of intangibles                                            487                    -                             487
  Management fees                                                          -                    -                               -
                                                 ---------------------------------------------------------------------------------
          Operating income (loss)                        (62)            947                  280               -           1,165

  Other expenses (income):
     Equity in earnings of subsidiaries                 (137)           (250)                                 387               -
     Interest expense                                  1,087              61                    1               6           1,155
     Other (income) expense                              (47)            999                   29              (6)            975
                                                 ---------------------------------------------------------------------------------
          Income (loss) before income taxes             (965)            137                  250            (387)           (965)

  Provision (benefit) for income taxes                     -               -                    -                               -
                                                 ---------------------------------------------------------------------------------
          Net Income                              $     (965)      $     137            $     250       $    (387)      $    (965)
                                                 =================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the period April 1, 1995 through June 6, 1995

                                                      DAY
                                                  International,   Non Guarantor
                                                 Inc. (Guarantor)  Subsidiaries    Eliminations    Consolidated
                                                 ---------------   ------------    ------------    ------------
  Net sales                                     $   17,384          $  15,249       $  (8,413)      $  24,220

  Cost of goods sold                                11,252             12,379          (8,413)         15,218
                                                 ----------------------------------------------------------------
          Gross profit                               6,132              2,870               -           9,002

  Selling, general and administrative expenses       2,778              2,353                           5,131
  Amortization of intangibles                          955                  -                             955
                                                 ----------------------------------------------------------------
          Operating income                           2,399                 517              -           2,916

  Other expenses (income):
     Equity in earnings of subsidiaries               (701)                               701               -
      Other (income) expense                           128                (478)                          (350)
                                                 ----------------------------------------------------------------
          Income before income taxes                 2,972                995            (701)           3,266

  Provision for income taxes                           949                294                            1,243
                                                 ----------------------------------------------------------------
          Net Income                            $    2,023           $    701       $    (701)      $    2,023
                                                 ================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the period January 1, 1995 through June 6, 1995

                                                      DAY
                                                  International,   Non Guarantor
                                                 Inc. (Guarantor)  Subsidiaries    Eliminations    Consolidated
                                                 ---------------   ------------    ------------    ------------
  Net sales                                        $  39,690        $  24,177       $  (8,413)      $  55,454

  Cost of goods sold                                  23,829           18,519          (8,413)         33,935
                                                   ------------------------------------------------------------
          Gross profit                                15,861            5,658               -          21,519

  Selling, general and administrative expenses         6,776            4,481                          11,257
  Amortization of intangibles                          2,258                -                           2,258
                                                   ------------------------------------------------------------
          Operating income                             6,827            1,177               -           8,004

  Other expenses (income):
     Equity in earnings of subsidiaries               (1,426)                           1,426               -
      Other (income) expense                             110             (687)                           (577)
                                                   ------------------------------------------------------------
          Income before income taxes                   8,143            1,864          (1,426)          8,581

  Provision for income taxes                           3,050              438                           3,488
                                                   ------------------------------------------------------------
          Net Income                               $   5,093        $   1,426       $  (1,426)      $   5,093
                                                   ============================================================

 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Cash Flows
 For the six months ended June 30, 1996


                                                            DAY            DAY
                                                        International  International,    Non Guarantor
                                                        Group, Inc.    Inc. (Guarantor)  Subsidiaries    Eliminations  Consolidated
                                                        -----------    ----------------  ------------    ------------  ------------
Operating Activities:
Net Income                                                   $   792        $   835           $   784         $(1,619)      $   792
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                            6,748               729                         7,477
     Equity in earning of subsidiaries                          (835)          (784)                            1,619          --
     Changes in operating assets and liabilities                   1         (1,983)             (227)            653        (1,556)
                                                             -------        -------           -------         -------       -------
Net cash provided by (used in) operating activities              (42)         4,816             1,286             653         6,713

Investing Activities:
  Capital expenditures                                                       (2,040)             (588)                       (2,628)
  Other                                                                      (1,273)             (633)            351        (1,555)
                                                             -------        -------           -------         -------       -------
Net cash used in investing activities                           --           (3,313)           (1,221)            351        (4,183)

Financing Activities:
  Proceeds from UK credit facility                              --                              4,320                         4,320
  Net payments on revolving credit facility                   (7,250)                                                        (7,250)
                                                             -------        -------           -------         -------       -------
Net cash (used in) provided by financing activities           (7,250)          --               4,320            --          (2,930)

Intercompany transfers                                         7,880         (1,690)           (5,186)         (1,004)         --
Effects of exchange rates on cash                                                                 (78)                          (78)
                                                             -------        -------           -------         -------       -------
Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents           588           (187)             (879)             --          (478)
  Cash and cash equivalents at beginning of period               403             87             3,279                         3,769
                                                             -------        -------           -------         -------       -------
  Cash and cash equivalents at end of period                 $   991        $  (100)          $ 2,400         $    --       $ 3,291
                                                             =======        =======           =======         =======       =======

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the period June 7, 1995 though June 30, 1995

                                                              DAY            DAY
                                                         International  International,   Non Guarantor
                                                          Group, Inc.  Inc. (Guarantor)   Subsidiaries   Eliminations  Consolidated
                                                          -----------  ----------------   ------------   ------------  ------------
OPERATING ACTIVITIES:
Net Income (Loss)                                            $   (965)       $   137          $   250         $  (387)     $   (965)
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                             1,338              137                         1,475
     Equity in earnings (loss) of subsidiaries                   (137)          (250)                             387            --
     Changes in operating assets and liabilities                   --             --               --              --            --
                                                             --------        -------          -------         -------      --------
Net cash provided by (used in) operating activities            (1,102)         1,225              387              --           510

INVESTING ACTIVITIES:
  Cash paid for Day International, Inc.                      (199,500)                                                     (199,500)
  Capital expenditures                                                          (115)              --                          (115)
                                                             --------        -------          -------         -------      --------
Net cash used in investing activities                        (199,500)          (115)              --              --      (199,615)

FINANCING ACTIVITIES:
  Capital contribution                                         50,421                                                        50,421
  Proceeds from term loan                                      30,000                                                        30,000
  Net proceeds from revolving credit facility                  27,800                                                        27,800
  Issuance of subordinated debt                               100,000                                                       100,000
  Payment of financing costs                                   (9,163)                                                       (9,163)
                                                             --------        -------          -------         -------      --------
Net cash provided by financing activities                     199,058             --               --              --       199,058

Intercompany transfers                                             --             --               --              --            --
Effects of exchange rates on cash                                                                 (61)                          (61)
                                                             --------        -------          -------         -------      --------
Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents         (1,544)         1,110              326              --          (108)
  Cash and cash equivalents at beginning of period                958          1,105            2,033                         4,096
                                                             --------        -------          -------         -------      --------
  Cash and cash equivalents at end of period                 $   (586)       $ 2,215          $ 2,359         $    --      $  3,988
                                                             ========        =======          =======         =======      ========

 Day International, Inc.
 Supplemental Combining Condensed Statement of Cash Flows
 For the period January 1, 1995 through June 6, 1995

                                                                    DAY
                                                               International,   Non Guarantor
                                                              Inc.(Guarantor)    Subsidiaries      Eliminations    Consolidated
                                                              ---------------    ------------      ------------    ------------
Operating Activities:
Net Income                                                    $      5,093       $      1,426      $     (1,426)   $      5,093
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                   4,021                357                             4,378
     Equity in earnings of subsidiaries                             (1,426)              --               1,426            --
     Changes in operating assets and liabilities                    (6,349)            (2,703)             --            (9,052)
                                                              ------------------------------------------------------------------
Net cash provided by (used in) operating activities                  1,339               (920)             --               419

Investing Activities:
  Capital expenditures                                              (1,213)              (352)                           (1,565)
  Other                                                               --                                                     --
                                                              ------------------------------------------------------------------
Net cash used in investing activities                               (1,213)              (352)             --            (1,565)

Financing Activities:
  Decrease in notes receivable and advances                          5,890                125                             6,015
  Net change in equity                                              (5,483)                                              (5,483)
                                                              ------------------------------------------------------------------
Net cash provided by financing activities                              407                125              --               532

Effects of exchange rates on cash                                                          31                                31
                                                              ------------------------------------------------------------------
Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents                 533             (1,116)             --              (583)
  Cash and cash equivalents at beginning of period                     572              4,905              --             5,477
                                                              ------------------------------------------------------------------
  Cash and cash equivalents at end of period                  $      1,105       $      3,789      $       --      $      4,894
                                                              ==================================================================

                          DAY INTERNATIONAL GROUP, INC.
ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles and operating income in millions of dollars and as a percentage of net sales.

                                                     Three Months                       Six Months
                                                     ------------                       ----------
                                                     Ended June 30                      Ended June 30
                                                     -------------                      -------------
                                                1996                1995              1996              1995
                                                ----                ----              ----              ----
                                          $         %          $       %       $          %        $         %
                                          -----     -----      -----   -----   ------     -----    -----     -----
Net sales................................  33.3     100.0      33.1    100.0     67.1     100.0     64.4     100.0
Costs of goods sold......................  20.2      60.7      20.9     63.2     41.7      62.1     39.7      61.6
Gross profit.............................  13.1      39.3      12.2     36.8     25.4      37.9     24.7      38.4
SG&A.....................................   6.4      19.3       6.7     20.2     12.2      18.2     12.8      19.9
Amortization of intangibles..............   1.6       4.8       1.4      4.3      3.1       4.7      2.7       4.3
Management Fees..........................   0.3       0.8       -        -        0.5       0.7      -         -
Operating income.........................   4.8      14.4       4.1     12.3      9.7      14.4      9.2      14.2

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net sales increased to $33.3 million for the three months ended June 30, 1996 from $33.1 million for the comparable period in 1995, an increase of $0.2 million or 0.4%. Sales volumes increased by $0.6 million or 1.8% offset by the effect of translation of $0.4 million or 1.2%. Printing's sales increased to $25.0 million for the three months ended June 30, 1996 from $24.0 million for the comparable period in 1995, an increase of $1.0 million or 4.0%. Printing revenues increased $1.3 million or 5.4%, as a result of modest price increases and increased demand for the Company's existing products. Translation reduced Printing's revenue by $0.3 million or 1.3%. Textiles' sales were $8.3 million for the three months ended June 30, 1996 compared to $9.1 million for the comparable period in 1995, a decrease of $0.8 million or 9.0%. Textile volumes decreased by $0.7 million or 7.7% as a result of lower European sales, mainly to original equipment manufacturer customers. Translation reduced Textile's revenues by $0.1 million.

Gross profit increased $0.9 million to $13.1 million for the three months ended June 30, 1996 from $12.2 million for the three months ended June 30, 1995. As a percentage of net sales, gross profit increased to 39.3% for the three months ended June 30, 1996 from 36.8% for the comparable period in 1995. Gross profit was positively impacted by productivity enhancements and higher sales volumes. Gross profit increased by $0.1 million as a result of higher sales volumes and favorable product mix. Lower cost of goods sold increased gross profit by $0.9 million or 7.4%. Translation reduced gross profit $0.2 million or 1.6%. Gross profit was also impacted by $0.5 million of higher depreciation and amortization as a result of recognizing the market value of the assets purchased in the Acquisition. Gross profit in the three months ended June 30, 1995 decreased by $0.6 million as a result of selling finished goods inventory which were purchased at market value as a result of the acquisition.

SG&A decreased to $6.4 million for the three months ended June 30, 1996 from $6.7 million for the comparable period in 1995, a decrease of $0.3 million or 3.8%. In the quarter ended June 30, 1996, additional stand alone costs added $0.1 million to SG&A and translation decreased SG&A by $0.1 million. As a percentage of net sales, SG&A decreased to 19.3% from 20.2%, as a result of lower distribution and selling expenses mainly on reduced European sales and cost savings associated with the reorganization of the Canadian branch office.

Amortization of intangibles increased to $1.6 million for the three months June 30, 1996 from $1.4 million for the comparable period in 1995, an increase of $0.2 million as a result of purchase accounting from the Acquisition.

Operating income increased to $4.8 million for the three months ended June 30, 1996 from $4.1 million for the comparable period in 1995, a increase of $0.7 million or 17.6%. As a percentage of net sales, operating income increased to 14.4% for the three months ended June 30, 1996 from 12.3% for the comparable period in 1995. The Company's operating income was $0.7 million lower due to increased depreciation and amortization primarily as a result of the Acquisition.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net sales increased to $67.1 million for the six months ended June 30, 1996 from $64.4 million for the comparable period in 1995, an increase of $2.7 million or 4.2%. Real revenue growth was $3.4 million, or 5.3% reduced by $0.7 million as a result of translation. Printing's sales increased to $50.6 million for the six months ended June 30, 1996 from $47.1 million for the comparable period in 1995, an increase of $3.5 million or 7.5%, as a result of modest price increases, higher sales of tubular sleeves, and increased demand for the Company's existing products. Textiles' sales were $16.6 million for the six months ended June 30, 1996 compared to $17.3 million for the comparable period in 1995, a decrease of $0.7 million or 4.4% as a result of lower European sales to OEM customers coupled with adverse translation impact of $0.2 million or 1.2%. Sales of other textile products were flat.

Gross profit increased $0.7 million to $25.4 million for the six months ended June 30, 1996 from $24.7 million for the six months ended June 30, 1995. As a percentage of net sales, gross profit decreased to 37.9% for the six months ended June 30, 1996 from 38.4% for the comparable period in 1995. Gross profit was positively impacted by productivity enhancements and higher sales volumes, particularly printing products sales. Gross profit increased by $1.6 million as a result of higher overall sales volumes. Gross profit decreased $0.3 million due to translation. Gross profit was also impacted by $1.2 million of higher depreciation and amortization as a result of recognizing the market value of the assets purchased in the Acquisition. Gross profit in the six months ended June 30, 1995 was impacted by $0.6 million as a result of selling finished goods inventory which were purchased at market value as a result of the acquisition.


SG&A decreased to $12.2 million for the six months ended June 30, 1996 from $12.8 million for the comparable period in 1995, a decrease of $0.6 million or 4.8%. In the six months ended June 30, 1996, additional stand alone costs added $0.2 million to SG&A. As a percentage of net sales, SG&A decreased to 18.2% from 19.9%, as a result of distribution and selling expenses on lower European sales combined with cost savings associated with the reorganization of the Canadian branch office.

Amortization of intangibles increased to $3.1 million for the six months June 30, 1996 from $2.7 million for the comparable period in 1995, an increase of $0.4 million as a result of purchase accounting from the Acquisition.

Operating income increased to $9.7 million for the six months ended June 30, 1996 from $9.2 million for the comparable period in 1995, an increase of $0.5 million or 5.4%. As a percentage of net sales, operating income increased to 14.4% for the six months ended June 30, 1996 from 14.2% for the comparable period in 1995. The Company's operating income was $1.6 million lower due to increased depreciation and amortization primarily as a result of the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry large amounts of inventory and finance receivables.

Cash Flows From Operating Activities. Cash flows from operations for the six months ended June 30, 1996 and June 30, 1995 were $6.7 million and $0.3 million, respectively. Cash flows from operations in 1996 were reduced by a $1.4 million increase in working capital, primarily from increased receivable balances offset by a small reduction in inventory balances and increased accrued liabilities. For the six months ended June 30, 1995, cash flows from operations were impacted by a $8.1 million increase in working capital, primarily from payments associated with employee incentives earned in 1994 and increases in inventory balances and receivables.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment have been relatively stable at $3.6, $3.5 and $3.7 million for 1995, 1994 and 1993, respectively. The Company believes that historical capital spending levels are sufficient to maintain its leading market position. The Company expects to fund its annual capital expenditures of $4.0 million to $6.0 million over the next several years from cash flow from operations. Capital expenditures for the six months ended June 30, 1996 were $2.6 million compared to $1.7 million for the six months ended June 30, 1995.

Cash Flows From Financing Activities. Concurrent with the Acquisition, the Company entered into the Credit Agreement with certain banks. The Credit Agreement has a maximum borrowing capacity of $77 million and is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary. In conjunction with the Credit Agreement, the Company entered into an agreement with a UK bank in June 1996 to borrow $5.8 million, of which, $4.3 million was outstanding at June 30, 1996, the proceeds of which were used to reduce the US line of credit. As of June 30, 1996, the Company had approximately $26.9 million available under the US Credit Agreement and $1.5 million available under the UK Credit Agreement. The Company does not have any scheduled repayment requirements until 1999, other than $182 a quarter due on the UK Credit Agreement. During the six months ended June 30, 1996, the Company made $7.25 million in payments on the line of credit associated with the US Credit Agreement. The Company believes that it will generate sufficient cash flow from operations to meet debt service, working capital and capital expenditure requirements, although no assurance can be given that it will be able to do so.

                          DAY INTERNATIONAL GROUP, INC.
                           Part II: Other Information

Item 1. Legal Proceedings - None

Item 6. Exhibits and Reports on Form 8-K

          a. No report on Form 8-K was filed during the quarter ended June 30, 1996.
          b.   Exhibits:
               4.1  Bank of Scotland Credit Agreement
               4.2  Amendment No. 1 to Credit Agreement dated June 6, 1995
               27   Financial Data Schedule




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Day International Group, Inc.
                                             -----------------------------
                                                     (Registrant)

Date: July  29, 1996                         /s/ David B. Freimuth
      --------------                         ---------------------
                                                 David B. Freimuth
                                                 Vice President and
                                                   Chief Financial Officer