Form 10-Q
period 1996-09-30
DAY INTERNATIONAL GROUP INC
filed 1996-11-14
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996
      -------------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................ to ....................


Commission File Number 33-93644
                       --------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                                  31-1436 349
---------------------------                                                     -------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer ID No.)


  333 West First Street, Dayton, Ohio                                              45402-0338
-------------------------------------------                                     -------------------
(Address of principal executive offices)                                           (zip code)


         (513) 224-4000
----------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of November 8, 1996 was 51,555.

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                                              Pages
                                                                                              -----
Part I:  Financial Information

         Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets as of September 30, 1996
             and December 31, 1995                                                              3

             Condensed Consolidated Statements of Income for the quarter
             ended September 30, 1996 and  1995                                                 4

             Condensed Consolidated Statements of Income for the nine months ended September 30, 1996, the period January 1, 1995 through
             June 6, 1995 and the period June 7, 1995 through September 30, 1995                5

             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996, the period January 1, 1995 through
             June 6, 1995 and the period June 7, 1995 through September 30, 1995                6

             Notes to Condensed Consolidated Financial Statements                             7 - 17

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                18 - 21

Part II:  Other Information

         Item 1 - Legal Proceedings                                                            22

         Item 6 - Exhibits and Reports on Form 8-K                                             22

         Signature                                                                             22

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          DAY INTERNATIONAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                ASSETS                                   1996         1995
                                                     ------------- ------------
Cash and cash equivalents                              $   6,743    $   3,769
Accounts receivable, net of allowance                     15,537       15,607
Inventories                                               15,542       15,237
Prepaid expenses and other current assets                  1,016          866
Deferred income taxes                                      2,223        1,975
                                                       ---------    ---------
                Total current assets                      41,061       37,454

Property, plant and equipment, net                        45,219       44,496
Goodwill and other intangibles                           138,638      145,446
Other assets                                               2,992        1,427
                                                       ---------    ---------
                Total assets                           $ 227,910    $ 228,823
                                                       =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                       $   6,222    $   5,882
Accrued associate related costs and other expenses        11,941       11,114
Interest payable                                           4,282        1,212
Current maturities of long-term debt                         728           --
                                                       ---------    ---------
                Total current liabilities                 23,173       18,208

Long-term and subordinated long-term debt                143,494      151,250
Deferred tax liabilities                                   2,030        2,202
Other long term liabilities                                7,765        7,302
                                                       ---------    ---------
                Total liabilities                        176,462      178,962

Commitments and contingencies                                 --           --

Stockholders' equity:
    Common stock                                               1            1
    Additional paid in capital                            51,534       51,599
    Retained earnings (Accumulated deficit)                  600       (1,227)
    Foreign currency translation adjustment                 (687)        (512)
                                                       ---------    ---------
                Total stockholders' equity                51,448       49,861
                                                       ---------    ---------
         Total liabilities and stockholders' equity    $ 227,910    $ 228,823
                                                       =========    =========


See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)




                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1996        1995
                                                 --------    --------
Net sales                                        $ 33,959    $ 31,672
Cost of goods sold                                 20,885      21,629
                                                 --------    --------

Gross profit                                       13,074      10,043
Selling, general and administrative
       expenses                                     5,927       5,656
Amortization of intangibles                         1,602       1,745
  Management fees                                     200         200
                                                 --------    --------

Operating income                                    5,345       2,442
Interest expense (including amortization of
    deferred financing costs of $250 and $243)      4,036       4,319
Other (income) expense                                (98)       (108)
                                                 --------    --------

Income (loss) before income taxes                   1,407      (1,769)
Provision (benefit) for income taxes                  372      (1,195)
                                                 --------    --------

Net Income (loss)                                $  1,035    $   (574)
                                                 ========    ========

       See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                         COMPANY              PREDECESSOR
                                                 ---------------------------  -----------
                                                   NINE          JUNE 7,       JANUARY 1,
                                                  MONTHS          1995           1995
                                                   ENDED         THROUGH        THROUGH
                                                 SEPTEMBER 30, SEPTEMBER 30,    JUNE 6,
                                                   1996           1995           1995
                                                 ---------       --------       --------
Net sales                                        $ 101,080       $ 40,603       $ 55,454
Cost of goods sold                                  62,542         27,350         33,935
                                                 ---------       --------       --------

Gross profit                                        38,538         13,253         21,519
Selling, general and administrative
       expenses                                     18,122          7,154         11,257
Amortization of intangibles                          4,744          2,234          2,258
Management fees                                        660            257             --
                                                 ---------       --------       --------

Operating income                                    15,012          3,608          8,004
Interest expense (including amortization of
    deferred financing costs of $750 and $304)      12,277          5,475
Other (income) expense                                 (64)           867           (577)
                                                 ---------       --------       --------

Income before income taxes                           2,799         (2,734)         8,581
Provision (benefit) for income taxes                   971         (1,195)         3,488
                                                 ---------       --------       --------

Net Income (loss)                                $   1,828       $ (1,539)      $  5,093
                                                 =========       ========       ========

       See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               COMPANY                    PREDECESSOR
                                                                        ------------------------------    -----------
                                                                          NINE             JUNE 7,        JANUARY 1,
                                                                         MONTHS             1995            1995
                                                                         ENDED            THROUGH          THROUGH
                                                                      SEPTEMBER 30,     SEPTEMBER 30,      JUNE 6,
                                                                          1996              1995            1995
                                                                        --------         ---------         -------
OPERATING ACTIVITIES
         Net income (loss)                                              $  1,828         $  (1,539)        $ 5,093
         Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                               11,276             7,442           4,378
              Deferred income taxes                                         (250)           (1,453)         (1,613)
              Changes in operating assets and liabilities                  2,913              (143)         (7,439)
                                                                        --------         ---------         -------
                 Net cash provided by operating activities                15,767             4,307             419
                                                                        --------         ---------         -------

INVESTING ACTIVITIES
         Capital expenditures                                             (3,988)             (950)         (1,565)
         Cash Paid for Day International, Inc.                                            (199,500)
         Other                                                            (1,587)               --              --
                                                                        --------         ---------         -------
                 Net cash used in investing activities                    (5,575)         (200,450)         (1,565)
                                                                        --------         ---------         -------

FINANCING ACTIVITIES
         Net payments on revolving credit facility                       (11,250)
         Proceeds from UK credit facility                                  4,320
         Payments on UK credit facility                                     (173)
         Sale of common shares                                                55            51,601
         Purchase of common shares                                          (120)
         Proceeds from Term Loan                                                            30,000
         Net proceeds from revolving credit facility                                        24,000
         Issuance of subordinated debt                                                     100,000
         Payment of financing costs                                                        (10,121)
         Decrease in notes receivable and advances                                                           6,015
         Net change in equity                                                 --                --          (5,483)
                                                                        --------         ---------         -------
                 Net cash (used in) provided by  financing activities     (7,168)          195,480             532
                                                                        --------         ---------         -------

         Effects of exchange rates on cash                                   (50)              (20)             31
                                                                        --------         ---------         -------

CASH AND CASH EQUIVALENTS:
         Net increase (decrease) in cash and cash equivalents              2,974              (683)           (583)
         Cash and cash equivalents at beginning of period                  3,769             4,096           5,477
                                                                        --------         ---------         -------
         Cash and cash equivalents at end of period                     $  6,743         $   3,413         $ 4,894
                                                                        ========         =========         =======

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

Interest on the Subordinated Notes is payable semi-annually. The terms of the Credit Agreement and the Subordinated Notes include various financial covenants and other covenants which place limits on, among other things, asset sales, dividends and distributions on the Company's or any of its subsidiaries capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. As of September 30, 1996, the Company was in compliance with all of the covenants that pertain to the Credit Agreement and the Subordinated Notes.

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

C. INVENTORIES - The components of inventories are as follows:


                                     September 30,   December 31,
                                        1996            1995
                                        ----            ----
Finished goods                        $ 8,881         $ 7,661
Work-in-process                         4,313           4,732
Raw materials                           2,348           2,844
                                      -------         -------

     Total                            $15,542         $15,237
                                      =======         =======


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

F. SUPPLEMENTAL CONSOLIDATING INFORMATION - As described in Note B, in April 1995, the Company purchased Day from M.A. Hanna. The acquisition was financed through equity, term and revolving credit facilities and senior subordinated debt (the "Notes"). In connection with the Acquisition, Day became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day) and provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day are not guarantors with respect to the Notes and are not anticipated to have any credit arrangements senior to the Notes except for the $4.3 million borrowing by the UK subsidiary under the Credit Agreement. All of the assets of Day and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany elimination's are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. The following are the supplemental combined condensed balance sheets as of September 30, 1996 and December 31, 1995 and the supplemental combined condensed statements of income for the quarters ended September 30, 1996 and 1995 and the supplemental combined condensed statements of income and cash flows for the nine months ended September 30, 1996 and 1995 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
September 30, 1996

                                             DAY               DAY
                                        International     International       Non Guarantor
                                         Group, Inc.     Inc. (Guarantor)      Subsidiaries     Eliminations     Consolidated
                                         -----------     ----------------      ------------     ------------     ------------
ASSETS
------
  Cash & cash equivalents                 $  3,861             $   (401)           $ 3,283                          $  6,743
  Accounts receivable - net                                       8,404              7,133                            15,537
  Inventories                                                     9,818              5,724                            15,542
  Other assets                                  23                1,655              1,561                             3,239
                                       --------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                   3,884               19,476             17,701              --            41,061

  Intercompany                             140,000                1,820                          $(141,820)               --
  Property, plant and equipment - net                            36,161              9,058                            45,219
  Investment in subsidiaries                61,315               18,203                            (79,518)               --
  Intangibles and other assets                                  134,933              6,697                           141,630
                                       --------------------------------------------------------------------------------------

TOTAL ASSETS                              $205,199             $210,593            $33,456       $(221,338)         $227,910
                                       ======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Accounts payable                        $     77             $  3,567            $ 2,839        $   (261)         $  6,222
  Accrued associate related costs
      and other expenses                                          7,753              4,188              --            11,941
  Interest payable                           4,282                                                                     4,282
  Current maturities of long-term debt          --                   --                728                               728
                                       --------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES              4,359               11,320              7,755            (261)           23,173

  Intercompany                               8,705              131,183              1,671        (141,559)               --
  Long-term and
      subordinated long-term debt          140,000                                   3,494                           143,494
  Long-term post retirement
       benefits and other                                         6,775              3,020                             9,795
  Total stockholders' equity                52,135               61,315             17,516         (79,518)           51,448
                                       --------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $205,199             $210,593            $33,456       $(221,338)         $227,910
                                       ======================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
December 31, 1995

                                           DAY               DAY
                                      International     International       Non Guarantor
                                       Group, Inc.     Inc. (Guarantor)      Subsidiaries     Eliminations     Consolidated
                                       -----------     ----------------      ------------     ------------     ------------
ASSETS
------
  Cash & cash equivalents                $    403             $     87            $ 3,279                          $  3,769
  Accounts receivable - net                                      7,651              7,956                            15,607
  Inventories                                                    9,473              5,764                            15,237
  Other assets                                 20                1,761              1,060                             2,841
                                      --------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                    423               18,972             18,059              --            37,454

  Intercompany                                                   7,697                          $  (7,697)               --
  Property, plant and equipment - net                           35,510              8,986                            44,496
  Investment in subsidiaries              210,684               17,193                           (227,877)               --
  Intangibles and other assets                                 140,143              6,730                           146,873
                                      --------------------------------------------------------------------------------------

TOTAL ASSETS                             $211,107             $219,515            $33,775       $(235,574)         $228,823
                                      ======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Accounts payable                       $     77             $  3,204            $ 2,702       $    (101)         $  5,882
  Accrued associate related costs
      and other expenses                    1,354                7,198              3,774                            12,326
                                      --------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES             1,431               10,402              6,476            (101)           18,208

  Intercompany                              8,053               (8,064)             7,607          (7,596)               --
  Long-term and
      subordinated long-term debt         151,250                                                                   151,250
  Long-term post retirement
       benefits and other                                        6,493              3,011                             9,504
  Total stockholders' equity               50,373              210,684             16,681        (227,877)           49,861
                                      --------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $211,107             $219,515            $33,775       $(235,574)         $228,823
                                      ======================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the quarter ended September 30, 1996

                                                     DAY                DAY
                                               International,      International,      Non Guarantor
                                                 Group, Inc.      Inc. (Guarantor)      Subsidiaries     Eliminations   Consolidated
                                                 -----------      ----------------      ------------     ------------   ------------
  Net sales                                        $   --              $25,247             $8,712         $    --          $33,959

  Cost of goods sold                                                    14,963              5,922                           20,885
                                               ------------------------------------------------------------------------------------

          Gross profit                                 --               10,284              2,790              --           13,074

  Selling, general and administrative expenses         39                4,002              1,886                            5,927
  Amortization of intangibles                                            1,590                 12                            1,602
  Management fees                                                          200                                                 200
                                               ------------------------------------------------------------------------------------

          Operating income (loss)                     (39)               4,492                892              --            5,345

  Other expenses (income):
     Equity in earnings of subsidiaries            (1,045)                (726)                             1,771               --
     Interest expense                                  --                3,965                 71                            4,036
     Other (income) expense                           (22)                   4                (80)                             (98)
                                               ------------------------------------------------------------------------------------

          Income before income taxes                1,028                1,249                901          (1,771)           1,407

  Provision (benefit) for income taxes                 (7)                 204                175                              372
                                               ------------------------------------------------------------------------------------

          Net Income                               $1,035              $ 1,045             $  726         $(1,771)         $ 1,035
                                               ====================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the Nine Months ended September 30, 1996

                                                     DAY                DAY
                                               International,      International,      Non Guarantor
                                                 Group, Inc.      Inc. (Guarantor)      Subsidiaries     Eliminations   Consolidated
                                                 -----------      ----------------      ------------     ------------   ------------
  Net sales                                         $   --              $74,956            $26,124         $    --         $101,080

  Cost of goods sold                                                     44,947             17,595                           62,542
                                               -------------------------------------------------------------------------------------

          Gross profit                                  --               30,009              8,529              --           38,538

  Selling, general and administrative expenses         147               12,158              5,817                           18,122
  Amortization of intangibles                                             4,572                172                            4,744
  Management fees                                                           660                 --                              660
                                               -------------------------------------------------------------------------------------

          Operating income (loss)                     (147)              12,619              2,540              --           15,012

  Other expenses (income):
     Equity in earnings of subsidiaries             (1,881)              (1,510)                             3,391               --
     Interest expense                                   --               12,187                 90                           12,277
     Other (income) expense                            (60)                (118)               114                              (64)
                                               -------------------------------------------------------------------------------------

          Income before income taxes                 1,794                2,060              2,336          (3,391)           2,799

  Provision (benefit) for income taxes                 (34)                 179                826                              971
                                               -------------------------------------------------------------------------------------

          Net Income                                $1,828              $ 1,881            $ 1,510         $(3,391)        $  1,828
                                               =====================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the three months ended September 30, 1995

                                                    DAY                DAY
                                              International,      International,      Non Guarantor
                                                Group, Inc.      Inc. (Guarantor)      Subsidiaries     Eliminations    Consolidated
                                                -----------      ----------------      ------------     ------------    ------------
  Net sales                                       $    --              $23,085             $8,587         $    --          $31,672

  Cost of goods sold                                                    15,908              5,721                           21,629
                                              -------------------------------------------------------------------------------------

          Gross profit                                 --                7,177              2,866              --           10,043

  Selling, general and administrative expenses        (14)               3,672              1,998                            5,656
  Amortization of intangibles                                            1,745                 --                            1,745
  Management fees                                                          200                 --                              200
                                              -------------------------------------------------------------------------------------

          Operating income (loss)                      14                1,560                868              --            2,442

  Other expenses (income):
     Equity in earnings of subsidiaries            (1,349)                (525)                             1,874               --
     Interest expense                               4,047                  243                236            (207)           4,319
     Other (income) expense                          (176)                  --               (139)            207             (108)
                                              -------------------------------------------------------------------------------------

          Income (loss) before income taxes        (2,508)               1,842                771          (1,874)          (1,769)

  Provision (benefit) for income taxes             (1,934)                 493                246                           (1,195)
                                              -------------------------------------------------------------------------------------

          Net Income                              $  (574)             $ 1,349             $  525         $(1,874)         $  (574)
                                              =====================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the period June 7, 1995 through September 30, 1995

                                                   DAY                  DAY
                                              International        International,      Non Guarantor
                                               Group, Inc.        Inc. (Guarantor)      Subsidiaries     Eliminations   Consolidated
                                               -----------        ----------------      ------------     ------------   ------------
  Net sales                                                             $29,365            $11,238                          $40,603

  Cost of goods sold                                                     19,872              7,478                           27,350
                                              --------------------------------------------------------------------------------------

          Gross profit                                  --                9,493              3,760              --           13,253

  Selling, general and administrative expenses     $    48                4,752              2,612                            7,412
  Amortization of intangibles                                             2,234                 --                            2,234
                                              --------------------------------------------------------------------------------------

          Operating income                             (48)               2,507              1,148              --            3,607

  Other expenses (income):
     Equity in earnings of subsidiaries             (1,486)                (775)                             2,261               --
     Interest expense                                5,135                  304                237            (201)           5,475
     Other (income) expense                           (223)                 999               (110)            201              867
                                              --------------------------------------------------------------------------------------

          Income before income taxes                (3,474)               1,979              1,021          (2,261)          (2,735)

  Provision for income taxes                        (1,934)                 493                246                           (1,195)
                                              --------------------------------------------------------------------------------------

          Net Income                               $(1,540)             $ 1,486            $   775         $(2,261)         $(1,540)
                                              ======================================================================================



Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the period January 1, 1995 through June 6, 1995

                                                            DAY
                                                       International,      Non Guarantor
                                                      Inc. (Guarantor)      Subsidiaries    Eliminations    Consolidated
                                                      ----------------      ------------    ------------    ------------
  Net sales                                               $39,690            $24,177         $(8,413)         $55,454

  Cost of goods sold                                       23,829             18,519          (8,413)          33,935
                                                     -----------------------------------------------------------------

          Gross profit                                     15,861              5,658              --           21,519

  Selling, general and administrative expenses              6,776              4,481                           11,257
  Amortization of intangibles                               2,258                 --                            2,258
                                                     -----------------------------------------------------------------

          Operating income                                  6,827              1,177              --            8,004

  Other expenses (income):
     Equity in earnings of subsidiaries                    (1,426)                             1,426               --
     Other (income) expense                                   110               (687)                            (577)
                                                     -----------------------------------------------------------------

          Income before income taxes                        8,143              1,864          (1,426)           8,581

  Provision for income taxes                                3,050                438                            3,488
                                                     -----------------------------------------------------------------

          Net Income                                      $ 5,093            $ 1,426         $(1,426)         $ 5,093
                                                     =================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the nine months ended September 30, 1996

                                                           DAY               DAY
                                                      International     International,   Non Guarantor
                                                       Group, Inc.     Inc. (Guarantor)   Subsidiaries   Eliminations   Consolidated
                                                       -----------     ----------------   ------------   ------------   ------------
Operating Activities:
Net Income                                              $  1,828         $  1,881         $ 1,510         $(3,391)       $  1,828
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                         10,174           1,102                          11,276
     Equity in earning of subsidiaries                    (1,881)          (1,510)                          3,391              --
     Changes in operating assets and liabilities           2,925           (1,115)            731             122           2,663
                                                      ----------------------------------------------------------------------------

Net cash provided by operating activities                  2,872            9,430           3,343             122          15,767

Investing Activities:
  Capital expenditures                                                     (2,861)         (1,127)                         (3,988)
  Other                                                                    (1,273)           (632)            318          (1,587)
                                                      ----------------------------------------------------------------------------

Net cash used in investing activities                         --           (4,134)         (1,759)            318          (5,575)

Financing Activities:
  Net payments on revolving credit facility              (11,250)                                                         (11,250)
  Proceeds from UK credit facility                            --                            4,320                           4,320
  Payments on UK credit facility                                                             (173)                           (173)
  Sale of common shares                                       55                                                               55
  Purchase of common shares                                 (120)                                                            (120)
                                                      ----------------------------------------------------------------------------

Net cash (used in) provided by financing activities      (11,315)              --           4,147              --          (7,168)

Intercompany transfers                                    11,901           (5,784)         (5,677)           (440)             --
Effects of exchange rates on cash                                                             (50)                            (50)
                                                      ----------------------------------------------------------------------------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents     3,458             (488)              4              --           2,974
  Cash and cash equivalents at beginning of period           403               87           3,279                           3,769
                                                      ----------------------------------------------------------------------------
  Cash and cash equivalents at end of period            $  3,861         $   (401)        $ 3,283          $   --        $  6,743
                                                      ============================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the period June 7, 1995 through September 30, 1995

                                                           Day               Day
                                                      International     International,      Non Guarantor
                                                       Group, Inc.     Inc. (Guarantor)      Subsidiaries  Eliminations Consolidated
                                                       -----------     ----------------      ------------  ------------ ------------
OPERATING ACTIVITIES:
Net Income (Loss)                                      $  (1,540)         $ 1,486             $  775         $(2,261)     $ (1,540)
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                          7,165                277                         7,442
     Equity in earnings (loss) of subsidiaries            (1,486)            (775)                             2,261            --
     Deferred income taxes and other                      (1,934)             493                (12)                       (1,453)
     Changes in operating assets and liabilities           4,354           (3,776)              (720)             --          (142)
                                                      -----------------------------------------------------------------------------

Net cash provided by (used in) operating activities         (606)           4,593                320              --         4,307

INVESTING ACTIVITIES:
  Cash paid for Day International, Inc.                 (199,500)                                                         (199,500)
  Capital expenditures                                                       (606)              (344)                         (950)
                                                      -----------------------------------------------------------------------------

Net cash used in investing activities                   (199,500)            (606)              (344)             --      (200,450)

FINANCING ACTIVITIES:
  Capital contribution                                    51,601                                                            51,601
  Proceeds from term loan                                 30,000                                                            30,000
  Net proceeds from revolving credit facility             24,000                                                            24,000
  Issuance of subordinated debt                          100,000                                                           100,000
  Payment of financing costs                             (10,121)                                                          (10,121)
                                                      -----------------------------------------------------------------------------

Net cash provided by financing activities                195,480               --                 --              --       195,480

Intercompany transfers                                     5,349           (5,642)               293              --            --
Effects of exchange rates on cash                                                                (20)                          (20)
                                                      -----------------------------------------------------------------------------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents       723           (1,655)               249              --          (683)
  Cash and cash equivalents at beginning of period           958            1,105              2,033                         4,096
                                                      -----------------------------------------------------------------------------
  Cash and cash equivalents at end of period           $   1,681          $  (550)            $2,282         $    --      $  3,413
                                                      =============================================================================

Day International, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the period January 1, 1995 through June 6, 1995

                                                             DAY
                                                        International,      Non Guarantor
                                                       Inc. (Guarantor)      Subsidiaries     Eliminations     Consolidated
                                                       ----------------      ------------     ------------     ------------
Operating Activities:
Net Income                                                   $5,093             $1,426         $(1,426)           $5,093
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                            4,021                357                             4,378
     Equity in earnings of subsidiaries                      (1,426)                --           1,426                --
     Changes in operating assets and liabilities             (6,349)            (2,703)             --            (9,052)
                                                      -------------------------------------------------------------------

Net cash provided by (used in) operating activities           1,339               (920)             --               419

Investing Activities:
  Capital expenditures                                       (1,213)              (352)                           (1,565)
  Other                                                          --                                                   --
                                                      -------------------------------------------------------------------

Net cash used in investing activities                        (1,213)              (352)             --            (1,565)

Financing Activities:
  Decrease in notes receivable and advances                   5,890                125                             6,015
  Net change in equity                                       (5,483)                                              (5,483)
                                                      -------------------------------------------------------------------

Net cash provided by financing activities                       407                125              --               532

Effects of exchange rates on cash                                                   31                                31
                                                      -------------------------------------------------------------------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents          533             (1,116)             --              (583)
  Cash and cash equivalents at beginning of period              572              4,905              --             5,477
                                                      -------------------------------------------------------------------
  Cash and cash equivalents at end of period                 $1,105             $3,789         $    --            $4,894
                                                      ===================================================================



G. RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 balances in order to conform to the 1996 classifications.

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

                                                   Three Months                           Nine Months
                                                   ------------                           -----------
                                                Ended September 30                     Ended September 30
                                                ------------------                     ------------------
                                              1996               1995              1996               1995
                                              ----               ----              ----               ----
                                          $         %         $        %         $        %        $         %
                                       ------     -----     -----    -----    ------    -----    -----     -----
Net sales..............................  34.0     100.0      31.7    100.0    101.1     100.0     96.1     100.0
Costs of goods sold....................  20.9      61.5      21.6     68.3     62.6      61.9     61.3      63.8
Gross profit...........................  13.1      38.5      10.0     31.7     38.5      38.1     34.8      36.2
SG&A...................................   5.9      17.3       5.7     18.0     18.1      17.9     18.4      19.1
Amortization of intangibles............   1.6       4.7       1.7      5.3      4.7       4.7      4.5       4.7
Management Fees........................   0.2       0.6       0.2      0.7      0.7       0.7      0.3       0.3
Operating income.......................   5.4      15.9       2.4      7.7     15.0      14.8     11.6      12.1

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net sales increased to $34.0 million for the three months ended September 30, 1996 from $31.7 million for the comparable period in 1995, an increase of $2.3 million or 7.3%. Sales volumes increased by $2.5 million or 7.9% and the effect of translation decreased sales by $0.3 million or 0.9%. Printing's sales increased to $25.7 million for the three months ended September 30, 1996 from $23.8 million for the comparable period in 1995, an increase of $1.9 million or 8.0%. Printing revenues increased $2.1 million or 8.8%, as a result of increased demand for the Company's existing products and a modest price increase. Translation decreased Printing's revenue by $0.3 million or 1.3%. Textiles' sales were $8.3 million for the three months ended September 30, 1996 compared to $7.9 million for the comparable period in 1995, an increase of $0.4 million or 5.1%. Textile volumes increased as a result of a slight improvement in the domestic market. Textile's revenues were not significantly impacted by translation in the quarter.

Gross profit increased $3.1 million to $13.1 million for the three months ended September 30, 1996 from $10.0 million for the three months ended September 30, 1995. As a percentage of net sales, gross profit increased to 38.5% for the three months ended September 30, 1996 from 31.7% for the comparable period in 1995. Gross profit was positively impacted by productivity enhancements and higher sales volumes. Gross profit increased by $0.9 million as a result of higher sales volumes and favorable product mix. Lower cost of goods sold increased gross profit by $0.4 million or 1.3%. Translation increased gross profit $0.1 million or 1.0%. Gross profit in the three months ended September 30, 1995 decreased by $1.7 million as a result of selling finished goods inventory which were purchased at market value as a result of the acquisition.

SG&A increased to $5.9 million for the three months ended September 30, 1996 from $5.7 million for the comparable period in 1995, an increase of $0.2 million or 3.5%. As a percentage of net sales, SG&A decreased to 17.3% from 18.0%, as a result of lower distribution and selling expenses mainly on European sales and cost savings associated with the reorganization of the Canadian branch office.

Amortization of intangibles remained relatively constant at $1.6 million for the three months ended September 30, 1996 compared to $1.7 million for the three months ended September 30, 1995.

Operating income increased to $5.4 million for the three months ended September 30, 1996 from $2.4 million for the comparable period in 1995, an increase of $3.0 million. As a percentage of net sales, operating income increased to 15.9% for the three months ended September 30, 1996 from 7.7% for the comparable period in 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Net sales increased to $101.1 million for the nine months ended September 30, 1996 from $96.1 million for the comparable period in 1995, an increase of $5.0 million or 5.2%. Real revenue growth was $6.0 million, or 6.2% reduced by $1.0 million as a result of translation. Printing's sales increased to $76.2 million for the nine months ended September 30, 1996 from $70.8 million for the comparable period in 1995, an increase of $5.4 million or 7.6%, as a result of higher sales of tubular sleeves, increased demand for the Company's existing products and a modest price increase. Textiles' sales were $24.9 million for the nine months ended September 30, 1996 compared to $25.2 million for the comparable period in 1995, a decrease of $0.3 million or 1.2% as a result of lower European sales to OEM customers coupled with adverse translation impact of $0.2 million or 0.8%. Sales of other textile products remained steady in comparison with the prior year.

Gross profit increased $3.7 million to $38.5 million for the nine months ended September 30, 1996 from $34.8 million for the nine months ended September 30, 1995. As a percentage of net sales, gross profit increased to 38.1% for the nine months ended September 30, 1996 from 36.2% for the comparable period in 1995. Gross profit was positively impacted by productivity enhancements and higher sales volumes, particularly printing products sales. Gross profit increased by $2.0 million as a result of higher overall sales volumes. Gross profit decreased $0.4 million due to translation. Gross profit was also impacted by $1.1 million of higher depreciation and amortization as a result of recognizing the market value of the assets purchased in the Acquisition. Gross profit in the nine months ended September 30, 1995 was impacted by $2.3 million as a result of selling finished goods inventory which were purchased at market value as a result of the acquisition.

SG&A decreased to $18.1 million for the nine months ended September 30, 1996 from $18.4 million for the comparable period in 1995, a decrease of $0.3 million or 1.6%. In the nine months ended September 30, 1996, additional stand alone costs added $0.1 million to SG&A. As a percentage of net sales, SG&A decreased to 17.9% from 19.1%, as a result of lower distribution and selling expenses on European sales combined with cost savings associated with the reorganization of the Canadian branch office.

Amortization of intangibles increased to $4.7 million for the nine months September 30, 1996 from $4.5 million for the comparable period in 1995, an increase of $0.2 million as a result of purchase accounting from the Acquisition.

Operating income increased to $15.0 million for the nine months ended September 30, 1996 from $11.6 million for the comparable period in 1995, an increase of $3.4 million or 29.3%. As a percentage of net sales, operating income increased to 14.8% for the nine months ended September 30, 1996 from 12.1% for the comparable period in 1995. The Company's operating income was $1.2 million lower due to increased depreciation and amortization primarily as a result of the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry large amounts of inventory and finance receivables.

Cash Flows From Operating Activities. Cash flows from operations for the nine months ended September 30, 1996 and September 30, 1995 were $15.8 million and $4.7 million, respectively. Cash flows from operations in 1996 were increased by a $2.9 million decrease in working capital, primarily from an increase in accrued interest payable. For the nine months ended September 30, 1995, cash flows from operations were impacted by a $9.0 million increase in working capital, primarily from payments associated with employee incentives earned in 1994, along with funding of the defined contribution plans and 401k Company match and increases in inventory balances and accounts receivable offset by a reduction in prepaid expenses.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment have been relatively stable at $3.6, $3.5 and $3.7 million for 1995, 1994 and 1993, respectively. The Company believes that historical capital spending levels are sufficient to maintain its leading market position. The Company expects to fund its annual capital expenditures of $4.0 million to $6.0 million over the next several years from cash flow from operations. Capital expenditures for the nine months ended September 30, 1996 were $4.0 million compared to $2.5 million for the nine months ended September 30, 1995.

Cash Flows From Financing Activities. Concurrent with the Acquisition, the Company entered into the Credit Agreement with certain banks. The Credit Agreement has a maximum borrowing capacity of $77 million and is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary. In conjunction with the Credit Agreement, the Company entered into an agreement with a UK bank in June 1996 to borrow $5.8 million, of which, $4.2 million was outstanding at September 30, 1996, the proceeds of which were used to reduce the US line of credit. As of September 30, 1996, the Company had approximately $31.1 million available under the US Credit Agreement and $1.6 million available under the UK Credit Agreement. The Company does not have any scheduled repayment requirements until 1999, other than a quarterly payment of $182 related to the UK Credit Agreement. During the nine months ended September 30, 1996, the Company made $11.3 million in payments on the line of credit associated with the US Credit Agreement. The Company believes that it will generate sufficient cash flow from operations to meet debt service, working capital and capital expenditure requirements, although no assurance can be given that it will be able to do so.

                          DAY INTERNATIONAL GROUP, INC.
                           Part II: Other Information

Item 1. Legal Proceedings - None

Item 6. Exhibits and Reports on Form 8-K

        a. No report on Form 8-K was filed during the quarter ended September 30, 1996.

        b.    Exhibits:

                27    Financial Data Schedule




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Day International Group, Inc.
                                               -----------------------------
                                                       (Registrant)

Date: November 12, 1996                         /s/ David B. Freimuth
      -----------------                        ----------------------
                                                David B. Freimuth
                                                Vice President and
                                                  Chief Financial Officer