Form 10-K405
period 1996-12-31
DAY INTERNATIONAL GROUP INC
filed 1997-03-31
CIK 946991

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Period Ended December 31, 1996
                          Commission File No.33-93644

                         DAY INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                       31-1436349
                      --------                       ----------
           (State of Incorporation)        (IRS Employer Identification No.)

                   333 West First Street, Dayton, Ohio 45402
                   -----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:            (513) 224-4000

Securities Registered Pursuant to Section 12 (b) of the Act:    None

Securities Registered Pursuant to Section 12 (g) of the Act:    None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At the close of business on March 21, 1997:
        Number of shares of Common Stock outstanding       51,555.5
        Aggregate market value of the Company's voting
         stock held by non-affiliates                            $0

DOCUMENTS INCORPORATED BY REFERENCE - None.

Except as otherwise stated, the information contained in this report is given as of December 31, 1996, the end of the Registrant's last fiscal year.

SAFE HARBOR STATEMENT

Certain information contained in this report, particularly information regarding future economic performance and finances, plans and objectives of management, is forward-looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the effects of leverage, including the limitations imposed by the Company's various debt instruments; risk related to significant operations in foreign countries; competition in the Company's markets; the impact of environmental regulations; cyclicality of the Company's customer base; the potential for technological obsolescence; and other factors set forth under the caption "Risk Factors" below.


                                     PART I
                                     ------

ITEM 1. BUSINESS

GENERAL

Day International Group, Inc. ("Day" or the "Company") is one of the world's leading producers of precision engineered rubber products, specializing in the design and customization of components used by a broad customer base in the printing and textile industries. Day's printing business ("Printing") is one of the world's largest designers, manufacturers and marketers of high-quality printing blankets for use in the offset printing industry. The Company estimates that in 1996 it held the number one market share in printing blankets in the United States and worldwide with approximately a 37% share and a 26% share in each market, respectively. The Company believes that its textile business ("Textiles") is the largest U.S. manufacturer and marketer of precision engineered rubber cots, aprons and other fabricated rubber components sold to textile yarn spinners worldwide. Based on data complied by the American Textile Manufacturers Institute, the Company estimates that in 1996 its share of the U.S. market for cots and aprons was approximately 62%. The Company has continuously improved its operations through technological innovation and has reported increased sales every year since 1982.

On December 31, 1996, Day acquired certain of the net assets of the David M Company ("David M"), a division of Flint Ink Corporation for $11.3 million. David M manufactures a complete line of printing blankets used in offset printing applications in its Longwood, Florida facility. David M will operate as a division of Day and will continue manufacturing in the Florida facility. The acquisition of David M complements Day's existing markets and product lines. Day intends to maintain David M's brand name and product lines and will continue to utilize David M's existing sales force and distribution network. The acquisition of David M increases Day's share of the domestic and worldwide printing blanket markets to approximately 43% and 30%, respectively.

The printing blanket, a highly engineered product manufactured to narrow tolerances and precise specifications, is composed of multiple layers of fabric, rubber and adhesives which determine performance features and overall quality, including image resolution, consistency, durability and ink and chemical compatibility. Printing blankets accept ink from cylindrical printing plates and transfer it to a broad range of paper stocks and other substrates. The performance characteristics of the printing blanket are critical to the quality of the printing job, as printing blankets are required to perform consistently over a broad range of press speeds and printing pressures with a wide variety of papers and inks. Due to the importance of the printing blanket in determining the overall quality of the printing job, and because the cost of the printing blanket typically represents less than 1% of the cost of the printed page, the price of the blanket is a secondary factor in the end user's purchase decision. The Company has long-standing relationships with a large number of end users, including R.R. Donnelley & Sons Co., World Color Press, Inc., Quebecor Printing Inc. and Treasure Chest Advertising Company, Inc. (Big Flower Press, Inc.). In 1996, Printing contributed approximately 76% of the Company's sales.

Offset printing technology is a printing method that transfers a high-quality image from a plate to a rubber printing blanket and then to paper. Offset technology is utilized primarily in long-run, high-speed applications such as the printing of magazines, annual reports, catalogs, direct mail and newspapers.

The Company also manufactures highly engineered rubber rollers known as cots and flexible belts known as aprons for utilization in yarn spinning machinery. Cots and aprons are used to draw and twist fibers into yarn. Industry reports characterize the U.S. as the largest and most technologically advanced producer of textile products in the world. As a result of technological improvements in automated high-speed spinning frames, customers are demanding cots and aprons of higher quality and greater flexibility to meet their specialized needs and are willing to pay a premium for cots and aprons that meet these standards. The Company is known throughout the world as a leader in technological innovation and quality and is the only domestic manufacturer of a full line of cots and aprons and related products. The Company has long-standing relationships with a large number of customers, including Burlington Industries Inc., Springs Industries, Inc. and fiberglass producers such as PPG Industries Inc. and Owens-Corning Fiberglas Corp. In 1996, Textiles contributed approximately 24% of the Company's sales.

The Company's domestic and international sales forces have developed strong customer relationships and possess technical expertise, which enables them to promote the quality and benefits of the Company's products. In Printing, the Company's sales force calls on end users as well as value-added distributors known as converters who typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets prior to sale and delivery to dealers or end users. By educating end users as to the superior performance characteristics of the Company's products and by providing exceptional technical service, the Company has been able to create "pull through" demand for its products from end users who typically place orders through converters. In Textiles, the Company's sales force markets its products directly to textile mills in the U.S. and Europe, and the Company utilizes independent sales agents to market its products in Latin America and the Pacific Rim.

Business Strategy

The Company believes that competition in the printing and textile industries is based primarily on quality, performance and service. Accordingly, throughout its businesses, the Company emphasizes superior customer service and technological innovation through state-of-the-art research and development. The

Company's strategy is to strengthen its position as one of the world's leading producers and designers of precision engineered rubber components for the printing and textile industries. Specifically, the Company's strategy centers upon:

Superior Product Performance and Leading Market Share. Due to the superior performance characteristics of its products, the Company believes that it holds the number one domestic and worldwide market position in printing blankets and a leading market position in cots and aprons and other textile components. Accordingly, the Company's products enjoy significant brand name recognition. The Company's strategy has been to utilize its technical expertise to develop high-performance products which command premium prices in the marketplace.

Product Innovation and Proprietary Technology. The Company historically has been at the forefront of technological advances and is committed to maintaining its position as an industry leader through continued product innovation. Over the last several years, a number of developments have been successfully undertaken to improve the surface and compressible layers of the printing blanket, resulting in enhanced image resolution, improved durability and printing consistency. For example, in 1993, the Company and Heidelberg Harris, the world's leading manufacturer of printing presses, introduced a unique tubular printing sleeve for Heidelberg Harris new M-3000 high-speed press. The Company also introduced a complete new line of newspaper printing blankets and lined soft cots.

Customer Service. The Company believes that the effective implementation of its integrated approach to marketing, sales and distribution distinguishes it from its competitors. The Company's Printing sales force works directly with end users to identify those printing blankets which best suit each end user's particular needs. The sales force also works in partnership with end users in formulating solutions to complex printing problems which can only be addressed by a thorough understanding of the chemical interaction between the printing blanket, paper and ink.

Operating Discipline. The Company prides itself on providing high-quality products while maintaining its position as a low-cost producer. The Company plans to further improve its profitability through continued productivity gains developed by process-focused teams at each of its facilities. The Company expects that additional process and manufacturing improvements will continue to lower its costs and to strengthen its competitive position. To encourage productivity improvements, the Company ties a portion of each associate's total compensation to a performance bonus.

Pursuit of Growth Opportunities. The Company is aggressively pursuing growth opportunities in its core businesses as evidenced by its acquisition of David M. The Company also believes that planned product introductions and improvements should enable it to increase its worldwide and domestic market shares. Finally, the Company plans to continue its penetration of international markets, with a particular focus on Europe and the Pacific Rim.

PRINTING

INDUSTRY

In an effort to maintain offset printing's technological advantages, press manufacturers have continually invested in research and development to introduce improved presses that lower printing costs by operating at faster run speeds, offering enhanced flexibility and reducing setup time. Additionally, many of the advancements made in the pre-press area have complemented this trend. The Heidelberg Harris M-3000 press is an example of the next generation of offset printing presses that increase the maximum web speed to 3,000 feet of paper per minute versus the industry norm of 2,000 feet of paper per minute. Industry reports forecast alternative technologies to provide some short-run print jobs with enhanced quality and increased flexibility, but few rival the print quality, flexibility, price and speed of offset technology.

In addition to lowering costs, offset printers are constantly striving to improve the quality of their printed product. The cost of the printing blanket represents less than 1% of the overall cost of the printed page, but is critical to the quality of the product and the efficiency of the printing press. The factors most critical to the printer are the image resolution, which is achievable with a particular printing blanket, the consistency of the printing output over long printing runs, the number of images which can be printed by the printing blanket over its useful life relative to its cost and the ability of the printing blanket to operate within prescribed parameters utilizing a variety of papers, inks and chemicals.

PRODUCTS

The Company offers a full line of high-quality, name brand printing blankets to both web-fed (continuous roll) and sheet-fed (individual sheet) printers. The Company's printing blankets are used to print newspapers, magazines, business forms, packaging and other printed material. As a result of the superior quality, reliability and value of the Company's printing blankets and the customer service it provides, the Company is able to command premium prices for its products.

The Company's leading printing blankets are the dayGraphica 9500(R), Patriot 3000(R), Discovery 3500(R), Accu-Dot 8500(R) and Newsmaker(TM) lines which produce high-quality images, particularly on high-speed printing presses. Introduced in 1986 and utilizing improved surface characteristics resulting in enhanced print quality, the dayGraphica(R) line still represents a unique technology and is favored in many applications. The Patriot 3000(TM) and the Discovery 3500(R) address customer demands for a more versatile and durable product adaptable to changes in the chemicals used in the printing process and constitute a significant portion of the Company's sales. The Accu-Dot(R) line is a line of general purpose printing blankets. Newsmaker(TM) is a complete line of blankets developed and sold specifically for newspaper printing.

The Company believes that it is one of the leading innovators of product and process technology in the printing blanket industry. The Company maintains high-quality products by integrating ideas from its research and development staff with input from its sales force, printers, distributors and process-focused work teams. Given the exacting specifications such as dot uniformity and fidelity, chemical compatibility, product life and start-up time that a printing blanket must meet, the Company believes that it is well-positioned to continue market penetration as a result of its product development capabilities.

In addition to its traditional line of printing blankets, the Company is one of two global licensees to manufacture tubular, seamless printing sleeves for Heidelberg Harris, the world's leading manufacturer of printing presses. The Heidelberg Harris M-3000 press represents the next generation of high-speed presses with a maximum web speed of 3,000 feet of paper per minute versus the industry norm of 2,000 feet of paper per minute. The Company has the leading share of this market.

Printing also manufactures and sells two lines of specialty products consisting of pre-inked porous rolls for use in business machines, automated bank teller machines, ticket machines and credit card imprinters and cast urethane mats used by the box board corrugating industry as a backing material in cutting operations.

SALES AND DISTRIBUTION

The Company's sales forces call directly on all of the leading end users in their markets and promote the quality and technical features of the Company's products to pressroom foremen, purchasing agents, plant managers and press operators who then order the Company's products from an authorized distributor (converter or dealer).

The Company distributes the majority of its products through domestic and international distributors who buy printing blanket rolls. These distributors cut, fabricate and ship blankets to customer orders, maintain inventory and carry receivables. The sales force works closely with the distributors through joint calling efforts on end users and training programs. The Company believes that it has one of the most effective networks of converters and dealers in the industry.

TEXTILES

INDUSTRY

Yarn spinning machinery uses a combination of rollers (cots) and flexible belts (aprons) to draw and twist fibers into yarn in a process known as drafting. Large spinning mills (mills with over 50,000 spindles) require 200,000 cots and aprons (2 cots and 2 aprons per spindle) to equip the spinning frames. Yarn manufacturers require a wide range of cot and apron sizes and constructions to handle cotton, synthetic and blended fibers. Cots and aprons are differentiated by mill conditions, machine types and original equipment manufacturer ("OEM") specifications. The type and quality of cots and aprons impact yarn quality, while product life and performance is impacted by surface finish, lap resistance and the ability to withstand ozone exposure, fiber chemicals, wear and physical deformation.

The industry has undergone significant changes in recent years with technological improvements in machinery resulting in productivity improvements at the textile mill level. In the U.S., a significant amount of ring spinning and shuttle loom capacity has been replaced by fully automated open-end, air-jet and high-speed spinning frames and looms. Automated high-speed spinning frames produce 40% more yarn per spindle than traditional spinning frames. As more high-quality yarn is produced at higher speeds, the consumption of cots and aprons per position increases correspondingly. As a result of these increasing demands, cots and aprons must be of higher quality and therefore command a premium price compared to traditional ring spinning cots and aprons.

PRODUCTS

As the only domestic manufacturer of a full line of cots and aprons, the Company offers its customers both general purpose and specialty cots and aprons recognized in the marketplace under the DAYtex(R) brand. General purpose cots and aprons include a full line of products designed for "short staple" fibers (such as cotton) and "long staple" fibers (such as wool) while specialty cots and aprons include glass-forming aprons, carpet cots and drawing cots. The Company provides high-quality, precision engineered products that deliver superior value to its customers.

The Company is currently developing and testing several new products including a high-speed spinning apron. The Company's technology has been used to develop specialty lines of aprons including glass-forming aprons, which are used to make glass fiber from liquid glass, and texturizing aprons, which are used to finish certain types of synthetic threads. Textiles also makes bolsters, "rub" aprons and rubber shrinkage blankets for use in pre-shrinking processes, such as that used for denim, as well as rubber-covered industrial rollers for textile and other industrial applications. In addition, the Company also sells custom rubber compounds to several wire coaters in Europe.

SALES AND DISTRIBUTION

The sales force markets its products directly to end users, primarily textile mills, and OEMs, calling on virtually every textile mill in the U.S. and Europe. The Company believes that its sales professionals differentiate themselves from the competition by their ability to work directly with customers to solve problems on the mill floor, providing the Company with knowledge of industry trends, which in turn creates opportunities for product development.

The Company will continue to capitalize on the shift towards higher value-added, higher-margin products and plans to emphasize its full line of products and U.S. manufacturing presence to domestic textile producers. Internationally, the Company will continue to focus on the Pacific Rim and Latin America through the use of independent sales agents.

RAW MATERIALS

Rubber polymers and woven fabrics are major components in the Company's products. Various woven fabrics, which are combined with rubber and other materials, represented over 40% of all raw materials purchases during 1996 and 1995. Raw material purchases accounted for approximately half of all costs of goods sold for the Company's products during the same period. The Company purchases its raw material requirements from a number of suppliers on a purchase order basis.

TECHNOLOGY

The Company continues to believe that research and development is key to maintaining its leading market position. In 1996, technology expenditures were approximately 2% of the Company's sales.

In addition to its extensive patent and trademark portfolio, the Company also licenses certain intellectual property rights from third parties and owns a wide array of unpatented proprietary technology. In the aggregate, these patents, patent applications, trademarks and licenses are of material importance to the Company's business.

COMPETITION

The Company competes with a number of firms in the printing and textile components industries, with the main factors being quality, performance and service. While the Company competes with a number of manufacturers of offset printing blankets, its primary competitors are Reeves Industries, Inc. and Polyfibron Technologies, Inc. which, together with the Company, accounted for in excess of 70% of the U.S. market and approximately 60% of the worldwide market in 1996, based on Company estimates. Each of these firms has a comparable worldwide geographic distribution network. The Company also competes against a limited number of smaller manufacturers.

In Textiles, the Company's principal competitor is Armstrong World Industries Inc. The Company also competes with other smaller manufacturers, such as Premtec, Inc., Hokushin Corporation, Yamauchi USA Corp. and Berkol Ag.

INTERNATIONAL OPERATIONS

The Company's principal international manufacturing facility is located in Dundee, Scotland which produces products for both Printing and Textiles. The Company also has a manufacturing facility in Lerma, Mexico that produces Printing products for local use and export to the U.S. The Company also maintains sales and distribution facilities in France, Germany, Hong Kong and Italy.

ENVIRONMENTAL MATTERS

The Company's facilities in the United States are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Dundee, Scotland facility is subject to United Kingdom and local environmental requirements, as well as the environmental requirements promulgated by the European Community. The Lerma, Mexico facility is subject to Mexican environmental requirements.

The Company believes that it is currently in compliance with environmental requirements except as would not be expected to have a material adverse effect on the Company. Nevertheless, the Company's operations involve the handling of toluene and other hazardous substances and, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

The Company has made, and will continue to make, expenditures to comply with current and future environmental requirements. Environmental requirements are becoming increasingly stringent, and therefore the Company's expenditures for environmental compliance may increase in the future.

Solvent air emissions at the Company's Dundee, Scotland facility currently exceed U.K. limits, and the Company will be required to initiate a plan for air controls in 1997 to comply with additional air emission requirements promulgated by the European Community. The Company believes that capital expenditures for such control equipment will be between $0.6 and $0.7 million

ASSOCIATES

Currently, the Company employs approximately 958 associates worldwide, of which approximately 615 are employed in the U.S. The Company's associates in Dundee, Scotland are represented by a labor union which has entered into a collective bargaining agreement with the Company, which agreement expires in November 1997. The Company's associates in Mexico are covered by a statutory labor agreement. None of the Company's U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate's total compensation is tied to a performance bonus. The Company considers its associate relations to be good.

                                  RISK FACTORS

Current and prospective investors should carefully consider the following factors in addition to the other information set forth in this Report related to investing in the Notes.

LEVERAGE

The Company is highly leveraged. At December 31, 1996, the Company's indebtedness was $152.9 million and its stockholders' equity was $52.7 million. In addition, subject to the restrictions in the Credit Agreement and the Notes, the Company and its subsidiaries may incur additional indebtedness (including additional Senior Indebtedness, as defined in the Notes) from time to time to finance acquisitions or capital expenditures or for other purposes.

The level of the Company's indebtedness could have important consequences to holders of the Notes, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industries and economic conditions generally.

The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Credit Agreement or a successor facility. The Company anticipates that its operating cash flow, together with borrowing under the Credit Agreement, will be sufficient to meet its operating expenses and to service its debt requirements as they become due. However, the Company may be required to refinance a portion of the principal of the Notes prior to their maturity and, if the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.

SUBORDINATION OF NOTES

The Notes are subordinated in right of payment to all Senior Indebtedness of the Company. In addition, the Guarantee is subordinated to all Guarantor Senior Indebtedness, including the guarantee of indebtedness under the Credit Agreement. The Notes and the Guarantee are also effectively subordinated to all of the indebtedness of the non-Guarantor subsidiaries of the Guarantor, and such non-Guarantor subsidiaries are not obligated or otherwise required to make funds available, whether through dividends, other distributions or otherwise, to the Guarantor or the Company for repayment of the Notes. In 1996, the Company's UK subsidiary ("Day U.K") entered into credit facilities with a UK bank that will provide a $1.6 million line of credit and two five year term loans totaling $4.8 million as part of the Credit Agreement. As long as these borrowings are outstanding, Day U.K. will be subject to restrictions on its ability to pay dividends and make other distributions to the Guarantor. See Note D of "Notes to Consolidated Financial Statements" of the Company for the year ended December 31, 1996 and the period June 7, 1995 through December 31, 1995 in
Item 8 of this Report.

In addition, in the event of bankruptcy, liquidation or reorganization of the Company or the Guarantor, the assets of the Company and the Guarantor will be available to pay obligations on the Notes only after all Senior Indebtedness has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Securities then outstanding. The aggregate principal amount of Senior Indebtedness of the Company, as of December 31, 1996, was $52.9 million. Additional Senior Indebtedness may be incurred by the Company from time to time, subject to certain restrictions.

RISK OF CANCELLATION OF GUARANTEE UPON FRAUDULENT CONVEYANCE

The Guarantor guarantees the due and punctual payment of principal of; premium, if any, and interest on the Notes and the performance of the other obligations of the Company under the Notes. The Guarantee is a general unsecured obligation of the Guarantor and is subordinated in right of payment to all Guarantor Senior Indebtedness, including the Guarantor's guarantee of indebtedness under the Credit Agreement.

It is possible that creditors of the Guarantor may challenge the Guarantee as a fraudulent conveyance under relevant federal and state statutes, and, under certain circumstances (including a finding that the Guarantor was insolvent at the time the Guarantee was issued), a court could hold that the obligations of the Guarantor under the Guarantee may be voided or are subordinate to other obligations of the Guarantor. In addition, it is possible that the amount for which the Guarantor is liable under the Guarantee may be limited. The measure of insolvency for purposes of the foregoing may vary depending upon the law of the jurisdiction that is being applied. Generally, however, a company would be considered insolvent if the sum of its debts is greater than all of its property at a fair valuation or if the present fair salable value of its assets is less than the amount that will be required to pay its probable liability on its existing debts as they become absolute and mature. The Notes provides that the obligations of the Guarantor under the Guarantee will be limited to amounts which will not result in the Guarantee being a fraudulent conveyance under applicable law.

RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS

The Notes restrict, among other things, the Company's and its subsidiaries' ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any Senior Indebtedness and senior in right of payment to the Notes, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. In addition, the Credit Agreement contains other and more restrictive covenants and prohibits the Company and its subsidiaries from prepaying other indebtedness (including the Notes). The Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Credit Agreement and/or the Notes. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Senior Indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company, including the Notes. Substantially all the assets of the Company and its domestic subsidiaries are pledged as security under the Credit Agreement.

RISKS OF SIGNIFICANT OPERATIONS IN FOREIGN COUNTRIES

The Company manufactures and markets its products worldwide through several foreign subsidiaries and independent agents. The Company's worldwide operations are subject to the risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges, and the modification or introduction of other governmental policies with potentially adverse effects.

Approximately 28% of the Company's 1996 sales were derived from products sold outside the U.S. in currencies other than the U.S. dollar. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to certain foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt.

IMPACT OF ENVIRONMENTAL REGULATION

The Company is subject to a broad range of federal, state, local and foreign environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. There can be no assurances that the Company will not incur significant costs in the future to comply with such requirements. New rules to be promulgated under the federal Clean Air Act by the year 2000 may require the Company to make capital expenditures. The Company estimates that such capital expenditures could be approximately $2 million in or after the year 2001. The Company's operations involve the handling of toluene and other hazardous substances, and, as is generally the case with manufacturers, if a release of hazardous substances occurs on or from the Company's facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and/or similar state laws, the Company was named a potentially responsible party ("PRP") at the Verona Well Field, Michigan site and entered into a consent decree to settle that liability. The Company's former parent was named a PRP at four other waste disposal sites, has settled its liability by consent decree at all four of the sites without liability to the Company. Groundwater contamination exists at the Company's Three Rivers, Michigan facility. The Company's former parent and its parent have agreed to complete the ongoing remedial and corrective actions and/or to indemnify, subject to certain limitations, the Company for the costs associated with these and certain other environmental matters. If both of these parties fail to fulfill their indemnification obligations, the Company may be deemed liable for such costs of environmental remediation and/or penalties, which could be material.

CYCLICAL INDUSTRY CUSTOMER BASE

Many of the end users of the Company's products typically experience cyclical fluctuations in revenues and earnings. Accordingly, there can be no assurance that the Company will not experience declining revenues in the future.

PROSPECT OF TECHNOLOGICAL OBSOLESCENCE

If new technologies that could effectively compete with offset printing in the high-speed, long-run segment of the printing industry are developed and widely adopted, the Company's printing business could be adversely affected. There can be no assurance that demand for offset printing presses will remain strong or will continue to grow in the future. Most alternative printing technologies have the potential to compete with offset printing in the future with respect to some short-run print jobs by providing enhanced quality and increased flexibility.

RISK OF INABILITY TO FUND A CHANGE OF CONTROL OFFER

Upon a Change of Control as defined in the Notes (such as, for example, the acquisition of a majority of the outstanding voting stock of the Company by a third party), the Company is required to offer to purchase all outstanding Securities at 101% of the principal amount thereof plus accrued and unpaid interest and Liquidated Damages (as defined in the Notes), if any, to the date of purchase. The source of funds for any such purchase will be the Company's available cash or cash generated from operating or other sources, including borrowing, sales of assets, sales of equity or funds provided by a new controlling person. However, there can be no assurance that sufficient funds will be available at the time of any Change of Control to make any required repurchases of Notes tendered, or that, if applicable, restrictions in the Credit Agreement will allow the Company to make such required repurchases. The effect of such requirements may make it more difficult or delay attempts by others to obtain control of the Company.

LACK OF ESTABLISHED PUBLIC TRADING MARKET

The Notes are currently owned by a relatively small number of beneficial owners. The Company does not intend to list the Notes on any national securities exchange or to seek the admission thereof to trading in the National Association of Securities Dealers Automated Quotation System. The initial purchasers of the Notes currently make a market in the Notes, but they are not obligated to do so and may discontinue such market making at any time. In addition, such market making activity will be subject to the limits imposed by the Securities Act and the Exchange Act. Accordingly, no assurance can be given that an active public or other market will develop for the Notes or as to the liquidity of the trading market for the Notes. If a trading market does not develop or is not maintained, holders of the Notes may experience difficulty in reselling the Notes or may be unable to sell them at all. If a market for the Notes develops, any such market may be discontinued at any time.

If a public trading market develops for the Notes, future trading prices of such securities will depend on many factors, including, among other things, prevailing interest rates, the Company's results of operations and the market for similar securities. Depending on prevailing interest rates, the market for similar securities and other factors, including the financial condition of the Company, the Notes may trade at a discount from their principal amount.

DEPENDENCE ON GOODWILL AND INTANGIBLE ASSETS

At December 31, 1996, approximately 61% of the total assets of the Company are goodwill and intangible assets. As a result, in the event of a liquidation or insolvency of the Company, available funds may not be sufficient to repay indebtedness, including the Notes.

ITEM 2. PROPERTIES

The Company operates five state-of-the-art, strategically located manufacturing facilities in Asheville, North Carolina; Three Rivers, Michigan; Lerma, Mexico; Dundee, Scotland; and the recently acquired Longwood, Florida facility and believes that all of the Company's global sales can be sourced through these facilities. The Company has recently upgraded and consolidated its manufacturing operations, all of which are ISO 9002 certified. The Company also owns or leases warehouse and sales office facilities in the U.S., Europe, Mexico and Hong Kong. The size and location of each of the Company's significant facilities is summarized below:


                                               Owned/
        Location            Size (Sq. Ft.)     Leased
        --------            --------------     ------
Manufacturing:
        Asheville, NC           240,580         Owned
        Dundee, Scotland        101,000         Owned
        Lerma, Mexico            45,000         Owned
        Three Rivers, MI         57,943         Owned
        Longwood, FL             43,568         Owned

Warehouse/Sales Office:
        Dayton, OH               11,700         Leased
        Elk Grove, IL             5,000         Leased
        Greenville, SC           10,100         Owned
        Hong Kong                 3,100         Leased
        Milan, Italy (Erba)         600         Leased
        Nashville, TN             5,000         Leased
        Paris, France            12,771         Leased
        Reutlingen, Germany       4,037         Leased
        Stockport, England        5,200         Owned



ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

The Company's former parent and Day International, Inc. are parties to consent decrees with respect to certain environmental matters. See "Environmental Matters" in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

As of March 21, 1997, there were 34 holders of record of shares of common stock, par value $.01 per share, of the Company (the "Common Stock"). Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement which all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data were derived from, and should be read in conjunction with the historical consolidated financial statements of the Company. The financial data for the years ended December 31, 1992, 1993, 1994, and the 157 days ended June 6, 1995, represent results of operations of the Company prior to the Acquisition ("Predecessor"), and the financial data for the 208 days ended December 31, 1995 and the year ended December 31, 1996, represent the results of operations of the Company subsequent to the Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto included elsewhere in this Report.

                                                     Predecessor                                   Company
                                                     -----------                                   -------
                                                                               157 Days     208 Days
                                                                                Ended        Ended
                                                                               June 6,    December 31,
                                          1992         1993         1994         1995         1995         1996
                                          ----         ----         ----         ----         ----         ----
OPERATING DATA:
 Net sales                             $ 107,140    $ 107,724    $ 120,288    $  55,454    $  73,103    $ 136,814
 Costs of goods sold                      64,027       65,342       70,996       33,935       47,503       84,602
                                       ---------    ---------    ---------    ---------    ---------    ---------
 Gross profit                             43,113       42,382       49,292       21,519       25,600       52,212
 Selling, general and
  administrative expenses                 22,122       21,366       22,741       11,257       13,340       24,577
 Amortization of intangibles               5,250        5,261        5,212        2,258        3,688        6,474
                                       ---------    ---------    ---------    ---------    ---------    ---------
Operating income                          15,741       15,755       21,339        8,004        8,572       21,161
Interest expense                                                                               9,130       15,373
Amortization of deferred
 financing fees                                                                                  567        1,000
Other (income) expense (b)                  (425)        (222)        (453)        (577)         952         (219)
                                            ----         ----         ----         ----          ---         ----
Income (loss) before income taxes
 and effect of changes in accounting      16,166       15,977       21,792        8,581       (2,077)       5,007
Provision (benefit) for income taxes       7,216        7,149        9,205        3,488         (850)       2,000
                                           -----        -----        -----        -----         ----        -----
Income (loss) before effect of
 changes in accounting                     8,950        8,828       12,587        5,093       (1,227)       3,007
Effect of changes in accounting (a)        1,167
                                       ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                      $   7,783    $   8,828    $  12,587    $   5,093    $  (1,227)   $   3,007
                                       =========    =========    =========    =========    =========    =========

BALANCE SHEET DATA:
Fixed assets, net of accumulated
 depreciation and amortization         $  27,845    $  26,415    $  25,162    $  24,677    $  44,496    $  45,289
Total assets                             146,488      144,119      144,252      139,537      228,823      237,886
Long-Term Debt                                                                                51,250       52,116
Subordinated Long-Term Debt                                                                  100,000      100,000
Stockholders' equity                     117,915      118,324      117,128      114,780       49,861       52,734


(a) Effective January 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes" and SFAS No.106, "Employers' Accounting for postretirement Benefits Other than Pensions." See Note 1 of the notes to Financial Statements.

(b) Includes a bridge commitment fee, which resulted in a non-recurring expense of $1.0 million for the 208 days ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles and operating income in millions of dollars and as a percentage of net sales.

                                    Year Ended                                                      Year Ended
                                    ----------          157 Days Ended      208 Days Ended          ----------
                                 December 31, 1994       June 6, 1995      December 31, 1995    December 31, 1996
                                 -----------------       ------------      -----------------    -----------------
                                    $          %         $          %         $          %          $          %
                                    -          -         -          -         -          -          -          -
Net sales .................     $  120.3     100.0%   $  55.4     100.0%   $  73.1     100.0%   $  136.8     100.0%
Cost of goods sold ........         71.0      59.0       33.9      61.2       47.5      65.0        84.6      61.8
                                    ----      ----       ----      ----       ----      ----        ----      ----
Gross profit ..............         49.3      41.0       21.5      38.8       25.6      35.0        52.2      38.2
SG&A ......................         22.7      18.9       11.2      20.2       13.3      18.2        24.6      18.0
Amortization of intangibles          5.2       4.3        2.3       4.2        3.7       5.0         6.5       4.7
                                     ---       ---        ---       ---        ---       ---         ---       ---
Operating income ..........     $   21.3      17.7%   $   8.0      14.4%   $   8.6      11.8%   $   21.2      15.5%
                                ========      ====    =======      ====    =======      ====    ========      ====



COMPARISON OF RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1995

Net sales increased to $136.8 million for the year ended December 31, 1996 from $128.5 million for the comparable period in 1995, an increase of $8.3 million or 6.5%. The Company's net sales were adversely impacted by changes in foreign currency translation rates, which amounted to $1.2 million. Printing's sales increased to $103.6 million for the year ended December 31, 1996 from $95.2 million for the comparable period in 1995, an increase of $8.4 million or 8.8%, as a result of increased sales from new products, such as the NewsMaker(TM) series for the newspaper market, higher sales of tubular sleeves and increased demand for the Company's existing products in the U.S., Latin America and the Pacific Rim and a modest price increase. Foreign currency translation rate changes adversely impacted Printing sales by $1.0. Textiles' sales remained relatively constant at $33.2 million for the year ended December 31, 1996 compared to $33.3 million in 1995. Changes in foreign currency translation rates reduced Textiles' sales by $0.2 million. Domestic sales increases offset reduced European sales with export sales to Latin America and the Pacific Rim remaining relatively constant.

Gross profit increased to $52.2 million for the year ended December 31, 1996 from $47.1 million in 1995, an increase of $5.1 million or 10.8%. As a percentage of net sales, gross profit increased to 38.2% for the year ended December 31, 1996 from 36.7% for the comparable period in 1995. Gross profit in 1996 increased by $3.3 million or 6.7% as a result of increased volume and productivity enhancements through process improvements and a modest price increase, offset by changes in foreign currency translation rates, higher costs of material and labor and a shift in sales to markets with typically lower margins. Also, gross profit in 1995 was adversely impacted by $2.3 million for sales of finished goods inventory which were purchased at market values as a result of the Acquisition. SG&A remained virtually constant at $24.6 million for the year ended December 31, 1996 compared with $24.5 million for 1995. Stand alone costs related to the acquisition were $0.5 million higher in 1996 and changes in currency translation rates reduced SG&A costs by $0.2 million in 1996. As a percentage of net sales, SG&A decreased to 18.0% from 19.1%.

Amortization of intangibles increased to $6.5 million for the year ended December 31, 1996 from $6.0 million in 1995, an increase of $0.5 million as a result of purchase accounting from the Acquisition.

Operating income increased to $21.2 million for the year ended December 31, 1996 from $16.6 million for the comparable period in 1995, an increase of $4.6 million or 27.7%, of which $2.3 million relates to the higher costs of goods sold in 1995 resulting from the sale of finished goods inventory which were purchased at market values as a result of the Acquisition. The remaining $2.3 million increase in operating income results from increased sales volumes and productivity enhancements offset by additional amortization and depreciation and stand alone costs primarily as a result of the Acquisition. As a percentage of net sales, operating income increased to 15.5% for the year ended December 31, 1996 from 12.9% for the comparable period in 1995.

Not included in the above table, other (income) expense in 1995 includes a $1.0 million bridge loan fee.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1994

Net sales increased to $128.5 million for the twelve months ended December 31, 1995 from $120.3 million for the comparable period in 1994, an increase of $8.2 million or 6.8%. The Company's net sales were favorably impacted by changes in foreign currency translation rates, which amounted to $1.6 million, or 19.5%, of the increase in revenues. Printing's sales increased to $95.2 million for the twelve months ended December 31, 1995 from $88.9 million for the comparable period in 1994, an increase of $6.3 million or 6.7%, as a result of increased sales from new products, such as the NewsMaker(TM) series for the newspaper market, higher sales of tubular sleeves and increased demand for the Company's existing products in Europe. Also, foreign currency translation rate changes contributed $0.6 million of the increase. Textiles' sales increased to $33.3 million for the twelve months ended December 31, 1995 from $31.4 million for comparable period in 1994, an increase of $1.9 million or 6.1%. Approximately $1.0 million of this increase is related to foreign currency translation rates with the remainder attributable to increased exports to Latin America and the Pacific Rim and further market share gains in Europe.

Gross profit decreased to $47.1 million for the twelve months ended December 31, 1995 from $49.3 million for the comparable period in 1994, a decrease of $2.2 million or 4.5%. As a percentage of net sales, gross profit decreased to 36.7% for the twelve months ended December 31, 1995 from 41.0% for the comparable period in 1994. Gross profit increased by $1.6 million or 3.2% as a result of increased volume and productivity enhancements such as the new continuous spreading and automated cot finishing equipment, offset by changes in foreign currency translation rates, a shift in sales mix and higher material and labor costs. Gross profit was also adversely impacted by $2.3 million for sales of finished goods inventory which were purchased at market values as a result of the Acquisition, and by $1.5 million as a result of higher depreciation, primarily as a result of the Acquisition.

SG&A increased to $24.5 million for the twelve months ended December 31, 1995 from $22.7 million for the comparable period in 1994, an increase of $1.8 million or 7.9%, primarily as a result of higher sales volumes and stand alone costs of $0.6 million as a result of the Acquisition. The Company's expenses were affected by changes in currency translation rates, which amounted to $0.7 million, or 38.9%, of the increase in SG&A. As a percentage of net sales, SG&A increased to 19.1% from 18.9%.

Amortization of intangibles increased to $6.0 million for the twelve months ended December 31, 1995 from $5.2 million for the comparable period in 1994, an increase of $0.8 million as a result of purchase accounting from the Acquisition.

Operating income decreased to $16.6 million for the twelve months ended December 31, 1995 from $21.3 million for the comparable period in 1994, a decrease of $4.7 million or 22.1%. Operating income decreased by $5.2 million as a result of higher cost of goods sold, additional amortization and depreciation and stand alone costs primarily as a result of the Acquisition. As a percentage of net sales, operating income decreased to 12.9% for the twelve months ended December 31, 1995 from 17.7% for the comparable period in 1994. Operating income, excluding the Acquisition related costs, increased $.5 million or 2.3% to $21.8 million for the twelve months ended December 31, 1995.

RISKS ASSOCIATED WITH FOREIGN OPERATIONS

The Company conducts a significant amount of business and has operating and sales facilities in countries outside the United States. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located, the stand-alone nature of the operations, the Company's net asset exposure, forward foreign exchange contract practices and pricing flexibility. Thus, while changes in foreign currency values do affect earnings, the longer term economic effect of these changes should not have a material adverse effect on the Company's financial condition, results of operations or liquidity. Foreign currency gains and losses, included in other income-net, were a $0.1 million loss in 1996, a $0.3 million gain in 1995 and a $0.1 million gain in 1994.

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $1,762,000 and $1,550,000 at December 31, 1996 and December 31, 1995, respectively. These contracts generally expire within three to six months. These contracts are through internationally recognized financial institutions with high credit ratings; however, the Company is exposed to credit-related losses in the event of non-performance by counterparties to the forward contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry large amounts of inventory and finance receivables. Under the Company's US Credit Agreement which expires in 2002, the Company has a $30 million term loan at December 31, 1996 along with a $47 million revolving line of credit, of which $18.5 million was outstanding at December 31, 1996. Under the Company's UK Credit Agreement which also expires in 2002, the Company has two term loans totaling $4.8 million at December 31, 1996 along with a $1.6 million revolving line of credit, none of which was outstanding at December 31, 1996. In addition, in conjunction with the Acquisition, the Company issued $100 million of Senior Subordinated Notes ("Notes") which become due in 2005. The Company believes it has adequate financing from these facilities along with cash flows from operating activities to support its operations.

Cash Flow From Operating Activities. Cash flows from operations for year ended December 31, 1996 and the year ended December 31, 1995 were $18.1 million and $15.3 million, respectively. Cash flows from operations in 1996 were unfavorably impacted by a $0.2 million working capital increase and $7.5 million of additional cash paid for interest. For the year ended December 31, 1995, cash flows from operations were unfavorably impacted by a $0.8 million working capital increase and $8.0 million of cash paid for interest partially offset by increased depreciation and amortization of $5.2 million, as a result of the Acquisition.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment were $5.2 million in 1996 compared to $3.6 million in 1995 and 1994. The Company believes that historical capital spending levels are sufficient to maintain its leading market position. The Company expects to fund its annual capital expenditures of $4.0 million to $7.0 million over the next several years from cash flow from operations. On December 31, 1996 the Company acquired certain net assets of the David M Company, a division of Flint Ink Corporation, for $11.3 million in cash which was funded out of the Company's existing US Credit Agreement.

Cash Flows From Financing Activities. Concurrent with the Acquisition, the Company entered into a US Credit Agreement with certain banks. The US Credit Agreement has a maximum borrowing capacity of $77 million and is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary. As of December 31, 1996, the Company had approximately $22.0 million of availability under the US Credit Agreement. The Company does not have any scheduled repayment requirements until 1999. In 1996, the Company entered into a UK Credit Agreement with a UK bank. The UK Credit Agreement provides for two term loans totaling $4.8 million and a $1.6 million line of credit. Scheduled repayments on the term loans are due in quarterly payments of $201 with a final payment of $684 due in 2002. The entire $1.6 million line of credit was available at December 31, 1996. The Company believes that it will generate sufficient cash flow from operations to meet debt service, working capital and capital expenditure requirements, although no assurance can be given that it will be able to do so.

ENVIRONMENTAL MATTERS

The Company will incur expenditures as a result of environmental laws and regulations. The Company estimates that in 1997 it will spend approximately $1.0 million in capital expenditures for solvent recovery, wastewater treatment, air monitoring and related projects to comply with environmental requirements. Environmental requirements are becoming increasingly stringent, and therefore the Company's expenditures for environmental compliance may increase in the future.

New rules to be promulgated under the 1990 amendments to the federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's Three Rivers, Michigan and Asheville, North Carolina facilities. Because the applicable requirements are not scheduled to be promulgated until 2000, it is difficult to estimate the costs of any additional controls that might be required with any certainty. The Company currently believes that the total capital expenditures to install additional control equipment at these facilities are not likely to exceed $2 million and would be incurred between 2001 and 2003.

Solvent air emissions at the Company's Dundee, Scotland facility currently exceed U.K. limits, and the Company will be required to initiate a plan for air controls in 1997 to comply with additional air emission requirements promulgated by the European Community. The Company believes that capital expenditures for such control equipment will be between $0.6 million and $0.7 million.

On July 25, 1988, the Michigan Department of Natural Resources ("MDNR") and the Company's former parent, entered into a consent decree with respect to certain conditions of groundwater contamination at and emanating from the Company's Three Rivers, Michigan facility. The Company is not a party to the consent decree. The contamination is believed to be the result of leaks from underground tanks at the facility that were removed in 1984. Pursuant to the consent decree, the Company's former parent installed a groundwater extraction and treatment system at the facility in 1989. The consent order requires that the Company's former parent continue to operate the system until certain cleanup levels have been achieved; such cleanup is currently expected to take seven to ten more years, at a cost of approximately $0.1 million per year. MDNR has recently raised certain concerns regarding the effectiveness of the system. As a result, the Company's former parent may have to make modifications to the system or take further action to identify and address sources of the contamination in onsite soils. As of December 31, 1996, the Company has recorded accruals of approximately $1.1 million to reflect future costs associated with this clean-up and, based on the reports of its independent consultant, the Company believes that such accruals are adequate. The Company has been indemnified with respect to these costs and expects to receive reimbursement after amounts are expended. If however, the Company's former parent fails to fulfill its indemnification obligations, the Company may be deemed liable for these costs and the costs could be material. This risk is mitigated in part, because substantial capital costs have already been expended to install the groundwater extraction and treatment system.

Like many manufacturers, the Company's facilities generate wastes that contain hazardous substances. As a result of the disposal of such wastes prior to the Acquisition, the Company's former parent was named a "potentially responsible party" pursuant to CERCLA and/or similar state laws at the following waste disposal sites: the Seaboard Chemical Corporation Site, North Carolina; the Wayne Reclamation Site, Indiana; the Liquid Disposal, Inc. Site, Michigan; and the Thermo Chem Site, Michigan. Similarly, the Company was named a PRP at the Verona Well Field Site, Michigan. The Company's former parent or the Company entered into consent decrees that settled its liability at these sites, subject to standard reopener provisions as are found in consent decrees under CERCLA. The Company expects that no expenditures will be made by the Company with respect to these matters. The Company's former parent have agreed to retain ongoing responsibility for and indemnify the Company with respect to these waste disposal locations. Claims under this offsite disposal indemnity are not subject to time or dollar limitations. Because the liability scheme under CERCLA is retroactive, the Company may receive notices of potential CBRCLA liability in the future, and such liability could be material.

Subject to certain limitations, the Company's former parent and its parent have agreed to indemnify the Company for certain other environmental compliance and liability issues associated with the Company's business. These matters include certain exceedances of sewer discharge permit limits at the Asheville, North Carolina facility, certain remedial actions previously completed by Day International, Inc. at the Asheville, North Carolina facility, and liabilities associated with an underground toluene tank at the Lerma, Mexico facility which has been removed and disposed of. There can be no assurances the Company's former parent or its parent will have the ability to indemnify the Company for all the environmental conditions for which they have retained responsibility when requested by the Company. If the Company's former parent or its parent are unable to honor their indemnification obligations, the Company would likely be responsible for such matters and the cost of addressing such matters could be material. The Company does not maintain insurance coverage for environmental matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                                ----
DAY INTERNATIONAL GROUP, INC.
Year ended December 31, 1996 and the
  period from June 7, 1995 through December 31, 1995:

        Independent Auditors' Report                             22
        Consolidated Balance Sheets                              23-24
        Consolidated Statements of Operations                    25
        Consolidated Statements of Stockholders' Equity          26
        Consolidated Statements of Cash Flows                    27
        Notes to Consolidated Financial Statements               28-43

DAY INTERNATIONAL, INC.

Period from January 1, 1995 through June 6, 1995:

        Independent Auditors' Report                             44
        Consolidated Balance Sheet                               45-46
        Consolidated Statement of Income                         47
        Consolidated Statement of Cash Flows                     48
        Notes to Consolidated Financial Statements               49-58

Year ended December 31, 1994:

        Report of Independent Accountants                        59
        Consolidated Statement of Income                         60
        Consolidated Statement of Cash Flows                     61
        Notes to Consolidated Financial Statements               62-68

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Day International Group, Inc.

We have audited the accompanying consolidated balance sheets of Day International Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996 and the period from June 7, 1995 (date of acquisition) through December 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 for the year ended December 31, 1996 and the period ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day International Group, Inc. at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and the period from June 7, 1995 through December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

February 21, 1997
Dayton, Ohio

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

ASSETS                                                                   1996           1995
CURRENT ASSETS:
 Cash and cash equivalents                                            $   5,433      $   3,769
 Accounts receivable:
  Trade (less allowance for doubtful accounts of $982 and $1,248)        16,788         15,054
  Other                                                                     383            553
 Inventories (Note C)                                                    16,355         15,237
 Prepaid expenses and other current assets                                3,630            866
 Deferred tax assets (Note E)                                             3,389          1,975
                                                                          -----          -----
        Total current assets                                             45,978         37,454

PROPERTY, PLANT AND EQUIPMENT (Note A):
 Land                                                                     2,025          2,327
 Buildings                                                               10,183         13,953
 Machinery and equipment                                                 34,692         27,718
 Construction in progress                                                 5,098          2,420
                                                                          -----          -----
                                                                         51,998         46,418
 Less accumulated depreciation                                           (6,709)        (1,922)
                                                                         ------         ------
                                                                         45,289         44,496

OTHER ASSETS:
 Goodwill and other intangible assets (Note B)                          145,018        145,446
 Note receivable (Note K)                                                 1,155          1,079
 Other assets                                                               446            348
                                                                            ---            ---
                                                                        146,619        146,873
                                                                        -------        -------
TOTAL ASSETS                                                          $ 237,886      $ 228,823
                                                                      =========      =========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                           1996           1995

CURRENT LIABILITIES:
 Accounts payable                                                           $   7,453      $   5,882
 Accrued associate related costs                                                7,929          6,996
 Other accrued expenses                                                         6,075          4,118
 Interest payable                                                               1,068          1,212
 Current maturities of long-term debt (Note D)                                    803
                                                                                  ---          -----
    Total current liabilities                                                  23,328         18,208

LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note D)                            152,116        151,250
DEFERRED TAX LIABILITIES (Note E)                                               3,513          2,202
OTHER LONG-TERM LIABILITIES (Notes J and K)                                     6,195          7,302
COMMITMENTS AND CONTINGENCIES (Note K)
                                                                                -----          -----
    Total liabilities                                                         185,152        178,962

STOCKHOLDERS' EQUITY (Note H):
 Preferred Shares, $.0 1 per share par value, 10,000 shares authorized, none outstanding
 Common Shares, $.0l per share par value, 100,000 shares authorized,
   51,555 shares - 1996 and 51,600 shares - 1995 issued and outstanding             1              1
 Additional paid-in-capital                                                    51,531         51,599
 Retained earnings (Accumulated deficit)                                        1,780         (1,227)
 Foreign currency translation adjustment                                         (578)          (512)
                                                                                 ----           ----
    Total stockholders' equity                                                 52,734         49,861
                                                                               ------         ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 237,886      $ 228,823
                                                                            =========      =========

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,1996 AND PERIOD FROM
JUNE 7,1995 THROUGH DECEMBER 31,1995 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                             1996            1995

NET SALES                                                 $ 136,814      $  73,103

COST OF GOODS SOLD (including inventory fair value
 adjustments of $2,287 in 1995)                              84,602         47,503
                                                          ---------      ---------
GROSS PROFIT                                                 52,212         25,600

SELLING, GENERAL AND ADMINISTRATIVE                          23,657         12,885

AMORTIZATION OF INTANGIBLES                                   6,474          3,688

MANAGEMENT FEES (Note G)                                        920            455
                                                          ---------      ---------

OPERATING PROFIT                                             21,161          8,572

OTHER EXPENSES:

 Interest Expense (including amortization of deferred
  financing costs of$1,000 in 1996 and $567 in 1995)         16,373          9,697
 Other (income) expense - net (Note D)                         (219)           952
                                                          ---------      ---------
                                                             16,154         10,649
                                                          ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                   5,007         (2,077)

INCOME TAXES (BENEFIT) (Note E)                               2,000           (850)
                                                          ---------      ---------
NET INCOME (LOSS)                                         $   3,007      $  (1,227)
                                                          =========      =========


See notes to consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996 AND PERIOD FROM
JUNE 7,1995 THROUGH DECEMBER 31,1995 (DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                      Retained      Foreign
                                    Common Shares        Additional   Earnings/     Currency
                                  -------------------      Paid-In  (Accumulated  Translation
                                  Shares       Amount      Capital     Deficit)    Adjustment

Sale of common shares             51,600      $     1      $51,599     $            $
Net loss                                                                (1,227)
Foreign currency translation
 adjustment                                                                            (512)
                                  ------      -------      -------     -------      -------
December 31, 1995                 51,600            1       51,599      (1,227)        (512)

Sale of common shares                 73                        73
Purchase of common shares           (118)                     (141)
Net income                                                               3,007
Foreign currency translation
 adjustment                                                                             (66)
                                  ------      -------      -------     -------      -------
December 31, 1996                 51,555      $     1      $51,531     $ 1,780      $  (578)
                                  ======      =======      =======     =======      =======


See notes to consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,1996 AND PERIOD FROM
JUNE 7, 1995 THROUGH DECEMBER 31, 1995 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                           $   3,007      $  (1,227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                   4,384          2,415
  Amortization of goodwill and intangibles                                      10,724          8,310
  Deferred income taxes                                                            146         (1,247)
 Change in assets and liabilities, net of effect of David M acquisition:
  Accounts receivable                                                             (125)           280
  Inventories                                                                      909          1,512
  Prepaid expenses and other current assets                                        236            472
  Accounts payable and other accrued expenses                                   (1,218)         4,400
                                                                             ---------      ---------
     Net cash provided by operating activities                                  18,063         14,915
                                                                             ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for Day International, Inc., net of cash acquired                                 (203,993)
 Cash paid for net assets of David M                                           (11,285)
 Capital expenditures                                                           (5,221)        (2,082)
 Other                                                                          (1,107)
                                                                             ---------      ---------
     Net cash used in investing activities                                     (17,613)      (206,075)
                                                                             ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of common shares                                                              73         51,600
 Purchase of common shares                                                        (141)
 Proceeds from term loan                                                                       30,000
 Net proceeds from revolving credit facility                                     1,241         21,250
 Issuance of senior subordinated notes                                                        100,000
 Payment of financing costs                                                                    (7,802)
                                                                             ---------      ---------
     Net cash provided by financing activities                                   1,173        195,048
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             41           (119)
                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS:
 Net increase in cash and cash equivalents                                       1,664          3,769
 Cash and cash equivalents at beginning of period                                3,769
                                                                             ---------      ---------
 Cash and cash equivalents at end of period                                  $   5,433      $   3,769
                                                                             =========      =========
CASH PAID FOR:
 Income Taxes                                                                $   1,620      $     892
                                                                             =========      =========
 Interest                                                                    $  15,517      $   7,963
                                                                             =========      =========

See notes to consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31,1996 AND PERIOD FROM JUNE 7, 1995
THROUGH DECEMBER 31, 1995 (DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

A.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    Day International Group, Inc. and subsidiaries ("Day" or "the Company") is a designer and manufacturer of precision engineered rubber components for the printing and textile industries. Day's printing components business is a designer, manufacturer and marketer of high-quality printing blankets used in the offset printing industry. Day's textile components business is a manufacturer and marketer of precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Sales are made through Day's organization, distributors and representatives.

    In connection with the Stock Purchase Agreement dated April 11, 1995, as amended, among Day International Group, Inc., M.A. Hanna Company, and Cadillac Plastics Group, Inc., the Share Purchase Agreement dated April 11, 1995, as amended, among Day International Group, Inc. and Cadillac Plastics Limited, and an Asset Purchase Agreement dated April 11, 1995, as amended, among Day International Group, Inc. and Day International (Canada) Limited (collectively, the "Acquisition Agreement") Day acquired the stock or net assets, as appropriate, from M.A. Manna and its subsidiaries, related to the precision engineered rubber components business, effective June 6, 1995 for $211.8 million in cash (net of cash acquired of $2.5 million). The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No.16. The purchase price has been allocated to the net assets acquired based on their fair market values as follows:

        Current assets                                                      $  36,685
        Property, plant and equipment                                          44,990
        Other assets                                                            1,624
        Goodwill and other intangible assets                                  151,469
        Current liabilities                                                   (16,128)
        Postretirement benefits and other long-term liabilities                (6,845)
                                                                            ---------
        Total Purchase Price                                                $ 211,795
                                                                            =========

    The preliminary purchase price allocation for property, plant and equipment at December 31, 1995 was reduced in 1996 by approximately $6.6 million when the final appraisals on the domestic land and buildings were completed.

    On December 31, 1996, the Company acquired certain net assets of the David M division of Flint Ink Corporation for $11.3 million in cash. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No.16. Pro form a results of operations have not been presented because the results of this acquisition were not significant.

B.  SIGNIFICANT ACCOUNTING PRINCIPLES

    PRINCIPLE OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all highly liquid investments with an original purchased maturity of three months or less.

    INVENTORIES are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

    PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives. Buildings are depreciated over 25 years and machinery and equipment are depreciated between 5 and 10 years.

    LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.121, 'Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. This statement also requires that long-lived assets and certain intangible assets to be disposed of be reported at the lower of their carrying amount or fair value less costs to sell. The adoption of this statement had no impact on the financial statements of the Company.

    GOODWILL AND OTHER INTANGIBLES - Goodwill represents the excess of cost over the fair value of the net assets acquired and is being amortized on the straight line basis over 40 years. The Company assesses the recoverability of goodwill and other intangibles by determining whether the amortization of the respective balances over their remaining lives can be recovered through projected undiscounted cash flows.

    Deferred financing costs of $6,235 at December 31, 1996 (net of accumulated amortization of$l,567) are being amortized using an effective interest rate method over the lives of the related debt.

    Goodwill and other intangibles are being amortized using the straight line method, as follows:

                                                               LIFE

    Goodwill                          $ 104,380             40    years
    Employment agreements                 6,803            1.7    years
    Deferred financing costs              7,802            5 to 7 years
    Printing technology                  27,946           11.5    years
    Textile compound formulas             5,247             30    years
    Unpatented technology                 9,529             20    years
                                       --------
    Total intangibles                   161,707

    Less accumulated amortization       (16,689)
                                      ---------

                                      $ 145,018
                                      =========

    REVENUE RECOGNITION - Day recognizes revenue when the product is shipped. Reserves for product returns, based upon historical experience, are also recognized upon shipment.

    FOREIGN CURRENCY TRANSLATION - The functional currency is the local currency of Day's respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period end exchange rates. Foreign currency revenues and expenses are translated at the average exchange rates for the period. Translation gains and losses are recorded in the accumulated translation adjustment account in shareholders' equity. Transaction gains and losses are recorded in the consolidated statement of operations for the period.

    CONCENTRATION OF CREDIT RISK - A majority of Day's textile operations U.S. sales are concentrated in the southeastern part of the U.S. Day's printing and textile receivables are from a diverse group of customers in the printing and textile industry and such receivables are generally unsecured. Day maintains a reserve for potential losses.

    Certain of Day's international subsidiaries make purchases in foreign currencies. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Day has entered into forward foreign exchange contracts to protect itself against such foreign currency movements. The contract value, which approximates market, of these foreign exchange contracts was $1,762 and $1,550 at December 31, 1996 and 1995, respectively.

    Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. No counterparties are expected to fail to meet their obligations given their credit ratings, therefore Day does not obtain collateral for these instruments.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's long-term debt which consists of a variable rate Credit Agreement and 11 1/8% Senior Subordinated Debt approximates fair value. The carrying amounts of all other current assets and liabilities as reported in the consolidated balance sheets at December 31, 1996 and 1995, which qualify as financial instruments, approximated fair value.

    MANAGEMENT ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C.  INVENTORIES

    Inventories as of December 31, 1996 and 1995 consists of:

                                                       1996                1995

      Finished Goods                                 $ 9,118             $ 7,661
      Work In Progress                                 4,115               4,732
      Raw Materials                                    3,122               2,844
                                                     -------             -------

                                                     $16,355             $15,237
                                                     =======             =======

D.  LONG-TERM AND SUBORDINATED LONG-TERM DEBT

    Long-term and subordinated long-term debt as of December 31, 1996 and 1995 consists of:


                                                    1996           1995
US Credit Agreement                               $ 48,500     $  51,250
UK Credit Agreement                                  4,419
11-1/8% Senior Subordinated Notes                  100,000       100,000
                                                 ---------      --------
                                                   152,919       151,250
  Less: Current maturities of long-term debt          (803)
                                                 ---------      --------
                                                 $ 152,116      $151,250
                                                 =========      ========

    The US Credit Agreement consists of a $47,000 revolving line of credit and a $30,000 term loan with a group of banks. The revolving line of credit includes a $12,500 letter of credit subfacility ($6,474 of letters of credit were outstanding at December 31, 1996) and a $2,000 swingline loan subfacility. The maximum amounts available under the revolving line of credit are reduced by $7,000 in June 1997, $10,000 in June 1998 and $10,000 in June 1999 adjusted by a factor of excess cash flows, as defined in the Credit Agreement. At December 31, 1996, interest on $10,500 of the revolving line of credit was based on the banks' base rate plus 1.00% (9.25% at December 31, 1996) and interest on $8,000 of the revolving line of credit was based on the LIBOR rate plus 2.25% (7.75% at December31, 1996). At December 31, 1996, $22,026 was available under the Credit Agreement. The Credit Agreement requires a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. The term loan is a seven year loan with quarterly principle payments of $2,500 beginning September, 1999 with the final installment due June 2002. Interest on the term loan is based on the banks' base rate plus 1.50% (9.75% at December 31, 1996) or the LIBOR rate plus 2.75% ( 8.37% at December 31, 1996). At December 31, 1996, interest on the term loan was based on the LIBOR rate. Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. The weighted average interest rate on the Credit Agreement for the year ended December 31, 1996 and 1995 was 8.46% and 8.86%, respectively.

    The 11-1/8% Senior Subordinated Notes are due June 1, 2005 with interest payable semi-annually.

    The US Credit Agreement and the Senior Subordinated Notes contain various financial and other covenants which place limits on, among other things, asset sales, dividends and distributions of the Company's or its subsidiaries' capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. The Company's wholly-owned subsidiary, Day International, Inc., has guaranteed the Credit Agreement and the Senior Subordinated Notes and pledged all its assets, except its investments in its foreign subsidiaries, as collateral on these agreements.

    In 1996, the Company's UK subsidiary entered into credit facilities with a UK bank that provides a $1,601 line of credit and two five year term loans totaling $4,821. Interest on the line of credit is at the bank's base rate plus 1% (7.00% at December 31, 1996) payable monthly. Principal payments on the term loans are due in equal quarterly installments of $201 with a final payment of $684 due in May 2002. Interest on the term loans is at either the bank's base rate plus 1% (7.00% at December 31, 1996) or the LIBOR rate plus 1% (6.63% at December 31, 1996) payable monthly. At December 31, 1996, $1,601 was available under the UK Credit Agreement. All borrowings are secured by guarantees from the Company's US subsidiary and by letters of credit obtained under the overall Credit Agreement. The credit facilities also contain certain financial covenants related to the UK subsidiary.

    In conjunction with the acquisition, the Company entered into an agreement that would provide temporary financing in the event the Senior Subordinated Notes were not in place by the closing date. This temporary financing was ultimately not required. As a result, fees and related costs associated with this temporary financing of $1,019 were charged to other expense in the period June 7, 1995 through December 31, 1995.

E.  INCOME TAXES

    Significant components of deferred tax assets (liabilities) as of December 31, 1996 and 1995 are as follows:

                                             1996         1995
Domestic:
 Current:
  Accounts receivable reserves             $   489      $   508
  Inventory reserves                           533          530
  Other reserves                               638          632
  Net operating loss carryforward            1,284
  AMT credit carryforward                      200
                                           -------      -------
                                             3,144        1,670
                                           -------      -------
 Long-term:
  Depreciation                              (1,477)        (225)
  Amortization                                (531)          38
  Other postretirement benefits                250           76
                                           -------      -------
                                            (1,758)        (111)
                                           -------      -------
Total domestic deferred tax assets           1,386        1,559
                                           -------      -------

Foreign:
 Current:
  Inventories                                 (177)        (130)
  Other                                        422          435
                                           -------      -------
                                               245          305
 Long-term:
  Plant and equipment                       (1,873)      (2,091)
  Pension                                      118
                                           -------      -------
                                            (1,755)      (2,091)
                                           -------      -------

Total foreign deferred tax liabilities      (1,510)      (1,786)
                                           -------      -------
Net deferred tax liabilities               $  (124)     $  (227)
                                           =======      =======

    Income tax expense (benefit) consists of the following for the year ended December 31, 1996 and the period from June 7, 1995 through
    December 31, 1995:

                                                         1996              1995
    Current:
    Domestic:
        Federal                                       $                 $   209
        State and local                                   583                50
        Foreign                                         1,251               138
                                                      -------           -------
                                                        1,834               397
                                                      -------           -------
    Deferred:
    Domestic:
        Federal                                           324            (1,359)
        State and local                                    48              (200)
        Foreign                                          (206)              312
                                                      -------           -------

                                                          166            (1,247)
                                                      -------           -------
                                                      $ 2,000           $  (850)
                                                      =======           =======

    The foreign deferred tax expense primarily results from differences in accounting for fixed assets and from the utilization of net operating loss carryforwards.

    The income tax expense (benefit) differs from the statutory rate for the year ended December 31, 1996 and period June 7, 1995 through December 31, 1995 as a result of the following: 1996 1995

    Provision at the federal statutory rate                  $ 1,702    $  (707)
    Foreign tax rate differential                               (169)       (63)
    State and local taxes, net of federal income tax effect      417        (99)
    Non-deductible expenses                                       57        118
    Other                                                         (7)       (99)
                                                             -------    -------
                                                             $ 2,000    $  (850)
                                                             =======    =======

    Income (loss) before income taxes includes $ 3,571 and $1,510 of income from international operations for the year ended December 31, 1996 and period June 7, 1995 through December 31, 1995, respectively. Day has not provided deferred taxes on the undistributed earnings of foreign subsidiaries because the earnings are deemed permanently reinvested. US net operating loss carryforwards of approximately $3,300 expire through 2011.

F.  BUSINESS OPERATIONS

    Net sales and income (loss) before income taxes (benefit) for the year ended December 31, 1996 and the period from June 7, 1995 through December 31, 1995 and identifiable assets as of December 31, 1996 and 1995 by geographic area are as follows:

                                                       1996
                                     -----------------------------------------
                                                      Income
                                                      (Loss)
                                                      Before
                                                      Income      Identifiable
                                     Net Sales         Taxes         Assets
                                     ---------         -----         ------
    Domestic                         $  83,819      $  (3,461)     $ 195,792
    Europe                              33,664          2,025         30,454
    Other International                 24,288          6,443         11,640
    Interarea                           (4,957)
                                     ---------      ---------      ---------
                                     $ 136,814      $   5,007      $ 237,886
                                     =========      =========      =========


                                                      1995
                                     -----------------------------------------
                                                     Income
                                                     (Loss)
                                                     Before
                                                     Income      Identifiable
                                     Net Sales        Taxes         Assets
                                     ---------      ---------      ---------
    Domestic                         $  46,537      $  (5,260)     $ 186,024
    Europe                              18,289            478         30,415
    Other International                 11,231          2,705         12,384
    Interarea                           (2,954)
                                     ---------      ---------      ---------
                                     $  73,103      $  (2,077)     $ 228,823
                                     =========      =========      =========


    Sales between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit.

G.  RELATED PARTY TRANSACTIONS

    In accordance with a management services agreement, the Company is required to pay American Industrial Partners, an affiliate of the controlling shareholders of Day, an annual management fee of $800 plus expenses, payable semi-annually. The agreement expires in June, 2005 or if there is a change in control of the Company.

H.  STOCKHOLDERS' EQUITY AND STOCK BASED COMPENSATION PLAN

    The Company has a stock option plan permitting the grant of up to 3,730 options to purchase common shares to officers and key employees. The options vest nine years from the grant date; however, vesting is accelerated if the Company achieves certain performance objectives and expire ten years from grant date. As of December 31, 1996, 2,605 options have been granted under the plan with an exercise price of $1,000 a share, 2,530 options expire in 2005 and 75 options expire in 2006. The following table summarizes activity in the Company's stock option plan:

                                              1996              1995
                                              ----              ----
                                                Excercise           Excercise
                                       Shares     Price     Shares    Price
                                       ------     -----     ------    -----
    Outstanding at beginning of period  2,730    $ 1,000
    Granted                                75    $ 1,000     2,730   $ 1,000

    Exercised                             (18)   $ 1,000
    Canceled                             (182)   $ 1,000
                                       ------    -------    ------   -------

    Outstanding at end of period        2,605    $ 1,000     2,730   $ 1,000
                                       ======    =======    ======   =======

    Exercisable at end of period          862                  283
                                       ======               ======
    Weighted-average fair value of
     options granted during the year
     using the Black-Scholes options-
     pricing model                               $   662             $   462
                                                 =======             =======
    Weighted-average assumptions used
     for grants:

        Expected dividend yield                       0%                  0%
        Expected life of options                 9 years             9 years
        Risk-free interest rate                       7%                  7%

    The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued SFAS No.123, "Accounting for Stock-Based Compensation," which the Company was required to adopt in 1996. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. Had compensation costs been determined based on the fair value method of SFAS No.123 the Company's net earnings would have been reduced by $214 in 1996 and $107 in 1995.

I.  RETIREMENT PLANS

    The Company has non-contributory defined benefit plans covering certain associates of its UK and German subsidiaries. Benefits under these plans are based primarily on years of service and qualifying compensation during the final years of employment. Plan assets include marketable equity securities. The Company's funding policy complies with the requirements of local laws and regulations.

    Day also sponsors defined contribution plans for certain of its associates, which provide for Company contributions of a specified percentage of each associate's total compensation.

    The funded status of the Company's defined benefit plans at December 31, 1996 and 1995 is as follows:

      Actuarial present value of benefit obligations:
            Accumulated benefit obligations including
             vested benefits of $9,347 and $8,332         $  9,493    $  8,472
                                                          ========    ========
            Projected benefit obligation                  $ 10,636    $  9,365
            Plan assets at fair value                       10,652       8,994
                                                          --------    --------
            Plan assets (in excess of) less than
             projected benefits                               (16)        371

            Unrecognized net actuarial gain (loss)             438         (19)
                                                          --------    --------
            Accrued pension cost                          $    422    $    352
                                                          ========    ========

    The projected benefit obligation was determined using an assumed discount rate of 7.5% and an assumed long-term rate of increase in compensation of 5%. The assumed long-term rate of return on plan assets is 8.5%.

    A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the year ended December 31, 1996 and the period from June 7, 1995 through December 31, 1995 is as follows:

                                               1996       1995
                                               ----       ----
    Defined benefit plans:
            Service cost                    $   433    $   256
            Interest cost                       701        381
            Actual return on plan assets     (1,006)      (810)
            Net amortization and deferral       265        418
                                            -------    -------
            Net periodic pension cost           393        245
            Defined contribution plans        1,247        690
                                            -------    -------
            Total pension expense           $ 1,640    $   935
                                            =======    =======

J.  OTHER POSTRETIREMENT BENEFITS

    Day provides certain contributory health care and life insurance benefits for certain U.S. associates. Those associates may become eligible for these postretirement benefits if they retire on or after age 55 with at least ten years of service.

    The status of Day's plan at December 31, 1996 and 1995, which is unfunded, is as follows:

                                                        1996       1995
                                                        ----       ----
    Accumulated postretirement benefit obligation:
       Retirees                                      $   891    $   785
       Fully eligible active plan participants            87        101
       Other active plan participants                  2,756      2,431
                                                     -------    -------
                                                       3,734      3,317
       Unrecognized net loss                             (79)      (125)
                                                     -------    -------
       Accrued postretirement benefit obligation     $ 3,655    $ 3,192
                                                     =======    =======

    Approximately $57 of accrued postretirement benefit obligation is included in accrued associate related costs at December 31, 1996 and 1995, respectively.

    The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost rate trend) is assumed to be 10% and decreasing gradually to 5.25% in 2006 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $766 at December 31, 1996 and the interest and service cost would have been $139 higher for the year ended December 31, 1996.

    A discount rate of 7.5% was used in determining the accumulated obligation.

    Net periodic postretirement benefit costs include the following components for the year ended December 31, 1996 and the period from June 7, 1995 through December 31, 1995:

                                                    1996      1995
                                                    ----      ----
    Service cost                                    $348      $206
    Interest cost                                    263       136
                                                    ----      ----
    Net periodic postretirement benefit costs       $611      $342
                                                    ====      ====

K.  LEASE COMMITMENTS AND CONTINGENCIES

    The Company leases certain warehouses, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the year ended December 31, 1996 and the period from June 7, 1995 through December 31, 1995 was $811 and $412, respectively. At December 31, 1996, future minimum lease commitments for noncancelable operating leases are:

          1997                                         $  647
          1998                                            350
          1999                                             52
          2000                                             11
          2001                                              9
    Thereafter                                              9
                                                       ------
    Total                                              $1,078
                                                       ======


    There are currently no environmental claims against the Company for the costs of environmental remediation measures taken or to be taken. The Company is operating under a consent decree related to its Michigan manufacturing facility for environmental matters which occurred prior to the acquisition. Independent environmental consultants have assessed the environmental matters. Based on this assessment and management's best estimates of the liability associated with these matters, reserves for such liabilities have been established and no insurance recoveries have been anticipated in determining the reserves. The Company's previous parent and its parent, M.A Hanna, have agreed to indemnify the Company for certain costs associated with these matters. At December 31, 1996, a $1,079 indemnification receivable is recorded. Management believes that this receivable is fully realizable. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the operations, financial position or cash flows of the Company.

    L. SUPPLEMENTAL CONSOLIDATING INFORMATION

    As described in Note A, in April 1995, the Company purchased Day from M.A. Hanna. The acquisition was financed through equity, term and revolving credit facilities and senior subordinated debt (the "Notes"). In connection with the Acquisition, Day International, Inc. ("Day International" or "Guarantor") became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day international) and provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and are not anticipated to have any credit arrangements senior to the Notes except for the UK Credit Agreement of the UK subsidiary as described in Note D. All of the assets of Day International and its parent, other than the assets of the wholly- owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany elimination's are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. In 1996, intercompany notes were put in place through a dividend which effectively transfers the interest expense from Day International Group, Inc. to Day International, Inc. The following are the supplemental combined condensed balance sheets as of December 31, 1996 and 1995, the supplemental combined condensed statements of operations and cash flows for the year ended December 31, 1996 and the period from June 7, 1995 through December 31, 1995 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
December 31,1996




                                         DAY          DAY
                                    International  International    Non Guarantor
                                     Group, Inc.  Inc. (Guarantor)  Subsidiaries  Eliminations Consolidated
                                     -----------  ----------------  ------------  ------------ ------------
ASSETS
------
Cash & cash equivalents                $   2,757     $    (726)     $   3,402                   $   5,433
Accounts receivable- net                                 9,139          8,032                      17,171
Inventories                                             10,780          5,575                      16,355
Other assets                                             6,118            901                       7,019
                                       ------------------------------------------------------------------
 TOTAL CURRENT ASSETS                      2,757        25,311         17,910              -       45,978
Intercompany                             148,500           583                     $(149,083)           -
Property, plant and equipment - net                     36,112          9,177                      45,289
Investment in subsidiaries                62,410        19,218                       (81,628)           -
Intangible and other assets                            141,320          5,299                     146,619
                                       ------------------------------------------------------------------
TOTAL ASSETS                           $ 213,667     $ 222,544      $  32,386      $(230,711)   $ 237,886
                                       ==================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $   4,878      $   2,919      $    (344)   $   7,453
Current maturities of long-term debt                                      803                         803
Accrued associate related costs
  and other expenses                   $   1,068        10,703          3,301                      15,072
                                       ------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                1,068        15,581          7,023           (344)      23,328
Intercompany                              10,787       137,536            415       (148,738)           -
Long-term and
 subordinated long-term debt             148,500                        3,616                     152,116
Long-term post retirement
 benefits and other                                      6,921          2,787                       9,708
Total stockholders' equity                53,312        62,506         18,545        (81,629)      52,734
                                       ------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 213,667     $ 222,544      $  32,386      $(230,711)   $ 237,886
                                       ==================================================================

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
December 31,1995

                                         DAY            DAY
                                    International   International   Non Guarantor
                                     Group, Inc.   Inc. (Guarantor)  Subsidiaries  Eliminations Consolidated
                                     -----------   ----------------  ------------  ------------ ------------
ASSETS
------
Cash & cash equivalents                $     403     $      87      $   3,279                   $   3,769
Accounts receivable - net                                7,651          7,956                      15,607
Inventories                                              9,473          5,764                      15,237
Other assets                                  20         1,761          1,060                       2,841
                                       ------------------------------------------------------------------
 TOTAL CURRENT ASSETS                        423        18.972         18,059              -       37,454
Intercompany                                             7,697                    $   (7,697)           -
Property, plant and equipment - net                     35,510          8,986                      44,496
Investment in subsidiaries               210,684        17,193                      (227,877)           -
Intangible and other assets                            140,143          6,730                     146,873
                                       ------------------------------------------------------------------
TOTAL ASSETS                           $ 211,107     $ 219,515      $  33,775     $ (235,574)   $ 228,823
                                       ==================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable                       $      77     $   3,204      $   2,702     $     (101)   $   5,882
Accrued associate related costs
  and other expenses                       1,354         7,198          3,774                      12,326
                                       ------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                1,431        10,402          6,476           (101)      18,208
Intercompany                               8,053        (8,064)         7,607         (7,596)           -
Long-term and
 subordinated long-term debt             151,250                                                  151,250
Long-term post retirement
 benefits and other                                      6,493          3,011                       9,504
Total stockholders' equity                50,373       210,684         16,681       (227,877)      49,861
                                       ------------------------------------------------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $ 211,107     $ 219,515      $  33,775     $ (235,574)   $ 228,823
                                       ==================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Operations
Year ended December 31,1996

                                            DAY            DAY
                                     International, International, Non Guarantor
                                      Group, Inc.  Inc.(Guarantor) Subsidiaries Eliminations Consolidated
                                     -----------   ----------------  ------------  ------------ ------------
Net sales                              $       -     $ 101,284      $  35,530     $        -    $ 136,814
Cost of goods sold                                      60,838         23,764                      84,602
                                       ------------------------------------------------------------------
   Gross profit                                         40,446         11,766              -       52,212
Selling, general and administrative           36        15,904          7,717                      23,657
Amortization of intangibles                              6,291            183                       6,474
Management fees                                            920                                        920
                                       ------------------------------------------------------------------
        Operating income                     (36)       17,331          3,866              -       21,161

Other expenses (income):
 Equity in earnings of subsidiaries       (2,976)       (2,526)                        5,502            -
 Interest expense                              -        16,078            295                      16,373
 Other (income) expense                      (87)         (132)                                      (219)
                                       ------------------------------------------------------------------
    Income before income taxes             3,027         3,911          3,571         (5,502)       5,007
Income taxes                                  20           935          1,045                       2,000
                                       ------------------------------------------------------------------
    Net Income                         $   3,007     $   2,976      $   2,526     $   (5,502)   $   3,007
                                       ==================================================================


Day International Group, Inc.
Supplemental Combining Condensed Statement of Operations
Period from June 7,1995 through December 31,1995

                                          DAY            DAY
                                     International, International,  Non Guarantor
                                      Group, Inc.   Inc.(Guarantor) Subsidiaries  Eliminations Consolidated
                                      -----------   --------------- ------------  ------------ ------------
Net sales                              $       -     $  51,974      $  21,129     $        -    $  73,103
Cost of goods sold                                      33,357         14,146                      47,503
                                       ------------------------------------------------------------------
     Gross profit                              -        18,617          6,983              -       25,600
Selling, general and administrative          100         7,799          4,986                      12,885
Amortization of intangibles                              3,634             54                       3,688
Management fees                                            455                                        455
                                       ------------------------------------------------------------------
     Operating income                       (100)        6,729          1,943              -        8,572
Other expenses (income):
 Equity in earnings of subsidiaries       (4,267)       (1,133)                        5,400            -
 Interest expense                          9,130           567                                      9,697
 Other (income) expense                     (223)          815            360                         952
                                       ------------------------------------------------------------------
     Income (loss) before income
      taxes (benefit)                     (4,740)        6,480          1,583          (5,400)     (2,077)
Income taxes (benefit)                    (3,513)        2,213            450                        (850)
                                       ------------------------------------------------------------------
  Net Income (Loss)                    $  (1,227)    $   4,267      $   1,133     $    (5,400)  $  (1,227)
                                       ==================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
Year ended December 31, 1996

                                         DAY            DAY
                                    International  International,  Non Guarantor
                                      Group, Inc.  Inc.(Guarantor)  Subsidiaries  Eliminations  Consolidated
                                      -----------  ---------------  ------------  ------------  ------------
Operating Activities:
Net income                             $   3,007     $   2,976      $   2,526     $    (5,502)  $   3,007
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                         13,589          1,519                       15,108
  Equity in earnings of subsidiaries      (2,976)       (2,526)                         5,502            -
  Deferred income taxes and other                           88           (456)            514          146
  Change in operating assets
   and liabilities                          (343)          696            (57)           (494)        (198)
                                       ------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                       (312)       14,823          3,532              20      18,063

Investing activities:
  Cash paid for David M                                (11,285)                                   (11,285)
  Capital expenditures                                  (3,968)        (1,253)                     (5,221)
Other                                                   (2,665)           921             637      (1,107)
                                       ------------------------------------------------------------------
Net cash used in investing activities          -       (17,918)          (332)            637     (17,613)

Financing Activities:
 Sale of common shares                        73                                                       73
 Purchase of common shares                  (141)                                                    (141)
 Net proceeds from revolving credit
   facility                               (2,750)                       3,991               -       1,241
                                       ------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                    (2,818)            -          3,991               -       1,173
Intercompany transfers and dividends       5,484         2,282         (7,109)           (657)          -
Effects of exchange rates on cash                                          41                          41
                                       ------------------------------------------------------------------
Cash and Cash Equivalents:
 Net increase (decrease) in cash
  and cash equivalents                     2,354          (813)           123               -       1,664
 Cash and cash equivalents at
  beginning of period                        403            87          3,279                       3,769
                                       ------------------------------------------------------------------
 Cash and cash equivalents at
  end of period                        $   2,757     $    (726)     $   3,402     $         -   $   5,433
                                       ==================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
Period from June 7, 1995 through December 31, 1995


                                           DAY           DAY
                                     International  International, Non Guarantor
                                       Group, Inc. Inc.(Guarantor) Subsidiaries   Eliminations  Consolidated
                                     ------------- --------------  ------------   ------------  ------------
Operating Activities:
Net income (loss)                      $  (1,227)    $   4,267      $   1,133     $    (5,400)  $  (1,227)
Adjustments to reconcile net
  income (loss) to net
  cash provided by (used in)
  operating activities:
  Depreciation and amortization                          9,828            897                      10,725
  Equity in earnings of subsidiaries      (4,267)       (1,133)                         5,400           -
  Deferred income taxes and other         (3,514)        2,580           (313)                     (1,247)
  Change in operating assets
   and liabilities                         1,411         2,804          1,346           1,103       6,664
                                       ------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                    (7,597)       18,346          3,063           1,103      14,915

Investing activities:
 Cash paid for Day International, Inc.  (203,564)                        (429)                   (203,993)
 Capital expenditures                                   (1,018)        (1,064)                     (2,082)
                                       ------------------------------------------------------------------
Net cash used in investing
 activities                             (203,564)       (1,018)        (1,493)              -    (206,075)

Financing Activities:
 Sale of common shares                    51,600                                                   51,600
 Proceeds from term loan                  30,000                                                   30,000
 Net proceeds from revolving credit
  facility                                21,250                                                   21,250
 Issuance of senior subordinated notes   100,000                                                  100,000
 Payment of financing costs               (7,802)                                                  (7,802)
                                       ------------------------------------------------------------------
Net cash provided by financing
 activities                              195,048             -              -               -     195,048
Intercompany transfers                    16,516       (17,241)         1,828          (1,103)          -
Effects of exchange rates on cash                                        (119)                       (119)
                                       ------------------------------------------------------------------
Cash and Cash Equivalents:
 Net increase in cash and
  cash equivalents                           403            87          3,279               -       3,769
                                       ------------------------------------------------------------------
 Cash and cash equivalents at
  end of period                        $     403     $      87      $   3,279     $         -   $   3,769
                                       ==================================================================


INDEPENDENT AUDITORS' REPORT

Board of Directors

Day International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Day International, Inc. (a wholly-owned subsidiary of M.A. Hanna Company) and subsidiaries ("Day") as of June 6, 1995, and the related consolidated statements of income and cash flows for the period January 1, 1995, through June 6, 1995. Our audit also included the financial statement schedule listed in the Index at
Item 14(a)2 for the period ended June 6, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day at June 6, 1995, and the results of their operations and their cash flows for the period January 1, 1995, through June 6, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

August 17, 1995
Dayton, Ohio

DAY INTERNATIONAL, INC. AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF M.A. HANNA COMPANY)

CONSOLIDATED BALANCE SHEET
JUNE 6, 1995 (IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                          $  4,894
     Accounts receivable:
          Trade (less allowance for doubtful accounts of $1,270)          15,658
          Other                                                              630
     Inventories:
          Finished goods                                                   8,690
          Work in process                                                  4,511
          Raw materials and supplies                                       3,822
     Notes receivable from and advances to affiliates (Note E)             6,619
     Prepaid expenses and other current assets                               807
     Deferred income taxes (Note C)                                        2,239
                                                                        --------
               Total current assets                                       47,870

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Land                                                                    720
     Buildings                                                            10,976
     Machinery and equipment                                              37,686
     Construction in progress                                              2,095
                                                                        --------
                                                                          51,477

     Less accumulated depreciation                                        26,800
                                                                        --------
                                                                          24,677

OTHER ASSETS:
     Goodwill and other intangibles (Note B)                              66,661
     Other                                                                   329
                                                                        --------
                                                                          66,990
                                                                        --------
                                                                        $139,537
                                                                        ========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $  6,438
     Accrued associate related costs                                      5,877
     Other accrued expenses                                               2,712
                                                                       --------
          Total current liabilities                                      15,027

Commitments and contingent liabilities (Notes I and J)

OTHER LIABILITIES:
     Other postretirement benefits (Note H)                               3,585
     Deferred income taxes (Note C)                                       4,191
     Other                                                                1,954
                                                                       --------
          Total other liabilities                                         9,730

STOCKHOLDER'S EQUITY (Notes E and F):
     Equity                                                             117,873
     Accumulated translation adjustment                                  (3,093)
                                                                       --------
                                                                        114,780
                                                                       --------
                                                                       $139,537
                                                                       ========

DAY INTERNATIONAL, INC. AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF M.A. HANNA COMPANY)

CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIOD JANUARY 1, 1995 THROUGH JUNE 6, 1995 (IN THOUSANDS)
--------------------------------------------------------------------------------

NET SALES                                                               $55,454
COSTS AND EXPENSES:
     Cost of goods sold                                                  33,935
     Selling, general and administrative                                 11,257
     Amortization of intangibles                                          2,258
     Other income - net (Note K)                                           (577)
                                                                        -------
                                                                         46,873
                                                                        -------
INCOME BEFORE INCOME TAXES                                                8,581
INCOME TAXES (Note C)                                                     3,488
                                                                        -------
NET INCOME                                                              $ 5,093
                                                                        =======

See notes to consolidated financial statements.

DAY INTERNATIONAL, INC. AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF M.A. HANNA COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 1995 THROUGH JUNE 6, 1995 (IN THOUSANDS)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $ 5,093
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                              4,378
               Deferred income taxes                                     (1,613)
     Changes in assets and liabilities:
          Receivables                                                      (915)
          Inventories                                                    (2,212)
          Prepaid expenses and other current assets                        (697)
          Accounts payable, accruals and other                           (3,615)
                                                                        -------
                    Net cash provided by operating activities               419

CASH FLOWS USED IN INVESTING ACTIVITIES -
     Capital expenditures                                                (1,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in notes receivable and advances                            6,015
     Net change in equity                                                (5,483)
                                                                        -------
                    Net cash provided by financing activities               532

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      31
                                                                        -------
CASH AND CASH EQUIVALENTS:
     Decrease                                                              (583)
     Beginning of year                                                    5,477
                                                                        -------
     End of year                                                        $ 4,894
                                                                        =======
CASH PAID DURING THE YEAR -
     Income taxes                                                       $   377
                                                                        =======

See notes to consolidated financial statements.

DAY INTERNATIONAL, INC. AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF M.A. HANNA COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
PERIOD JANUARY 1, 1995 THROUGH JUNE 6,1995
--------------------------------------------------------------------------------

A. NATURE OF OPERATIONS AND BASIS OF PREPARATION

   Day International, Inc. and subsidiaries ("Day") is a designer and manufacturer of precision engineered rubber components for the printing and textile industries. Day's printing components business is a designer, manufacturer and marketer of high-quality printing blankets used in the offset printing industry. Day's textile components business is a manufacturer and marketer of precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Sales are made through Day's organization, distributors and representatives.

   The consolidated financial statements of Day have been prepared in connection with the Stock Purchase Agreement dated April 11, 1995, as amended, among Day International Group, Inc., M.A. Hanna Company, and Cadillac Plastics Group, Inc., the Share Purchase Agreement dated April 11, 1995, as amended, between Day International Group, Inc. and Cadillac Plastics Limited, and an Asset Purchase Agreement dated April 11, 1995, as amended, between Day International Group, Inc. and Day International (Canada) Limited (collectively, the "Acquisition Agreement"). Pursuant to the terms of such agreement, M.A. Hanna Company has the right to propose adjustments to the final purchase price. Any adjustments proposed which are not resolved by Day International Group, Inc. and M.A. Hanna Company are to be resolved by the final, conclusive and binding determination of a third party.

   The consolidated financial statements of Day include the accounts of Day's U.S. operations; Day International (U.K.) Limited; Day International France, S.A.R.L.; Day International GmbH; Day International de Mexico, S.A. de C.V.; Day International Pty. Limited, and the printing and textile division of Day International (Canada) Limited.

B. SIGNIFICANT ACCOUNTING POLICIES

   CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all highly liquid investments with an original purchased maturity of three months or less.

   INVENTORIES are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

   PROPERTY, PLANT AND EQUIPMENT - Depreciation is computed principally by the straight-line method at rates sufficient to depreciate the cost of the assets over their estimated productive lives. Buildings and machinery and equipment are depreciated over 25 years and between 5 and 10 years, respectively.

   GOODWILL AND OTHER INTANGIBLES - Goodwill and other intangibles are being amortized using the straight-line method over 40 years for goodwill and trademarks and 9 years for patents. Accumulated amortization was $40,741,000. The carrying value of goodwill and other intangibles is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that goodwill and other intangibles may not be recoverable, the carrying value of goodwill and other intangibles will be reduced by the estimated shortfall of cash flows on a discounted basis.

   INCOME TAXES - The tax provision for Day has been determined on a separate return basis. All income taxes paid and currently payable by Hanna on Day's behalf will be settled through the equity account of Day. Day recognizes taxes on differences between the financial reporting and tax basis of assets and liabilities using presently enacted tax rates and laws and provides for a valuation allowance on deferred assets, if required.

   FOREIGN CURRENCY TRANSLATION - The functional currency is the local currency of Day's respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period-end exchange rate. Foreign currency revenues and expenses are translated at the average exchange rate for the period. Equity is translated at historical rates. Foreign currency translation gains and losses are recorded in the accumulated translation adjustment account in equity.

   CONCENTRATION OF CREDIT RISK - Approximately 85% of Day's textile operations U.S. sales were concentrated in the southeastern part of the U.S. Day's printing and textile receivables were from a diverse group of customers in the printing and textile industry and such receivables are generally unsecured. Day maintains an allowance for potential losses.

   Certain of Day's international subsidiaries make purchases in foreign currencies. As a result, they are subject to transaction exposure that arises from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Day has entered into forward foreign exchange contracts to protect itself against such foreign exchange movements. The contract value of these foreign exchange contracts is $1,479,000 at June 6, 1995.

   Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. Day usually does not obtain collateral for these instruments.

   REVENUE RECOGNITION - Day recognizes revenue and reserves for product returns, based on historical experience, when product is shipped.

   CONSOLIDATION - All significant intercompany transactions have been eliminated in consolidation.

C. INCOME TAXES

   Significant components of Day's deferred tax assets (liabilities) as of June 6, 1995 are as follows:

                                                            (IN THOUSANDS)
    Basis differences from purchase accounting                  $(3,846)
    Tax over book depreciation                                   (1,873)
                                                                -------
         Gross deferred tax liabilities                          (5,719)
    Receivable reserves                                             495
    Inventory reserves                                              471
    Accrued insurance                                               211
    Other postretirement benefits                                 1,421
    Other reserves and accruals                                   1,062
    Operating loss carryforwards                                    177
                                                                -------
    Gross deferred tax assets                                     3,837

    Deferred tax assets valuation allowance                         (70)
                                                                -------
    Net deferred tax liabilities                                $(1,952)
                                                                =======

   For financial reporting purposes, a valuation allowance was recorded to offset the deferred tax asset of $70,000 related to operating loss carryforwards in Italy, which expire between 1995 and 1998. During the period January 1, 1995 through June 6, 1995, the valuation allowance was decreased by $7,000 due to utilization of this operating loss carryforward.

   The provision for income taxes consists of the following for the period January 1, 1995 through June 6, 1995.

                                                            (in thousands)
        Current:
             Federal                                            $ 3,664
             State                                                  600
             Foreign                                                788
                                                                -------
                                                                  5,052
        Deferred:
             Federal                                             (1,139)
             State                                                  (75)
             Foreign                                               (350)
                                                                -------
                                                                 (1,564)
                                                                -------
                                                                $ 3,488
                                                                =======

   The provision for income taxes differs from the amount computed by applying U.S. statutory federal income tax rate for the period January 1, 1995 through June 6, 1995, are as follows:

                                                             (in thousands)
   Provision at statutory tax rate                              $ 2,396
   State income taxes                                               341
   Foreign                                                          438
   Goodwill amortization                                            325
   Other - net                                                      (12)
                                                                -------
                                                                $ 3,488
                                                                =======

   Income before income taxes includes $1,730,000 for the period January 1, 1995 through June 6, 1995 from international operations. Day has not provided deferred taxes on undistributed earnings of foreign subsidiaries because the earnings are deemed permanently reinvested, and the determination of liability is not practicable.

D. BUSINESS OPERATIONS

   Net sales and income before income taxes for the period January 1, 1995 through June 6, 1995 and identifiable assets as of June 6, 1995 by geographic area are as follows (in thousands):

                                                        INCOME
                                                        BEFORE
                                                        INCOME       IDENTIFIABLE
1995                                   NET SALES         TAXES          ASSETS
Domestic                               $ 33,316        $ 6,052        $ 88,763
Europe                                   15,808            646          24,465
Other international                       8,873          1,883          26,309
Interarea                                (2,543)
                                       --------        -------        --------
                                       $ 55,454        $ 8,581        $139,537
                                       ========        =======        ========

   Sales between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit.

E. RELATED PARTY TRANSACTIONS

   Direct third party expenses incurred by Hanna on behalf of Day, including legal costs and insurance premiums, have been charged to Day based on the fair value of the services performed. No allocation of Hanna's general corporate costs have been reflected in these consolidated financial statements since Day is managed as a stand-alone business, and management believes that any such amounts would not be material to Day's results of operations. While management believes that this is a reasonable method, the amounts that would have been or will be incurred on a separate company basis could differ from the estimated amounts due to economies of scale realized by Day and differences in management techniques and organization.

   In 1995, Day purchased compounded rubber products from Hanna affiliates in the amount of $.9 million.

   At June 6, 1995, Day International (Canada) Ltd. had a note receivable of $5.9 million from a Hanna affiliate, with an interest rate of 5%, due in December 1995.

F. STOCKHOLDER'S EQUITY

   Equity is affected by earnings and cash and non-cash transfers between Day and Hanna. Day cash receipts are transferred into Hanna bank accounts, and Day disbursements are funded from Hanna bank accounts on Day's behalf. Also, certain other transactions between Day and Hanna divisions, such as payroll, income and payroll taxes, fringe benefits, and direct charges for legal and other professional fees, are settled through Day's equity account. Day has historically generated a positive cash flow and Hanna has never charged any interest on its investment in Day. Therefore, in preparation of these consolidated financial statements, no debt or interest charges are reflected. The change in equity reflecting such activity for the period is summarized as follows (in thousands):

                                                        1995
   Balance, January 1                                 $118,263
   Net income                                            5,093
   Day cash receipts transferred to Hanna              (40,523)
   Day disbursements paid by Hanna                      30,776
   Domestic taxes transferred to Hanna                   4,264
                                                      --------
   Balance, June 6                                    $117,873
                                                      ========

   The change in accumulated translation adjustment is as follows (in thousands):

                                                         1995
   Balance, January 1                                  $(1,135)
   Translation adjustment                               (1,958)
                                                       -------
   Balance, June 6                                     $(3,093)
                                                       =======

G. PENSION

   Day has non-contributory defined benefit plans covering certain associates of Day International (U.K.) Limited and Day International GmbH. Benefits for these plans are based primarily on years of service and qualifying compensation during the final years of employment. Plan assets include marketable equity securities. Day's funding policy complies with the requirements of local laws and regulations.

   Day also sponsors defined contribution plans for certain of its associates, which provide for company contributions of a specified percentage of each associate's total compensation.

   The following sets forth the funded status of Day's defined benefit plans at June 6, 1995 (in thousands):

   Actuarial present value of benefit obligations:
        Accumulated benefit obligations including
             vested benefits of $6,251                               $6,400
                                                                     ======
   Projected benefit obligation                                      $7,527
   Plan assets at fair value                                          6,630
                                                                     ------
   Projected benefits in excess of plan assets                          897

   Unrecognized net assets                                              322
   Unrecognized prior service cost                                     (361)
   Unrecognized net actuarial gains                                    (242)
                                                                     ------
   Accrued pension cost recognized in balance sheet                  $  616
                                                                     ======

   The projected benefit obligation was determined using an assumed discount rate of 8.25% and an assumed long-term rate of increase in compensation of 5%. The assumed long-term rate of return on plan assets is 8.5%.

   A summary of the components of net periodic pension cost for the defined benefit plans and the total contribution charged to expense for the defined contribution plans for the period January 1, 1995 through June 6, 1995 is as follows (in thousands):

   Defined benefit plans:
        Service cost                                            $ 194
        Interest cost and projected benefit obligation            234
        Return on plan assets                                      70
        Net amortization and deferral                            (370)
                                                                -----
        Net periodic pension cost                                 128
   Defined contribution plans                                     669
                                                                -----
                                                                $ 797
                                                                =====

H. OTHER POSTRETIREMENT BENEFITS

   Day provides certain contributory health care and life insurance benefits for certain U.S. associates. Those associates may become eligible for these postretirement benefits if they retire on or after age 55 with at least ten years of service.

   The status of the Day's plan, which is unfunded at June 6, 1995 is as follows (in thousands):

   Accumulated postretirement benefit obligation:
        Retirees                                                $  962
        Fully eligible active plan participants                    118
        Other active plan participants                           2,175
                                                                ------
                                                                 3,255
   Unrecognized actuarial gain                                     384
                                                                ------
   Accrued postretirement benefit obligation                    $3,639
                                                                ======

   Accrued postretirement benefit obligation of approximately $54,000 is included in the accompanying consolidated balance sheet caption accrued associate related costs.

   The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 12.0% and, decreasing gradually to 6.25% in 2007 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $300,000 at June 6, 1995.

   A discount rate of 8.25% was used in determining the accumulated obligation.

   Net periodic postretirement benefit costs include the following components for the period January 1, 1995 through June 6, 1995 (in thousands):

   Service cost                                                 $153
   Interest cost                                                 119
   Amortization of unrecognized actuarial gain                    (5)
                                                                ----
                                                                $267
                                                                ====

I. LEASE COMMITMENTS

   Rental expense under operating leases for certain warehouses, automobiles and office equipment was $300,000 for the period January 1, 1995 through June 6, 1995. Certain of the Day's leases have options to renew, and there are no significant contingent rentals.

   As of June 6, 1995, future minimum lease commitments for noncancelable operating leases are (in thousands):

   1995 (June 7, through December 31, 1995)                   $  285
   1996                                                          442
   1997                                                          288
   1998                                                           55
   1999                                                           14
   Thereafter                                                     26
                                                              ------
                                                              $1,110
                                                              ======

J. CONTINGENCIES

   Claims have been made against Day for the costs of environmental remediation measures taken or to be taken. Day has established total reserves for such liabilities of $1,298,000 which it believes are probable and reasonably estimable. In determination of the reserves, insurance recoveries have not been anticipated. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of Day.

K. OTHER INCOME - NET

   Other income - net includes the following for the period January 1, 1995 through June 6, 1995 (in thousands):

   Interest income                                    $(185)
   Foreign currency gain                               (140)
   Other                                               (252)
                                                      -----
                                                      $(577)
                                                      =====

L. SUPPLEMENTAL CONSOLIDATING INFORMATION

   As described in Note A, in April 1995, the Company purchased Day from M.A. Hanna. The acquisition was financed through equity, term and revolving credit facilities and senior subordinated debt (the "Notes"). In connection with the Acquisition, Day became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day) and provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day are not guarantors with respect to the Notes and are not anticipated to have any credit arrangements senior to the Notes except for the UK Credit Agreement of the UK subsidiary as described in Note D. All of the assets of Day and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany elimination's are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. The following are the supplemental combined condensed balance sheet as of June 6, 1995, the supplemental combined condensed statements of operations and cash flows for the period from January 1, 1995 through June 6, 1995 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

Day International, Inc.
Supplemental Combining Condensed Balance Sheet
June 6, 1995

                                                      DAY
                                                 International       Non Guarantor
                                                Inc. (Guarantor)      Subsidiaries     Eliminations     Consolidated
                                                ----------------     -------------     ------------     ------------
ASSETS
------
     Cash & cash equivalents                        $  1,105            $  3,789                       $  4,894
     Accounts receivable - net                         8,102               8,186                         16,288
     Inventories                                      10,152               6,871                         17,023
     Other assets                                      2,410                 996       $  6,259           9,665
                                                    -----------------------------------------------------------
          TOTAL CURRENT ASSETS                        21,769              19,842          6,259          47,870

     Intercompany                                     34,230               6,619        (40,849)             --
     Property, plant and equipment - net              20,382               4,295                         24,677
     Investment in subsidiaries                       18,171                            (18,171)             --
     Intangible and other assets                      66,937                 272           (219)         66,990
                                                    -----------------------------------------------------------
TOTAL ASSETS                                        $161,489            $ 31,028       $(52,980)       $139,537
                                                    ===========================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
     Accounts payable                               $  3,637            $  3,041       $   (240)       $  6,438
     Accrued associate related costs
          and other expenses                           5,361               3,588           (360)          8,589
                                                    -----------------------------------------------------------
               TOTAL CURRENT LIABILITIES               8,998               6,629           (600)         15,027

     Intercompany                                                          5,535         (5,535)             --
     Long-term post retirement
          benefits and other                           9,256                 693           (219)          9,730
     Total stockholder's equity                      143,235              18,171        (46,626)        114,780
                                                    -----------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                           $161,489            $ 31,028       $(52,980)       $139,537
                                                    ===========================================================

Day International, Inc.
Supplemental Combining Condensed Statement of Income
Period January 1, 1995 through June 6,1995



                                                           DAY
                                                       International,     Non Guarantor
                                                      Inc. (Guarantor)     Subsidiaries   Eliminations    Consolidated
                                                      ----------------     ------------   ------------    ------------
Net sales                                                $ 39,690            $ 24,177       $ (8,413)       $ 55,454
Cost of goods sold                                         23,829              18,519         (8,413)         33,935
                                                         -----------------------------------------------------------
   Gross profit                                            15,861               5,658             --          21,519
Selling, general and administrative                         6,776               4,481                         11,257
Amortization of intangibles                                 2,258                                              2,258
                                                         -----------------------------------------------------------
    Operating income                                        6,827               1,177             --           8,004

Other expenses (income):
 Equity in earnings of subsidiaries                        (1,426)                             1,426              --
 Other (income) expense                                       110                (687)                          (577)
                                                         -----------------------------------------------------------
   Income before income taxes                               8,143               1,864         (1,426)          8,581
Income taxes                                                3,050                 438                          3,488
                                                         -----------------------------------------------------------
   Net Income                                            $  5,093            $  1,426       $ (1,426)       $  5,093
                                                         ===========================================================

Day International, Inc.
Supplemental Combining Condensed Statement of Cash Flows
Period January 1, 1995 through June 6,1995


                                                           DAY
                                                       International,     Non Guarantor
                                                      Inc. (Guarantor)     Subsidiaries   Eliminations    Consolidated
                                                      ----------------     ------------   ------------    ------------
Operating Activities:
Net Income                                               $  5,093            $  1,426       $ (1,426)       $  5,093

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                             4,021                 357                          4,378
  Equity in earnings of subsidiaries                       (1,426)                             1,426              --
  Deferred income taxes and other                          (1,265)               (348)                        (1,613)
  Change in operating assets and liabilities               (5,084)             (2,355)                        (7,439)
                                                         -----------------------------------------------------------

Net cash provided by (used in) operating activities         1,339                (920)            --             419

Investing activities:
  Capital expenditures                                     (1,213)               (352)                        (1,565)
                                                         -----------------------------------------------------------
Net cash used in investing activities                      (1,213)               (352)            --          (1,565)

Financing Activities:
  Net change in notes receivable and advances               5,890                 125                          6,015
  Net change in equity                                     (5,483)                                            (5,483)
                                                         -----------------------------------------------------------
Net cash provided by financing activities                     407                 125             --             532

Effects of exchange rates on cash                                                  31                             31
                                                         -----------------------------------------------------------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents        533              (1,116)            --            (583)
  Cash and cash equivalents at beginning of period            572               4,905                          5,477
                                                         -----------------------------------------------------------
  Cash and cash equivalents at end of period             $  1,105            $  3,789       $     --        $  4,894
                                                         ===========================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholder of Day International, Inc.

In our opinion, the accompanying consolidated statements of income and cash flows present fairly, in all material respects, the results of operations and cash flows of Day International, Inc. (a wholly-owned subsidiary of M.A. Hanna Company) and its subsidiaries (as described in Note 1 to these consolidated financial statements) for the year ended December 31, 1994, in conformity with generally accepted accounting principles, These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan an perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management. And evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Day International, Inc. for any period subsequent to December 31, 1994.

PRICE WATERHOUSE LLP

Cleveland, Ohio
May 1, 1995

                            DAY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                      YEAR ENDED
                                                                   DECEMBER 31, 1994
                                                                   -----------------
                                                                    (IN THOUSANDS)
Net Sales                                                             $ 120,288

Costs and Expenses:
  Cost of goods sold                                                     70,996
  Selling, general and administrative expense                            22,741
  Amortization of intangibles                                             5,212
  Other income - net                                                       (453)
                                                                      ---------
                                                                         98,496
                                                                      ---------
Income before Income Taxes                                               21,792
  Income taxes                                                            9,205
                                                                      ---------

Net Income                                                            $  12,587
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                           DAY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                           1994
                                                                           ----
                                                                      (IN THOUSANDS)
Cash Provided from (Used for) Operations
  Net income                                                           $ 12,587
  Depreciation and amortization                                           9,937
  Deferred income taxes                                                  (1,697)
  Changes in operating assets and liabilities:
     Receivables                                                         (2,225)
     Inventories                                                         (1,291)
     Prepaid expenses                                                      (250)
     Trade payables and other accruals                                    2,811
  Other                                                                     463
                                                                       --------
       Net operating activities                                          20,335
Cash Provided from (Used for) Investing Activities
  Capital expenditures                                                   (3,564)
  Sale of short-term securities                                           4,305
  Other                                                                     814
                                                                       --------
       Net investing activities                                           1,555
Cash Provided from (Used for) Financing Activities
  Increase in notes receivable and advances                             (12,583)
  Payments received on notes receivable and advances                      1,153
  Day cash receipts transferred to Hanna                                 (89,171)
  Day disbursements paid by Hanna                                        65,139
  Domestic taxes transferred to Hanna                                    10,239
                                                                       --------
       Net financing activities                                         (25,223)
Effect of exchange rate changes on cash                                     253
                                                                       --------

Cash and Cash Equivalents
  Decrease                                                               (3,080)
  Beginning of year                                                       8,557
                                                                       --------
     End of year                                                       $  5,477
                                                                       ========
Cash Paid During Year
     Income taxes                                                      $  1,029
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                             DAY INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l. Basis of Preparation and Significant Accounting Policies

(a) Basis of presentation and nature of operations

     Day International, Inc. ("Day") is a designer and manufacturer of precision engineered rubber components for the printing and textile industries. Day's printing components division is a designer, manufacturer and marketer of high-quality printing blankets used in the offset printing industry. Day's textile components division is a manufacturer and marketer of precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Sales are made through Day's organization, distributors and representatives.

     The consolidated financial statements of Day represent a combination of the accounts of Day's U.S. operations; Day International (U.K.) Limited; Day International France S.A.R.L; Day International GmbH; Day International de Mexico, S.A. de C.V.; Day International Pty. Limited and the printing and textile division of Day International (Canada) Limited Collectively, these entities are wholly-owned subsidiaries of M.A. Hanna Company ("Hanna").

     All significant intercompany transactions have been eliminated in consolidation.

(b) Significant accounting policies

     Inventories

     Inventories are states at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

     Depreciation

     Depreciation is computed principally by the straight-line method at rates sufficient to depreciate the cost of the assets over their estimated productive lives. Buildings and machinery and equipment are depreciated over 25 years and between 5 and 10 years, respectively.

     Goodwill and Other Intangibles

     Goodwill and other intangibles are being amortized using the straight-line method over 40 years for goodwill and trademarks and nine years for patents and other intangibles.

     Income Taxes

     The tax provision for Day has been determined on a separate return basis.

     Foreign Currency Translation

     The functional currency is the local currency of Day's respective international subsidiaries. Foreign currency revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in the accumulated translation adjustment account.

     Revenue Recognition

     Day recognizes revenue and reserves for product returns, based upon historical experience, when product is shipped. Sales returns are accounted for as a reduction to sales and an increase in the reserves.

2. SUBSEQUENT EVENT

     In April 1995, Hanna announced it had entered into an agreement to sell its printing and textile business to American Industrial partners ("AIP"). The agreement is contingent upon AIP securing financing and regulatory and other approvals. Hanna expects that this transaction will close in June 1995. These financial statements represent Day's historic accounts and do not include any adjustments that may be required by AIP connection with their purchase.

3. INCOME TAXES

     The provision for income taxes consists of the following:

                                             Year Ended
                                         December 31 , 1994
                                         ------------------
                                           (in thousands)
Current:
        Federal                              $  8,675
        State                                   1,564
        International                             663
                                             --------
                                               10,902

Deferred
        Federal                                (1,807)
        State                                    (332)
        International                             442
                                             --------
                                               (1,697)
                                             --------
                                             $  9,205
                                             ========

     Day is included in the consolidated U.S. tax return of Hanna. Consolidated current and deferred income tax expense was allocated to Day as if Day filed tax returns on a separate return basis.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate as follows:

                                        Year Ended
                                     December 3l. 1994
                                     -----------------
                                       (in thousands)
        Provision at statutory tax rate   $7,627
        State income taxes                   803
        Goodwill amortization                640
        Other- net                           135
                                          ------
                                          $9,205
                                          ======

4.  BUSINESS SEGMENTS

     The Company operates in one business segment - highly engineered, precisely gauged polymer/fabric composite products - due to similarities in the design, manufacturing, sales and management processes for the printing and textile components of the business. Net sales by product line for the year ended December 31, 1994 are as follows:

                                         Year Ended
                                      December 31.1994
                                      ----------------
                                       (in thousands)
        Printing components              $ 88,914
        Textile components                 31,374
                                         --------
                                         $120,288
                                         ========

Net sales and operating income by geographic area for 1994 are as follows:

                                  Operating
                      Net Sales     Income

        Domestic      $  78,876    $16,942
        Europe           27,930      1,454
        Other Internat   19,590      3,396
        Interarea        (6,108)
                      ---------    -------
                      $ 120,288    $21,792
                      =========    =======

     Interarea sales are generally priced to recover cost plus an appropriate mark-up for profit.

5.  RELATED PARTY TRANSACTIONS

     Direct expenses incurred by Hanna on behalf of Day, including legal costs and insurance premiums, have been charged to Day based on the fair value of the services performed. No allocation of Hanna's general corporate costs have been reflected in these consolidated financial statements since Day is managed as a stand-alone business , and management believes that any such amounts would not be material to Day's results of operations. While management believes that this is a reasonable method, the amounts that would have been or will be incurred on a separate company basis could differ from the estimated amounts due to economics of scale realized by Day and differences in management techniques and organization.

     In 1994, Day purchased compounded rubber products from Hanna affiliates in the amount of $1,162,000.

6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

     Day has non-contributory defined benefit plans covering certain associates at Day International (U.K.) Limited and Day International GmbH. Benefits for these plans are based primarily on years of service and qualifying compensation during the final years of employment. Plan assets include marketable equity securities. Day's funding policy complies with the requirements of local laws and regulations.

     Day also sponsors defined contribution plans for certain of its associates, which provide for company contributions of a specified percentage of each associate's total compensation.

     A summary of the components of net periodic pension cost for the defined contribution plans follows:

                                                       Year Ended
                                                    December 31, 1994
                                                    -----------------
                                                     (in thousands)
         Defined benefit plans:
         Service cost                                    $ 448
         Interest cost on projected benefit obligation     539
         Return on plan assets                             161
         Net amortization and deferral                    (853)
                                                         -----
         Net periodic pension cost                         295
         Defined contribution plans                        603
                                                         -----
                                                         $ 898
                                                         =====

     In addition to providing pension benefits, Day provides certain contributory health care and life insurance benefits for retired U.S. associates. Associates of the U.S. company may become eligible for these postretirement benefits if they retire on or after age 55 with at least ten years of service.

     Net periodic postretirement benefit cost includes the following components:

                                                  Year Ended
                                               December 31, 1994
                                               -----------------
                                                (in thousands)
         Service Cost                               $383
         Interest Cost                               229
                                                    ----
         Net periodic postretirement benefit cost   $612
                                                    ====

     The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 12.0% and decreasing gradually to 6.25% in 2007 and remaining at the level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the aggregate service and interest costs components of net periodic postretirement benefit costs for 1994 by $136,000.

7.  LEASE COMMITMENTS

     Rental expense under operating leases for certain warehouses, transportation equipment and office equipment was $723,000 in 1994. Certain of Day's leases have options to renew, and there are no significant contingent rentals.

     At December 31, 1994, future minimum lease commitments for noncancelable operating leases are:

                                                                  Amount
                                                                  ------
                                                              (in thousands)
         1995                                                      $371
         1996                                                       226
         1997                                                       128
         1998                                                        12
         1999                                                         9
         Thereafter                                                  22
                                                                   ----
                                                                   $768
                                                                   ====

8.  CONTINGENCIES

     In 1988, Cadillac Plastics Group ("Day's Parent") entered into a consent decree, to which Day was not a party, with the Michigan Department of Natural Resources with respect to certain groundwater contamination conditions at Day's Three Rivers facility. The decree requires Day's Parent to continue to operate a groundwater extraction and treatment system for seven to ten years, at an approximate cost of $100,000 per year. In addition, claims have been made against Day for other environmental matters including being names as one of many "potentially responsible parties" under the "Superfund" statutes. Independent environmental consultants have assessed the environmental matters. Based upon this assessment and management's best estimate of the liability associated with these matters, Day has accrued $1.2 million. In management's opinion, the aforementioned claims will be resolved without a material adverse effect on the results of operations, financial position or cash flows of Day. Day's Parent and Hanna have agreed to indemnify Day for certain of the costs associated with these matters.

9.  OTHER INCOME - NET

     Other income -- net includes the following:

                                                               Year Ended
                                                            December 31, 1994
                                                            -----------------
                                                             (in thousands)
         Interest income                                         $(348)
         Foreign currency (gain) loss                             (129)
         Other                                                      24
                                                                 -----
                                                                 $(453)
                                                                 =====

10. SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS

     As described in Note 2, in April 1995, Hanna entered into an agreement to sell the Company to AIP. The acquisition will be financed through equity, term and revolving credit facilities and senior subordinated debt (the "Notes"). In connection with the Acquisition, the Company will have no assets or operations other than its investment in the Company) and will provide a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of the Company will not be guarantors with respect to the Notes and are not anticipated to have any credit arrangements senior to the Notes except for an anticipated $6 million borrowing by the U.K. subsidiary under the Credit Agreement. All of the assets of Company and its parent, other than the assets of the wholly-owned foreign non-guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales. The following are the supplemental combining statement of income and cash flows for the year ended December 31, 1994. A separate complete financial statement of the Company is not presented because management has determined it is not material to the investors.

Day International, Inc.
Supplemental Combining Condensed Statement of Operations
For the year ended December 31,1994

                                                DAY
                                            International,   Non Guarantor
                                           Inc. (Guarantor)  Subsidiaries     Eliminations     Consolidated
                                           ----------------  ------------     ------------     ------------
        Net sales                             $ 90,302          $45,784         $(15,798)        $ 120,258
        Cost of goods sold                      52,568           34,226          (15,798)           70,996
                                              ------------------------------------------------------------
            Gross profit                        37,734           11,558               --            49,292

        Selling, general and administrative     14,841            7,900                             22,741
        Amortization of intangibles              5,212                                               5,212
                                              ------------------------------------------------------------
           Operating income                     17,681            3,658               --            21,339

        Other expenses (income):

         Equity in earning of subsidiaries      (3,018)                            3,018                --
         Other (income) expense                     12             (465)                              (453)
                                              ------------------------------------------------------------
           Income before income taxes           20,687            4,123           (3,018)           21,792
         Income taxes                            8,100            1,105                              9,205
                                              ------------------------------------------------------------
           Net Income                         $ 12,587          $ 3,018         $ (3,018)        $  12,587
                                              ============================================================

Day International, Inc.
Supplemental Combining Condensed Statement of Cash Flows
Year Ended December 31, 1994

                                                           DAY
                                                       International,   Non Guarantor
                                                       Inc (Guarantor)   Subsidiaries     Eliminations  Consolidated
                                                       ---------------   ------------     ------------  ------------
Operating Activities:
Net Income                                               $ 12,587          $  3,018          $ (3,018)        $ 12,587
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                            9,183               754                              9,937
   Equity in earning of subsidiaries                       (3,018)                              3,018               --
   Deferred income taxes and other                         (1,697)                                              (1,697)
   Change in operating assets and liabilities              (1,323)              831                               (492)
                                                         -------------------------------------------------------------
Net cash provided by operating activities                  15,732             4,603                --           20,335

Investing activities:
  Purchase of short term securities                                           4,305                              4,305
  Capital expenditures                                     (2,612)             (952)                            (3,564)
  Other                                                     1,017              (203)                               814
                                                         -------------------------------------------------------------
Net cash provided by (used in) investing activities        (1,595)            3,150                --            1,555

Financing Activities:
  Net change in notes receivable and advances                               (11,430)                           (11,430)
  Net change in equity                                    (13,793)                                             (13,793)
                                                         -------------------------------------------------------------
Net cash (used in) financing activities                   (13,793)          (11,430)               --          (25,223)

Effects of exchange rates on cash                                               253                                253
                                                         -------------------------------------------------------------
Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents        344            (3,424)               --           (3,080)
  Cash and cash equivalents at beginning of period            228             8,329                              8,557
                                                         -------------------------------------------------------------
  Cash and cash equivalents at end of period             $    572          $  4,905          $     --         $  5,477
                                                         =============================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of March 21, 1997) and a brief account of the business experience of each person who is a director or executive officer of the Company and the Guarantor. Each person holds the same position at the Company and the Guarantor.

       Name             Age                   Position
       ----             ---                   --------
Dennis R. Wolters ..... 50      Chief Executive Officer, President and Director
John R. Elia .......... 49      Vice President, Operations, Printing
David B. Freimuth ..... 44      Vice President and Chief Financial Officer
Burnell R. Roberts .... 69      Director
W. Richard Bingham .... 61      Director
Theodore C. Rogers .... 62      Director
Lawrence W. Ward, Jr .. 44      Director and Secretary
Robert L. Purdum ...... 61      Director and Chairman of the Board

Dennis R. Wolters was named President of the Company in June 1990. Previously, he was President of Printing from 1989 to June 1990, Executive Vice President of Printing from 1986 to 1989 and Director of Business Development from 1983 to 1986.

John R. Elia was named Vice President of Operations for Printing in 1995 - Mr. Elia also heads the quality improvement process and was the technical leader on ISO 9000 certification. From 1992 to 1995 he was Vice President of Manufacturing for Printing. Mr. Elia was director of Textile Manufacturing from 1990 until 1992.

David B. Freimuth was named Vice President and Chief Financial Officer in 1995. He was named Controller of the Company in 1987 and since that time he has been responsible for all accounting functions for the domestic and international operations of the Company.

Bumell R. Roberts is the former Chairman and Chief Executive Officer of The Mead Corporation ("Mead"), a paper products company. He was named President of Mead in 1981 and served as Chairman and Chief Executive Officer from 1982 until 1992. From 1992 until 1993, Mr. Roberts served as a director of Mead. Mr. Roberts joined American Industrial Partners ("Partners") in 1993, and is (i) a limited partner of American Industrial Partners, L.P. ("AIP-LP"), the general partner of AIP I, (ii) a limited partner of American Industrial Partners II, L.P. ("AIPII-LP"), the general partner of AIP II, (iii) a stockholder of American Industrial Partners Management Company, Inc. ("AIPMC"), the ultimate general partner of AIP I, and (iv) a stockholder of American Industrial Partners Corporation ("AIPCorp."), the ultimate general partner of AIP II. Mr. Roberts is also a director of Armco Inc. ("Armco"), Perkin- Elmer Corp., Sweetheart Holdings Inc. ("Sweetheart"), DPL Inc., Universal Protective Packaging, Inc. and Rayonier, Inc.

W. Richard Bingham co-founded Partners and has been a director and officer of the firm since 1989. He is also a general partner and a limited partner of AIP-LP, a limited partner of AIPII-LP, and a stockholder, officer and director of AIPMC and AIP Corp. Prior to co-founding Partners, Mr. Bingham was a Managing Director of Shearson Lehman Brothers Inc. from 1984 until late 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was Director of the Corporate Finance Department, member of the Board, and, most recently, head of Mergers and Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment banking operations at Kuhn Loeb & Company where he was a Partner and member of the Board and Executive Committee. Mr. Bingham is also a director of Sweetheart, Easco Corporation ("Easco") and RBX Corporation ("RBX"). He formerly served on the boards of Avis, Inc., ITT Life Insurance Corporation and Valero Energy Corporation.

Theodore C. Rogers co-founded Partners and has been a director and officer of the firm since 1989. He is also a general partner and a limited partner of AIP-LP, a limited partner of AIPII-LP, and a stockholder, officer and director of AIPMC and AIPCorp. From 1980 to 1987, he served as Chairman, President and Chief Executive Officer of NL Industries, Inc., a petroleum service and chemical company. Mr. Rogers is a former director of Allied Stores Corporation, Allied-Signal Inc., Parsons Corporation, MCorp and Southwest Bancshares Inc. He is currently a director of Easco, Sweetheart, RBX and Derby International.

Lawrence W. Ward, Jr. has been an employee of Partners since 1992. From 1989 to 1992, he was Vice President and Chief Financial Officer of Plantronics, Inc., a telecommunications equipment company, and from 1980 to 1989, he held several investment banking positions at Kidder, Peabody & Co., Incorporated, including Senior Vice President. Mr. Ward is currently a director of Easco and RBX.

Robert L. Purdum retired as Chairman of Armco in 1994. From November 1990 to 1993, Mr. Purdum was Chairman and Chief Executive Officer of Armco. Mr. Purdum has been a director of Partners since joining the firm in 1994 and is a limited partner of AIP-LP and AIPII-LP and a stockholder of AIPMC and AIPCorp. Mr. Purdum is also a director of Holophane Corporation, Berlitz International, Inc. and GMI Engineering & Management Institute, Inc.

Directors do not receive compensation for their services as directors, with the exception of the Chairman of the Board, who receives $100,000 per year.

EMPLOYMENT AGREEMENTS

Mr. Wolters is a party to a three-year employment agreement with Day International, Inc., and various members of management are party to two-year employment agreements with the Guarantor. Each associate who is subject to an employment agreement received a sales fulfillment incentive fee upon the consummation of the Acquisition. Mr. Wolters' incentive fee was two times his base salary, while the other managers' incentive fees were equal to their respective base salaries, in both cases adjusted up or down according to the purchase price of the Acquisition. Subject to certain exceptions, in the event any such executive is terminated by the Guarantor, each employment agreement provides that the executive is entitled to a lump sum equal to the greater of
(i) such executive's total base compensation and minimum incentive bonus compensation payable from the date of termination to the last day of the executive's respective employment period or (ii) 150% of the sum of the executive's annual base compensation and minimum annual incentive bonus compensation.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for 1996 for Mr. Wolters and the other executive officers of the Company.

                                                                                               ALL
                                                ANNUAL COMPENSATION                           OTHER
                                               ---------------------    LONG-TERM            COMPEN-
           NAME AND PRINCIPAL POSITION         SALARY ($)  BONUS ($)  COMPENSATION($)(a)     SATION ($)
           ---------------------------         ----------  ---------  -------------------    ----------
        Dennis R. Wolters, President and        186,667     77,063         29,178              13,442
         Chief Executive Officer
        John R. Elia, Vice President            87,567      16,246         11,087              28,567
        David B. Freimuth, Vice President       90,000      19,265          7,586               7,662



(a) Represents compensation received in 1996 under a Hanna long-term incentive plan. The Company has replaced the Hanna long-term incentive plan with a stock option program. No options were awarded to the officers in 1996.

The following table sets forth information concerning the compensation for 1995 for Mr. Wolters and the three other officers of the Company.

                                                                                                            ALL
                                                  ANNUAL COMPENSATION                                      OTHER
                                                  -------------------             LONG-TERM               COMPEN-
           NAME AND PRINCIPAL POSITION          SALARY ($)      BONUS ($)       COMPENSATION($)(a)     SATION ($)(b)
           ---------------------------          ----------      ---------       -------------------     -------------
        Dennis R. Wolters, President and         156,564         234,985            128,604               602,408
         Chief Executive Officer
        James W. Mann, Vice President             91,000          84,249             61,719               198,326
        John R. Elia, Vice President              74,300          58,200             39,133               196,817
        David B. Freimuth, Vice President         79,822          50,063             28,702               194,008

(a) The Company's management participated in a Hanna long-term incentive plan which the Company has replaced with a new stock option program.
(b) Includes sale incentive awards from Hanna related to the sale of the Company.

The following table sets forth information concerning the options/stock appreciation rights granted in 1995 for Mr. Wolters and the other executive officers of the Company.

                                               Option/SAR Grants in Last Fiscal Year (a)
                                               -----------------------------------------
                                      Number of     % of Total
                                     Securities      Options/
                                     Underlying        SARs                              Grant
                                      Options/      Granted to   Exercise                Date
                                       SARS        Employees in   or Base  Expiration   Present
  NAME AND PRINCIPAL POSITION        Granted (#)    Fiscal Year    Price      Date     Value (b)
  ---------------------------        ----------    ------------   -------  ----------  --------
Dennis R. Wolters, President and
  Chief Executive Officer              1,200           44.0%      $1,000      2005      $462
James W. Mann, Vice President            200            7.3%       1,000      2005       462
John R. Elia, Vice President             200            7.3%       1,000      2005       462
David B. Freimuth, Vice President        200            7.3%       1,000      2005       462

(a) The options vest nine years from date of grant, however, vesting is accelerated if the Company achieves certain performance objectives.
(b) The grant date present value calculated using Black-Scholes pricing model.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 21, 1997, there were 34 holders of record of shares of Common Stock. The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 21, 1997, assuming the exercise of options exercisable within 60 days of the date hereof, by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock,
(ii) each of the Company's directors and the named executives in the Summary Compensation Table and (iv) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares shown unless otherwise noted.

                             NAME                                    NUMBER(1)  PERCENTAGE(1)
                             ----                                    ---------  -------------
        American Industrial Partners Capital Fund, L.P.(2)              32,500       63.00%
        American Industrial Partners Capital Fund II, L.P.(2)           17,500       33.90%
        Dennis R. Wolters                                                  300            *
        David B. Freimuth                                                  100            *
        John R. Elia                                                       100            *
        Burnell R. Roberts                                                  75            *
        Robert L. Purdum                                                    30            *
        Lawrence W. Ward, Jr.                                               10            *
        W. Richard Bingham (3)                                          50,000       97.00%
        Theodore C. Rogers(3)                                           50,000       97.00%
        All directors and executive officers as a group (11 persons)    50,805       98.50%



  * Represents less than 1%
(1) Based upon 51,555.5 shares of Common Stock outstanding.
(2) The address of AIP I and AIP II is One Maritime Plaza, Suite 2475, San Francisco, CA 94111.
(3) 32,500 of such shares are held of record by AIP I, and 17,500 of such shares are held of record by AIP II. Messrs. Bingham and Rogers are general partners of AIP-LP (the general partner of AIP I) and shareholders of AIPMC (the general partner of AIP-LP) and AIPCorp. (the general partner of AIPII-LP, which in turn is the general partner of AIP II) and therefore share investment and voting power with respect to the securities owned by AIP I and AIP II, but each disclaim beneficial ownership of any shares of Common Stock of the Company. The business address of Mr. Bingham is One Maritime Plaza, Suite 2525, San Francisco, CA 94111, and the business address of Mr. Rogers is 551 Fifth Avenue, Suite 3800, New York, NY 10176.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with a management services agreement, the Company is required to pay American Industrial Partners, an affiliate of the controlling shareholders of Day, an annual management fee of $800,000, plus expenses, payable semi-annually. The agreement expires in June, 2005 or if there is a change in control of the Company.

All stockholders have entered into a Stockholders Agreement which provides for the election of directors and restrictions on the sale or transfer of the common stock of the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

DAY INTERNATIONAL GROUP, INC.
Year ended December 31, 1996 and the
     period from June 7, 1995 through December 31, 1995:

         Independent Auditors' Report
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

DAY INTERNATIONAL, INC.
Period from January 1.1995 through June 6, 1995:

         Independent Auditors' Report
         Consolidated Balance Sheet
         Consolidated Statement of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements

Year ended December 31, 1994:

         Independent Accountants' Report
         Consolidated Statement of Income
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

    Year ended December 31 , 1996 and periods ended June 6, 1995 and December
        31, 1995:
            Independent Auditors' Report - At pages 22 and 44 of this Report.
            Schedule II - Valuation and Qualifying accounts (At page 77 of this
                Report).

    Year ended December 31, 1994:
            Independent Accountants' Report - At page 78 of this Report.
            Schedule II - Valuation and Qualifying accounts (At page 79 of this
                Report).

    The information required to be submitted in Schedules I, III, IV and V for Day International Group, Inc. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X, and, therefore, those schedules have been omitted.

(b) REPORTS ON FORM 8-K

    No report on Form 8-K was filed during the quarter ended December 31, 1996.

(c) EXHIBITS. SEE INDEX TO EXHIBITS

(d) SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
    SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

    No annual report covering the Company's last fiscal year, and no proxy statement, form of proxy or other proxy soliciting material, has been sent to security holders of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Day International Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Day International Group, Inc.
(Registrant)
Date:  March 24, 1997   By:   /s/ Dennis R Wolters
                              -------------------------
                              Dennis R. Wolters
                              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date:  March 24, 1997   By:     /s/ Dennis R Wolters
                              -------------------------
                              Dennis R. Wolters
                              President, Chief Executive Officer and
                              Director (Principal Executive Officer)

Date:  March 24, 1997   By:     /s/ David B. Freimuth
                              -------------------------
                              David B. Freimuth
                              Vice President and Chief Financial
                              Officer (Principal Financial Officer
                              and Principal Accounting Officer)

Date:  March 24, 1997   By:     /s/ Burnell P. Roberts
                              -------------------------
                              Burnell P. Roberts
                              Director

Date:  March 24, 1997   By:     /s/ W. Richard Bingham
                              -------------------------
                              W. Richard Bingham
                              Director

Date:  March 24, 1997   By:     /s/ Theodore C. Rogers
                              -------------------------
                              Theodore C. Rogers
                              Director

Date:  March 24, 1997   By:     /s/ Lawrence W. Ward, Jr.
                              -------------------------
                              Lawrence W. Ward, Jr.
                              Director

Date:  March 24, 1997   By:     /s/ Robert L. Purdum
                              -------------------------
                              Robert L. Purdum
                              Director

DAY INTERNATIONAL GROUP, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

    COLUMN A               COLUMN B                    COLUMN C                          COLUMN D         COLUMN E
    --------               --------     ------------------------------------------       --------         --------
                                                      ADDITIONS
                                        -----------------------------------------
 ALLOWANCE FOR             BALANCE AT     CHARGED TO                                    DEDUCTIONS          BALANCE
    DOUBTFUL               BEGINNING      COSTS AND                     CURRENCY          FROM              AT END
    ACCOUNTS               OF PERIOD      EXPENSES      ACQUIRED       TRANSLATION       RESERVES          OF PERIOD
 -------------             ---------      ----------    --------       -----------      ----------         ---------
Period Ended:
December 31, 1996       $       (1,248)  $      (118)   $     (50)      $       25      $       409     $         (982)
                        ==============   ===========    =========       ==========      ===========     ==============
December 31, 1995       $       (1,258)  $      (130)   $       -       $        1      $       139     $       (1,248)
                        ==============   ===========    =========       ==========      ===========     ==============
June 6,1995             $       (1,153)  $      (138)   $       -       $      (39)     $        60     $       (1,270)
                        ==============   ===========    =========       ==========      ===========     ==============

                       Report of Independent Accountants
                       ---------------------------------
                        on Financial Statement Schedule
                        -------------------------------

To the Board of Directors and Stockholder of Day International, Inc.

Our audit of the consolidated financial statements of Day International, Inc. and its subsidiaries referred to in our report dated May 1, 1995 appearing on page 59 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule of Day International, Inc. and its subsidiaries presents fairly, in all material respects, the information set forth therein as of December 31, 1994 and for the year then ended when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements of Day International, Inc. for any period subsequent to December 31, 1994.

Price Waterhouse LLP

Cleveland, Ohio
May 1, 1995

DAY INTERNATIONAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

    COLUMN A               COLUMN B               COLUMN C              COLUMN D         COLUMN E
    --------               --------       -----------------------       --------         --------
                                                ADDITIONS
                                          -----------------------
 ALLOWANCE FOR             BALANCE AT     CHARGED TO                    DEDUCTIONS       BALANCE
    DOUBTFUL               BEGINNING      COSTS AND     CURRENCY          FROM           AT END
    ACCOUNTS               OF PERIOD      EXPENSES     TRANSLATION       RESERVES       OF PERIOD
 -------------             ----------     ----------   -----------      ----------      ---------
Period Ended:
December 31, 1994        $     (919)    $    (439)      $    226       $      (21)     $     (1,153)
                         ==========     =========       ========       ==========      ============

INDEX TO EXHIBITS
                                                                                                           Page No.
                                                                                                           --------
(3)     Articles of Incorporation and By-Laws:
                  3.1   Certificate of Incorporation of Day International Group, Inc. ("Group")                *
                  3.2   By-Laws of Group                                                                       *
                  3.3   Certificate of Incorporation of Day International, Inc. (the "Guarantor")              *
                  3.4   By-Laws of the Guarantor                                                               *

(4)     Instruments Defining Rights of Security Holders, including Indentures:
                  4.1   Indenture dated June 6, 1995 among Registrant, the Guarantor and
                        American Bank National Association                                                     *
                  4.2   Registration Rights Agreement dated as of June 6, 1995 among Group, the Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation,
                        NationsBanc Capital Markets, Inc.                                                      *

(10)    Material Contracts:
               10.1    Purchase Agreement dated as of May 25, 1995 among Group, the Guarantor
                       (as of June 6, 1995) Donaldson, Lufkin & Jenrette Securities Corporation and
                       NationsBanc Capital Markets, Inc.                                                       *
               10.2    Stockholders Agreement dated as of June 6, 1995 among Group,
                       American Industrial Partners Capital Fund, L.P., American
                       Industrial Partners Capital Fund II, L.P., and certain other
                       signatories thereto.                                                                    *
               10.3    Credit Agreement dated as of June 6, 1995 among Group, the Guarantor,
                       NationsBank of Texas, N.A. (the "Agent").                                               *
               10.4    Security Agreement dated as of June 6, 1995 among the Guarantor, certain
                       subsidiaries signatory thereto from time to time and the Agent.                         *
               10.5    Pledge and Security Agreement dated as of June 6, 1995 among Group
                       and the Agent.                                                                          *
               10.6    Pledge and Security Agreement dated as of June 6, 1995 among the
                       Guarantor and the Agent.                                                                *
               10.7    Employment Agreement dated December 9, 1994 between the Guarantor
                       and Dennis R. Wolters.                                                                  *
               10.8    Form of Employment Agreement between the Guarantor with certain
                       members of management.                                                                  *
               10.9    Stock Purchase Agreement dated April 11, 1995 among Group, M.A. Hanna
                       Company and Cadillac Plastic Group, Inc., as amended.                                   *
               10.10   Share Purchase Agreement dated April 11, 1995 between Group and
                       Cadillac Plastic Limited, as amended.                                                   *
               10.11   Asset Purchase Agreement between Day International (Canada) Limited
                       and Group, as amended.                                                                  *
               10.12   Management Agreement dated as of June 6, 1995 between Group, the
                       Guarantor and American Industrial Partners.                                             *
               10.13   Stock Option Plan                                                                       **
               10.14   Bank of Scotland Credit Agreement                                                       ***
               10.15   Amendment No.1 to Credit Agreement dated June 6, 1995                                   ***
               10.16   Amendment No.2 to Credit Agreement dated June 6, 1995                                   82-87

                                                                                                           Page No.
                                                                                                           --------

        10.17   Amendment to Stock Option Plan                                                               88-89

        10.18   Asset Purchase Agreement between Day International, Inc. and
                Flint Ink Corporation dated December 31, 1996                                               90-134

(21) Subsidiaries                                                                                              135

(27) Financial Data Schedule                                                                                   136

* Incorporated by reference to the Group's Registration Statement on Form S-4 (Reg. No.33-93644).

** Incorporated by reference to the Group's Form 10K for the period ended December 31, 1995.

*** Incorporated by reference to the Group's Form 10Q for the quarterly period ended June 30, 1996.