Form 10-Q
period 1997-03-31
DAY INTERNATIONAL GROUP INC
filed 1997-05-15
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to ..................

Commission File Number 33-93644
                       --------

                          DAY INTERNATIONAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           31-1436 349
---------------------------------                   -----------------------
(State or other jurisdiction                       (I.R.S. Employer ID No.)
of incorporation or organization)


  333 West First Street, Dayton, Ohio                             45402-0338
  -----------------------------------                             ----------
(Address of principal executive offices)                          (zip code)


               (513) 224-4000
---------------------------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ----     -----

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of May 14, 1997 was 51,655.5

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                                                     Pages
Part I:  Financial Information                                                                       -----
         Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of March 31, 1997
            and December 31, 1996                                                                        3

            Condensed Consolidated Statements of Income for the quarters
            ended March 31, 1997 and 1996                                                                4

            Condensed Consolidated Statements of Cash Flows for the quarters
            ended March 31, 1997 and 1996                                                                5

            Notes to Condensed Consolidated Financial Statements                                    6 - 11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        12 - 14

Part II:  Other Information

         Item 1 - Legal Proceedings                                                                     15

         Item 6 - Exhibits and Reports on Form 8-K                                                      15

                  Signature                                                                             15


PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          DAY INTERNATIONAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                       MARCH 31,   DECEMBER 31,
                ASSETS                                   1997         1996
                                                       ---------   ------------
Cash and cash equivalents                              $   4,062    $   5,433
Accounts receivable, net of allowance                     20,072       17,171
Inventories                                               16,142       16,355
Prepaid expenses and other current assets                  1,362        3,630
Deferred income taxes                                      3,529        3,389
                                                       ---------    ---------
                Total current assets                      45,167       45,978
Property, plant and equipment, net                        45,187       45,289
Goodwill and other intangibles                           142,740      145,018
Other assets                                               1,537        1,601
                                                       ---------    ---------
                Total assets                           $ 234,631    $ 237,886
                                                       =========    =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                       $   7,659    $   7,453
Accrued associate - related costs and other expenses      12,104       14,004
Interest payable                                           3,801        1,068
Current maturities of long-term debt                         769          803
                                                       ---------    ---------
                Total current liabilities                 24,333       23,328

Long-term and subordinated long-term debt                146,769      152,116
Deferred tax liabilities                                   3,579        3,513
Other long term liabilities                                6,278        6,195

Commitments and contingencies                               --           --
                                                       ---------    ---------
                Total liabilities                        180,959      185,152

Stockholders' equity:
    Common stock                                               1            1
    Additional paid in capital                            51,543       51,531
    Retained earnings                                      3,355        1,780
    Foreign currency translation adjustment               (1,227)        (578)
                                                       ---------    ---------
                Total stockholders'equity                 53,672       52,734
                                                       ---------    ---------
         Total liabilities and stockholders' equity    $ 234,631    $ 237,886
                                                       =========    =========

See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                     1997       1996
                                                                                     ----       ----
Net sales                                                                          $ 39,481    $ 33,822
Costs of goods sold                                                                  24,524      21,460
                                                                                   --------    --------
Gross profit                                                                         14,957      12,362
Selling, general and administrative
     expenses                                                                         7,042       5,752
Amortization of intangibles                                                           1,214       1,541
Management fees                                                                         230         200
                                                                                   --------    --------
Operating income                                                                      6,471       4,869
Interest expense (including amortization of
    deferred financing costs of $242 - 1997 and $250 - 1996)                          4,100       4,128
Other (income) expense                                                                 (126)         95
                                                                                   --------    --------
Income before income taxes                                                            2,497         646
Provision for income taxes                                                              922         264
                                                                                   --------    --------
Net income                                                                         $  1,575    $    382
                                                                                   ========    ========



      See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                          1997       1996
                                                                          ----       ----
OPERATING ACTIVITIES
       Net income                                                        $ 1,575    $   382
       Adjustments to reconcile net income to
       net cash provided by operating activities:
            Depreciation and amortization                                  3,512      3,744
            Changes in operating assets and liabilities                   (2,224)     1,773
                                                                         -------    -------
             Net cash provided by operating activities                     2,863      5,899
                                                                         -------    -------
INVESTING ACTIVITIES
      Capital expenditures                                                (1,500)    (1,053)
      Other                                                                2,620       --
                                                                         -------    -------
             Net cash provided by (used in) investing activities           1,120     (1,053)
                                                                         -------    -------

FINANCING ACTIVITIES
       Net payments on revolving credit facility                          (5,193)    (4,750)
                                                                         -------    -------

       Effects of exchange rates on cash                                    (161)       (50)
                                                                         -------    -------
CASH AND CASH EQUIVALENTS:
       Net increase (decrease) in cash and cash equivalents               (1,371)        46
       Cash and cash equivalents at beginning of period                    5,433      3,769
                                                                         -------    -------
       Cash and cash equivalents at end of period                        $ 4,062    $ 3,815
                                                                         =======    =======


        See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

A. BASIS OF PRESENTATION- The balance sheet as of December 31, 1996 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B.  INVENTORIES - The components of inventories are as follows:

                  March 31, December 31,
                    1997       1996
                    ----       ----
Finished goods    $ 9,076     $ 9,118
Work-in-process     4,009       4,115
Raw materials       3,057       3,122
                  -------     -------
     Total        $16,142     $16,355
                  =======     =======

C. CONTINGENCIES - Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. The Company's previous parent and its parent, M.A. Hanna, have agreed to indemnify the Company for certain of the costs associated with these matters

D. SUPPLEMENTAL CONSOLIDATING INFORMATION - In April 1995, the Company purchased Day International, Inc. ("Day"). The acquisition was financed through equity, term and revolving credit facilities and senior subordinated debt (the "Notes"). In connection with the Acquisition, Day became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day) and provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day are not guarantors with respect to the Notes and are not anticipated to have any credit arrangements senior to the Notes except for the $4.0 million borrowing by the UK subsidiary under the Credit Agreement. All of the assets of Day and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. The following are the supplemental combined condensed balance sheets as of March 31, 1997 and December 31, 1996 and the supplemental combined condensed statements of income and cash flows for the quarters ended March 31, 1997 and 1996 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
March 31, 1997

                                             DAY           DAY
                                        International  International  Non Guarantor
                                         Group, Inc.  Inc. (Guarantor) Subsidiaries    Eliminations  Consolidated

                                           --------      ---------       ---------       ---------   ------------
ASSETS
------
  Cash & cash equivalents                  $  1,259      $    (720)      $   3,523                      $   4,062
  Accounts receivable - net                      12         12,225           7,835                         20,072
  Inventories                                               10,475           5,667                         16,142
  Other assets                                   --          3,226           1,665                          4,891
                                           ----------------------------------------------------------------------
      TOTAL CURRENT ASSETS                    1,271         25,206          18,690               -         45,167

  Intercompany                              143,500            583                        $(144,083)           --
  Property, plant and equipment - net                       36,206           8,981                         45,187
  Investment in subsidiaries                 63,982         20,120                         (84,102)           --
  Intangible and other assets                              139,001           5,276                        144,277
                                           ----------------------------------------------------------------------

TOTAL ASSETS                               $208,753      $ 221,116       $  32,947       $(228,185)      $234,631
                                           ======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Accounts payable                         $     --      $   5,036       $   3,138       $    (515)      $  7,659
  Accrued associate related costs
      and other expenses                         --          8,246           3,858              --         12,104
  Interest payable                            3,801                                                         3,801
  Current maturities of long-term debt           --             --             769                            769
                                           ----------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES               3,801         13,282           7,765            (515)        24,333

  Intercompany                                6,553        136,589             426        (143,568)            --
  Long-Term and
      Subordinated Long Term Debt           143,500                          3,269                        146,769
  Long-Term Post Retirement
       Benefits and Other                                    7,065           2,792                          9,857
  Total Stockholders' Equity                 54,899         64,180          18,695         (84,102)        53,672
                                           ----------------------------------------------------------------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $208,753      $ 221,116       $  32,947       $(228,185)      $234,631
                                           ======================================================================

Supplemental Combining Condensed Balance Sheet
December 31, 1996


                                             DAY           DAY
                                        International  International  Non Guarantor
                                         Group, Inc.  Inc. (Guarantor) Subsidiaries    Eliminations  Consolidated
                                           --------      ---------       ---------       ---------   ------------
ASSETS
------
  Cash & cash equivalents                  $  2,757      $    (726)      $ 3,402                      $  5,433
  Accounts receivable - net                                  9,139         8,032                        17,171
  Inventories                                               10,780         5,575                        16,355
  Other assets                                               6,118           901                         7,019
                                           -------------------------------------------------------------------

      TOTAL CURRENT ASSETS                    2,757         25,311        17,910             --         45,978
  Intercompany                              148,500            583                    $(149,083)            --
  Property, plant and equipment - net            --         36,112         9,177                        45,289
  Investment in subsidiaries                 62,410         19,218                      (81,628)            --
  Intangible and other assets                    --        141,320         5,299                       146,619
                                           -------------------------------------------------------------------

TOTAL ASSETS                               $213,667      $ 222,544       $32,386      $(230,711)      $237,886
                                           ===================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Accounts payable                         $     --      $   4,878       $ 2,919      $    (344)      $  7,453
  Accrued associate related costs
      and other expenses                                    10,703         3,301                        14,004
Interest payable                              1,068                                                      1,068
Current maturities of long-term debt                                         803                           803
                                           -------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES               1,068         15,581         7,023           (344)        23,328

  Intercompany                               10,787        137,536           415       (148,738)
  Long-term and
      subordinated long-term debt           148,500                        3,616                       152,116
  Long-term post retirement
       benefits and other                                    6,921         2,787                         9,708
  Total stockholders' equity                 53,312         62,506        18,545        (81,629)        52,734
                                           -------------------------------------------------------------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $213,667      $ 222,544       $32,386      $(230,711)      $237,886
                                           ===================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the quarter ended March 31, 1997

                                             DAY           DAY
                                        International  International  Non Guarantor
                                         Group, Inc.  Inc. (Guarantor) Subsidiaries    Eliminations  Consolidated
                                         -----------  --------------- -------------    ------------  ------------

Net sales                                 $     -       $ 30,364        $14,378           $(5,261)      $ 39,481
Cost of goods sold                                        18,664         11,121            (5,261)        24,524
                                          ----------------------------------------------------------------------
        Gross profit                            -         11,700          3,257                 -         14,957
Selling, general and administrative
     expenses                                  10          5,102          1,930                            7,042
Amortization of intangibles                                1,203             11                            1,214
Management fees                                              230             --                              230
                                          ----------------------------------------------------------------------
        Operating income (loss)               (10)         5,165          1,316                 -          6,471

Other expenses (income):
   Equity in earning of subsidiaries       (1,572)          (774)                           2,346              -
   Interest expense                             -          4,000            100                            4,100
   Other (income) expense                     (15)          (143)            32                             (126)
                                          ----------------------------------------------------------------------
        Income before income taxes          1,577          2,082          1,184            (2,346)         2,497

Provision for income taxes                      2            510            410                              922
                                          ----------------------------------------------------------------------
        Net Income                        $ 1,575       $  1,572        $   774           $(2,346)      $  1,575
                                          ======================================================================


Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the quarter ended March 31, 1996

                                                   DAY           DAY
                                             International    International   Non Guarantor
                                               Group, Inc.   Inc. (Guarantor)  Subsidiaries    Eliminations  Consolidated
                                               -----------   ----------------  ------------    ------------  ------------
Net sales                                         $     -       $ 24,955         $8,867          $      -       $33,822
Cost of goods sold                                                15,465          5,995                          21,460
                                                  ---------------------------------------------------------------------
        Gross profit                                    -          9,490          2,872                 -        12,362
Selling, general and administrative expenses           65          3,680          2,007                           5,752
Amortization of intangibles                                        1,393            148                           1,541
Management fees                                                      200                                            200
                                                  ---------------------------------------------------------------------
        Operating income (loss)                       (65)         4,217            717                 -         4,869

Other expenses (income):
   Equity in earning of subsidiaries               (2,775)          (312)                           3,087             -
   Interest expense
                                                    3,878            250                                          4,128
   Other (income) expense                             (19)           (14)           128                              95
                                                  ---------------------------------------------------------------------
        Income (loss) before income taxes          (1,149)         4,293            589            (3,087)          646

Provision (benefit) for income taxes               (1,531)         1,518            277                             264
                                                  ---------------------------------------------------------------------
        Net Income                                $   382       $  2,775         $  312          $ (3,087)      $   382
                                                  =====================================================================

Day International, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the quarter ended March 31, 1997

                                                            DAY           DAY
                                                       International   International   Non Guarantor
                                                        Group, Inc.   Inc. (Guarantor)  Subsidiaries    Eliminations  Consolidated
                                                        -----------   ----------------  ------------    ------------  ------------

Operating Activities:
Net Income                                                   $ 1,575       $ 1,572       $   744            $(2,346)      $ 1,575
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                          3,117           395                            3,512
      Equity in earning of subsidiaries                       (1,572)         (774)                           2,346             -
      Change in operating assets and liabilities               2,733        (4,611)         (226)              (120)       (2,224)
                                                    ------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities           2,736          (696)          943               (120)        2,863

 Investing Activities:
   Capital expenditures                                                     (1,073)         (427)                --        (1,500)
   Other                                                                     2,620             -                            2,620
                                                    ------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities              --         1,547          (427)                --         1,120

 Financing Activities -
   Net payments on revolving credit facility                  (5,000)                       (193)                          (5,193)
                                                    ------------------------------------------------------------------------------

 Net cash used in financing activities                        (5,000)            -          (193)                 -        (5,193)

 Intercompany transfers                                          766          (873)          (13)               120
 Effects of exchange rates on cash                                                          (161)                            (161)
                                                    ------------------------------------------------------------------------------

 Cash and Cash Equivalents:
   Net increase (decrease) in cash and cash equivalents       (1,498)          (22)          149                  -        (1,371)
   Cash and cash equivalents at beginning of period            2,757          (698)        3,374                            5,433
                                                    ------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                $ 1,259       $  (720)      $ 3,523            $     -       $ 4,062
                                                    ==============================================================================


Day International, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the quarter ended March 31, 1996

                                                            DAY           DAY
                                                       International   International   Non Guarantor
                                                        Group, Inc.   Inc. (Guarantor)  Subsidiaries    Eliminations  Consolidated
                                                        -----------   ----------------  ------------    ------------  ------------

Operating Activities:
Net Income                                                  $   382       $ 2,775       $   312           $(3,087)      $   382
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                          3,376           368                           3,744
     Equity in earning of subsidiaries                       (2,775)         (312)           --             3,087            --
     Change in operating assets and liabilities               2,591        (1,003)         (398)              583         1,773
                                                            -------------------------------------------------------------------

Net cash provided by operating activities                       198         4,836           282               583         5,899

Investing Activities -
  Capital expenditures                                                       (823)         (230)                         (1,053)
                                                            -------------------------------------------------------------------

Net cash used in investing activities                            --          (823)         (230)               --        (1,053)

Financing Activities -

  Net payments on revolving credit facility                  (4,750)                                                     (4,750)
                                                            -------------------------------------------------------------------

Net cash used in financing activities                        (4,750)           --            --                --        (4,750)

Intercompany transfers                                        5,474        (4,473)         (418)             (583)           --
Effects of exchange rates on cash                                                           (50)               --           (50)
                                                            -------------------------------------------------------------------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents          922          (460)         (416)                -            46
  Cash and cash equivalents at beginning of period              403            87         3,279                           3,769
                                                            -------------------------------------------------------------------
  Cash and cash equivalents at end of period                $ 1,325       $  (373)      $ 2,863           $     -       $ 3,815
                                                            ===================================================================



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

                                                       Three Months
                                                       ------------
                                                      Ended March 31
                                                      --------------
                                                1997                1996
                                                ----                ----
                                            $          %         $         %
                                          ----       -----     ----      -----
Net sales                                 39.5      100.0      33.8      100.0
Costs of goods sold ................      24.5       62.0      21.4       63.3
Gross profit .......................      15.0       38.0      12.4       36.7
SG&A ...............................       7.0       17.7       5.8       17.2
Amortization of intangibles ........       1.2        3.0       1.5        4.4
Management Fees ....................       0.2        0.5       0.2        0.6
Operating income ...................       6.5       16.5       4.9       14.5

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

Net sales increased to $39.5 million for the three months ended March 31, 1997 from $33.8 million for the comparable period in 1996, an increase of $5.7 million or 16.9%. Printing's sales increased to $31.1 million for the three months ended March 31, 1997 from $25.6 million for the comparable period in 1996, an increase of $5.5 million or 21.5%, of which, $4.6 or 18.0% was a result of the acquisition of David M on December 31, 1996. Foreign currency translation rate changes reduced Printing sales by $0.4 million in the first quarter of 1997 compared to the same period in 1996. The remaining increase of $1.3 or 5.1% was a result of modest price increases, higher sales of tubular sleeves, and increased demand for the Company's existing products, mainly in the U.S. Textiles' sales increased to $8.4 million for the three months ended March 31, 1997 from $8.2 million for the comparable period in 1996, an increase of $0.2 million or 2.4%. Textile sales increase was mainly a result of higher demand for the Company's existing products in the U.S.

Gross profit increased $2.6 million to $15.0 million for the three months ended March 31, 1997 from $12.4 million for the three months ended March 31, 1996. The acquisition of David M contributed $1.5 million of the increase. As a percentage of net sales, gross profit increased to 38.0% for the three months ended March 31, 1997 from 36.7% for the comparable period in 1996. Gross profit was positively impacted by productivity enhancements such as new construction methods for Printing products and automated finishing equipment for Textile components. Excluding the effects of the David M acquisition, gross profit increased by $0.4 million as a result of higher sales volumes, while lower material costs increased gross profit by $0.6 million. Lower material costs, as a percent of sales, were primarily a result of product mix and end market mix changes. Manufacturing costs were $1.5 million or 17.0% higher than the same period last year compared to the 16.9% increase in sales. Gross profit was also impacted by $0.3 million of higher depreciation and amortization as a result of additional depreciation on 1996 capital expenditures and the acquisition of David M.

SG&A increased to $7.0 million for the three months ended March 31, 1997 from $5.8 million for the comparable period in 1996, an increase of $1.2 million or 20.7%. In the quarter ended March 31, 1997, the acquisition of David M increased SG&A by $0.7 million. As a percentage of net sales, SG&A increased to approximately 17.7% from 17.2%, as a result of increased selling and distribution costs associated with higher domestic sales and additional associate recruitment and relocation costs. Foreign exchange rate changes increased SG&A by $0.1 million in the first quarter of 1997.

Amortization of intangibles decreased to $1.2 million for the three months March 31, 1997 from $1.5 million for the comparable period in 1996, a decrease of $0.3 million. The decrease is a result of certain employment agreements becoming fully amortized in the first quarter of 1997.

Operating income increased to $6.5 million for the three months ended March 31, 1997 from $4.9 million for the comparable period in 1996, an increase of $1.6 million or 32.6%. As a percentage of net sales, operating income increased to 16.5% for the three months ended March 31, 1997 from 14.5% for the comparable period in 1996.

The effective tax rate for the first quarter of 1997 was 36.9% compared to 40.9% for the first quarter of 1996. The lower effective tax in 1997 is mainly a result of changes in the locations where European profits were generated with more of the profits being generated in markets with lower tax rates.

Foreign currency translation rates, collectively, had less than a 1% impact on sales, gross margins and selling, general and administrative expenses in the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry large amounts of inventory and finance receivables.

Cash Flows From Operating Activities. Cash flows from operations for the three months ended March 31, 1997 and March 31, 1996 were $2.9 million and $5.9 million, respectively. For the three months ended March 31, 1997, cash flows from operations were impacted by a $2.2 million increase in working capital, primarily due to increases in accounts receivable balances related to increased sales offset by an increase in accrued interest payable. Cash flows from operations in 1996 were impacted by a $1.8 million working capital decrease primarily from a reduction in inventory balances and increased accrued liabilities partially offset by increased receivable balances, as a result of strong sales increases.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment have been relatively stable at $5.2, $3.6 and $3.5 for 1996, 1995, and 1994, respectively. The Company believes that historical capital spending levels are sufficient to maintain its leading market position. The Company expects to fund its annual capital expenditures of $5.0 million to $7.0 million over the next several years from cash flow from operations. Capital expenditures for the three months ended March 31, 1997 were $1.5 million compared to $1.1 million for the three months ended March 31, 1996. In the first quarter of 1997, $1.5 million was received from Flint Ink Corporation as an adjustment to the David M purchase price and a $1.1 million note receivable was collected.

Cash Flows From Financing Activities. In 1995, the Company entered into a US Credit Agreement with certain banks, concurrent with its acquisition of Day International, Inc. The US Credit Agreement has a maximum borrowing capacity of $77 million and is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary. As of March 31, 1997, the Company had approximately $28.4 million available under the US Credit Agreement. The Company does not have any scheduled repayment requirements until 1999 under the US Credit Agreement. In June 1996, the Company's UK subsidiary entered into a UK Credit Agreement with a UK bank which provides a $1,533 line of credit and two five year term loans totaling $4,615. Principal payments on the term loans are due in quarterly installments of $192 with a final payment of $656 due in May 2002. At March 31, 1997, the Company had $1,533 available under the UK Credit Agreement. During the quarter ended March 31, 1997, the Company made $5.0 million in payments on the line of credit associated with the US Credit Agreement and payments of $0.2 million on the UK term loans. The Company believes that it will generate sufficient cash flow from operations to meet debt service, working capital and capital expenditure requirements, although no assurance can be given that it will be able to do so.

                        DAY INTERNATIONAL GROUP, INC.
                          Part II: Other Information

Item 1. Legal Proceedings - None

Item 6. Exhibits and Reports on Form 8-K

     a. No report on Form 8-K was filed during the quarter ended March 31, 1997.




                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Day International Group, Inc.
                                                -----------------------------
                                                         (Registrant)

Date:       May 14, 1997                        /s/ David B. Freimuth
      ---------------------                     ----------------------
                                                 David B. Freimuth
                                                 Vice President and
                                                 Chief Financial Officer