Form 10-Q
period 1997-06-30
DAY INTERNATIONAL GROUP INC
filed 1997-08-08
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997
      --------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ...................


Commission File Number 33-93644
                       --------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     31-1436 349
--------------------------------                 -----------------------
  (State or other jurisdiction                   (I.R.S. Employer ID No.)
of incorporation or organization)

  333 West First Street, Dayton, Ohio                    45402-0338
----------------------------------------               --------------
(Address of principal executive offices)                  (zip code)


              (513) 224-4000
---------------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----     -----

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 31, 1997 was 51,655.5

                          Day International Group, Inc.

                                      Index

                                                                                             Pages
                                                                                             -----
Part I:  Financial Information

         Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets as of June 30, 1997
             and December 31, 1996                                                             3

             Condensed Consolidated Statements of Income for the quarter
             ended June 30, 1997 and 1996                                                      4

             Condensed Consolidated Statements of Income for the six months
             ended June 30, 1997 and 1996                                                      5

             Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996                                                      6

             Notes to Condensed Consolidated Financial Statements                            7 - 13

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                14 - 17

Part II:  Other Information

         Item 1 - Legal Proceedings                                                            18

         Item 6 - Exhibits and Reports on Form 8-K                                             18

         Signature                                                                             18

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                         DAY INTERNATIONAL GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                 JUNE 30,     DECEMBER 31,
                                  ASSETS                           1997           1996
                                                                ---------     ------------
Cash and cash equivalents                                       $   6,516       $   5,433
Accounts receivable, net of allowance                              21,573          17,171
Inventories                                                        16,148          16,355
Prepaid expenses and other current assets                           1,294           3,630
Deferred income taxes                                               3,291           3,389
                                                                ---------       ---------
                      Total current assets                         48,822          45,978

Property, plant and equipment, net                                 45,160          45,289
Goodwill and other intangibles                                    140,596         145,018
Other assets                                                        1,470           1,601
                                                                ---------       ---------
                      Total assets                              $ 236,048       $ 237,886
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $   7,488       $   7,453
Accrued associate - related costs and other expenses               14,659          14,004
Interest payable                                                    1,053           1,068
Current maturities of long-term debt                                  781             803
                                                                ---------       ---------
                      Total current liabilities                    23,981          23,328

Long-term and subordinated long-term debt                         146,624         152,116
Deferred tax liabilities                                            3,521           3,513
Other long term liabilities                                         6,373           6,195

Commitments and contingencies                                           -               -
                                                                ---------       ---------
                      Total liabilities                           180,499         185,152

Stockholders' equity:
    Common stock                                                        1               1
    Additional paid in capital                                     51,651          51,531
    Retained earnings                                               5,234           1,780
    Foreign currency translation adjustment                        (1,337)           (578)
                                                                ---------       ---------
                      Total stockholders' equity                   55,549          52,734
                                                                ---------       ---------
      Total liabilities and stockholders' equity                $ 236,048       $ 237,886
                                                                =========       =========



See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED June 30, 1997 AND 1996

                                 (In Thousands)

                                                                  1997          1996
                                                                  ----          ----

Net sales                                                       $ 40,147      $ 33,299
Costs of goods sold                                               24,882        20,197
                                                                --------      --------

Gross profit                                                      15,265        13,102
Selling, general and administrative
  expenses                                                         7,122         6,443
Amortization of intangibles                                          709         1,601
 Management fees                                                     230           260
                                                                --------      --------

Operating income                                                   7,204         4,798
Interest expense (including amortization of
  deferred financing costs of $241 - 1997 and $250 - 1996)         4,062         4,113
Other (income) expense                                               105           (61)
                                                                --------      --------

Income before income taxes                                         3,037           746
Provision for income taxes                                         1,158           335
                                                                --------      --------

Net income                                                      $  1,879      $    411
                                                                ========      ========


  See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                 (In Thousands)

                                                                  1997           1996
                                                                  ----           ----

Net sales                                                       $ 79,628       $ 67,121
Costs of goods sold                                               49,406         41,657
                                                                --------       --------

Gross profit                                                      30,222         25,464
Selling, general and administrative
  expenses                                                        14,164         12,195
Amortization of intangibles                                        1,923          3,142
 Management fees                                                     460            460
                                                                --------       --------

Operating income                                                  13,675          9,667
Interest expense (including amortization of
  deferred financing costs of $483 - 1997 and $500 - 1996)         8,161          8,242
Other (income) expense                                               (21)            34
                                                                --------       --------

Income before income taxes                                         5,535          1,391
Provision for income taxes                                         2,081            599
                                                                --------       --------

Net income                                                      $  3,454       $    792
                                                                ========       ========

  See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                 (In Thousands)

                                                                    1997         1996
                                                                    ----         ----
OPERATING ACTIVITIES
   Net income                                                     $ 3,454       $   792
   Adjustments to reconcile net income to
   net cash provided by operating activities:

        Depreciation and amortization                               6,561         7,477
        Changes in operating assets and liabilities                (3,242)       (1,556)
                                                                  -------       -------
                   Net cash provided by operating activities        6,773         6,713
                                                                  -------       -------

INVESTING ACTIVITIES
   Capital expenditures                                            (2,752)       (2,628)
   Other                                                            2,619        (1,555)
                                                                  -------       -------
                   Net cash used in investing activities             (133)       (4,183)
                                                                  -------       -------

FINANCING ACTIVITIES
   Net payments on revolving credit facility                       (5,385)       (7,250)
   Proceeds from UK credit facility                                     -         4,320
                                                                  -------       -------
                   Net cash used in financing activities           (5,385)       (2,930)
                                                                  -------       -------


   Effects of exchange rates on cash                                 (172)          (78)
                                                                  -------       -------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash and cash equivalents             1,083          (478)
   Cash and cash equivalents at beginning of period                 5,433         3,769
                                                                  -------       -------
   Cash and cash equivalents at end of period                     $ 6,516       $ 3,291
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

B. INVENTORIES - The components of inventories are as follows:


                                 June 30,   December 31,
                                   1997         1996
                                   ----         ----
Finished goods                   $ 9,008      $ 9,118
Work-in-process                    4,125        4,115
Raw materials                      3,015        3,122
                                 -------      -------

     Total                       $16,148      $16,355
                                 =======      =======


C. CONTINGENCIES - Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. The Company's previous parent and its parent, M.A. Hanna, have agreed to indemnify the Company for certain of the costs associated with these matters

D. SUPPLEMENTAL CONSOLIDATING INFORMATION - In April 1995, the Company purchased Day International, Inc. ("Day"). The acquisition was financed through equity, term and revolving credit facilities and senior subordinated debt (the "Notes"). In connection with the Acquisition, Day became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day) and provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day are not guarantors with respect to the Notes and are not anticipated to have any credit arrangements senior to the Notes except for the $3.9 million borrowing by the UK subsidiary, as of June 30, 1997, under the Credit Agreement . All of the assets of Day and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. The following are the supplemental combined condensed balance sheets as of June 30, 1997 and December 31, 1996 and the supplemental combined condensed statements of income for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.


Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
June 30, 1997

                                               DAY            DAY
                                          International   International   Non Guarantor
                                           Group, Inc.   Inc. (Guarantor)  Subsidiaries   Eliminations    Consolidated
                                           -----------   ----------------  ------------   ------------    ------------

ASSETS
------
  Cash & cash equivalents                   $   3,237      $    (219)      $   3,498                       $   6,516
  Accounts receivable - net                       120         12,961           8,492                          21,573
  Inventories                                                 10,952           5,196                          16,148
  Other assets                                      -          3,201           1,384                           4,585
                                            ------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                      3,357         26,895          18,570               -          48,822

  Intercompany                                143,500            583                       $(144,083)              -
  Property, plant and equipment - net                         35,786           9,374                          45,160
  Investment in subsidiaries                   65,865         20,879                         (86,744)              -
  Intangibles and other assets                               136,817           5,249                         142,066
                                            ------------------------------------------------------------------------
TOTAL ASSETS                                $ 212,722      $ 220,960       $  33,193       $(230,827)      $ 236,048
                                            ========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Accounts payable                          $       -      $   4,951       $   3,209       $    (672)      $   7,488
  Accrued associate related costs
      and other expenses                            5         10,240           4,414               -          14,659
  Interest payable                                951                            102                           1,053
  Current maturities of long-term debt              -              -             781                             781
                                            ------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                   956         15,191           8,506            (672)         23,981

  Intercompany                                 11,380        131,534             497        (143,411)              -
  Long-term and
      Subordinated long-term debt             143,500                          3,124                         146,624
  Long-term post retirement
       benefits and other                                      7,172           2,722                           9,894
  Total stockholders' equity                   56,886         67,063          18,344         (86,744)         55,549
                                            ------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $ 212,722      $ 220,960       $  33,193       $(230,827)      $ 236,048
                                            ========================================================================

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
December 31, 1996

                                              DAY            DAY
                                          International  International   Non Guarantor
                                           Group, Inc.  Inc. (Guarantor)  Subsidiaries    Eliminations    Consolidated
                                           -----------  ----------------  ------------    ------------    ------------
ASSETS
  Cash & cash equivalents                  $   2,757      $    (726)      $   3,402                       $   5,433
  Accounts receivable - net                                   9,139           8,032                          17,171
  Inventories                                                10,780           5,575                          16,355
  Other assets                                                6,118             901                           7,019
                                           ------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                     2,757         25,311          17,910               -          45,978

  Intercompany                               148,500            583                       $(149,083)              -
  Property, plant and equipment - net                        36,112           9,177                          45,289
  Investment in subsidiaries                  62,410         19,218                         (81,628)              -
  Intangibles and other assets                              141,320           5,299                         146,619
                                           ------------------------------------------------------------------------

TOTAL ASSETS                               $ 213,667      $ 222,544       $  32,386       $(230,711)      $ 237,886
                                           ========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                         $       -      $   4,878       $   2,919       $    (344)      $   7,453
  Accrued associate related costs
      and other expenses                                     10,703           3,301                          14,004
Interest payable                               1,068                                                          1,068
Current maturities of long-term debt                                            803                             803
                                           ------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                1,068         15,581           7,023            (344)         23,328

  Intercompany                                10,787        137,536             415        (148,738)              -
  Long-term and
      subordinated long-term debt            148,500                          3,616                         152,116
  Long-term post retirement
       benefits and other                                     6,921           2,787                           9,708
  Total stockholders' equity                  53,312         62,506          18,545         (81,629)         52,734
                                           ------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $ 213,667      $ 222,544       $  32,386       $(230,711)      $ 237,886
                                           ========================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the quarter ended June 30, 1997

                                                     DAY            DAY
                                                International,  International   Non Guarantor
                                                 Group, Inc.   Inc. (Guarantor) Subsidiaries  Eliminations  Consolidated
                                                 -----------   ---------------- ------------  ------------  ------------
Net sales                                         $      -       $ 30,234       $ 15,643       $ (5,730)      $ 40,147

Cost of goods sold                                                 18,232         12,380         (5,730)        24,882
                                                  --------------------------------------------------------------------
        Gross profit                                     -         12,002          3,263              -         15,265

Selling, general and administrative expenses            17          5,140          1,965                         7,122
Amortization of intangibles                                           697             12                           709
Management fees                                                       230                                          230
                                                  --------------------------------------------------------------------
        Operating income (loss)                        (17)         5,935          1,286              -          7,204

Other expenses (income):
   Equity in earnings of subsidiaries               (1,882)          (760)                        2,642              -
   Interest expense                                      -          3,957            105                         4,062
   Other (income) expense                              (12)           137            (20)                          105
                                                  --------------------------------------------------------------------
        Income (loss) before income taxes            1,877          2,601          1,201         (2,642)         3,037

Provision (benefit) for income taxes                    (2)           719            441                         1,158
                                                  --------------------------------------------------------------------
        Net Income (loss)                         $  1,879       $  1,882       $    760       $ (2,642)      $  1,879
                                                  ====================================================================


Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the quarter ended June 30, 1996






                                                      DAY          DAY
                                                 International, International,  Non Guarantor
                                                  Group, Inc.  Inc. (Guarantor) Subsidiaries   Eliminations  Consolidated
                                                  -----------  ---------------- ------------   ------------  ------------
Net sales                                          $      -       $ 24,754       $  8,545       $      -       $ 33,299

Cost of goods sold                                                  14,519          5,678                        20,197
                                                   --------------------------------------------------------------------
        Gross profit                                      -         10,235          2,867              -         13,102

Selling, general and administrative  expenses            43          4,476          1,924                         6,443
Amortization of intangibles                                          1,589             12                         1,601
Management fees                                                        260                                          260
                                                   --------------------------------------------------------------------
        Operating income (loss)                         (43)         3,910            931              -          4,798

Other expenses (income):
   Equity in earnings of subsidiaries                 1,940           (472)                       (1,468)             -
   Interest expense                                  (3,879)         7,973             19                         4,113
   Other (income) expense                               (19)          (108)            66                           (61)
                                                   --------------------------------------------------------------------
        Income (loss) before income taxes             1,915         (3,483)           846          1,468            746

Provision (benefit) for income taxes                  1,504         (1,543)           374                           335
                                                   --------------------------------------------------------------------
        Net Income (loss)                          $    411       $ (1,940)      $    472       $  1,468       $    411
                                                   ====================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the Six Months ended June 30, 1997

                                                   DAY             DAY
                                              International,  International,   Non Guarantor
                                                Group, Inc.   Inc. (Guarantor) Subsidiaries   Eliminations  Consolidated
                                                -----------   ---------------- ------------   ------------  ------------
Net sales                                         $      -       $ 60,598       $ 30,021       $(10,991)      $ 79,628

Cost of goods sold                                                 36,896         23,501        (10,991)        49,406
                                                  --------------------------------------------------------------------
        Gross profit                                     -         23,702          6,520              -         30,222

Selling, general and administrative expenses            27         10,242          3,895                        14,164
Amortization of intangibles                                         1,900             23                         1,923
Management fees                                                       460              -                           460
                                                  --------------------------------------------------------------------
        Operating income (loss)                        (27)        11,100          2,602              -         13,675

Other expenses (income):
   Equity in earnings of subsidiaries               (3,454)        (1,534)                        4,988              -
   Interest expense                                      -          7,957            204                         8,161
   Other (income) expense                              (27)            (6)            12                           (21)
                                                  --------------------------------------------------------------------
        Income before income taxes                   3,454          4,683          2,386         (4,988)         5,535

Provision (benefit) for income taxes                     -          1,229            852                         2,081
                                                  --------------------------------------------------------------------
        Net Income                                $  3,454       $  3,454       $  1,534       $ (4,988)      $  3,454
                                                  ====================================================================


Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the Six Months ended June 30, 1996

                                                   DAY             DAY
                                              International,  International,   Non Guarantor
                                                Group, Inc.   Inc. (Guarantor) Subsidiaries   Eliminations  Consolidated
                                                -----------   ---------------  ------------   ------------  ------------
Net sales                                         $      -       $ 49,709       $ 17,412      $      -       $ 67,121

Cost of goods sold                                                 29,984         11,673                       41,657
                                                  --------------------------------------------------------------------
        Gross profit                                     -         19,725          5,739             -         25,464

Selling, general and administrative expenses           108          8,156          3,931                       12,195
Amortization of intangibles                                         2,982            160                        3,142
Management fees                                                       460              -                          460
                                                  --------------------------------------------------------------------
        Operating income (loss)                       (108)         8,127          1,648             -          9,667

Other expenses (income):
   Equity in earnings of subsidiaries                 (835)          (784)                        1,619             -
   Interest expense                                      -          8,223             19                        8,242
   Other (income) expense                              (38)          (122)           194                           34
                                                  --------------------------------------------------------------------
        Income before income taxes                     765            810          1,435        (1,619)         1,391

Provision (benefit) for income taxes                   (27)           (25)           651                          599
                                                  --------------------------------------------------------------------
        Net Income                                $    792       $    835       $    784      $ (1,619)      $    792
                                                  ====================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the six months ended June 30, 1997

                                                            DAY            DAY
                                                       International  International,  Non Guarantor
                                                        Group, Inc.  Inc. (Guarantor) Subsidiaries  Eliminations  Consolidated
                                                        -----------  ---------------  ------------  ------------  ------------
Operating Activities:
Net Income                                                 $ 3,454       $ 3,454       $ 1,534       $(4,988)      $ 3,454
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                         5,772           789                       6,561
     Equity in earning of subsidiaries                      (3,454)       (1,534)                      4,988             -
     Changes in operating assets and liabilities              (112)       (3,299)          386          (217)       (3,242)
                                                           ----------------------------------------------------------------
Net cash provided by (used in) operating activities           (112)        4,393         2,709          (217)        6,773

Investing Activities:
  Capital expenditures                                                    (1,606)       (1,146)                     (2,752)
  Other                                                                    2,619             -             -         2,619
                                                           ----------------------------------------------------------------
Net cash (used in) provided by investing activities              -         1,013        (1,146)            -          (133)

Financing Activities:
  Net payments on revolving credit facility                 (5,000)                       (385)                     (5,385)
                                                           ----------------------------------------------------------------
Net cash used in financing activities                       (5,000)            -          (385)            -        (5,385)

Intercompany transfers                                       5,593        (4,927)         (883)          217             -
Effects of exchange rates on cash                                                         (172)                       (172)
                                                           ----------------------------------------------------------------
Cash and Cash Equivalents:
  Net increase in cash and cash equivalents                    481           479           123             -         1,083
  Cash and cash equivalents at beginning of period           2,756          (698)        3,375                       5,433
                                                           ----------------------------------------------------------------
  Cash and cash equivalents at end of period               $ 3,237       $  (219)      $ 3,498       $     -       $ 6,516
                                                           ================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the six months ended June 30, 1996

                                                             DAY            DAY
                                                        International  International,  Non Guarantor
                                                         Group, Inc.  Inc. (Guarantor) Subsidiaries  Eliminations  Consolidated
                                                         -----------  ---------------  ------------  ------------  ------------
Operating Activities:
Net Income                                                  $   792       $   835       $   784       $(1,619)      $   792
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                          6,748           729                       7,477
     Equity in earning of subsidiaries                         (835)         (784)                      1,619             -
     Changes in operating assets and liabilities                  1        (1,983)         (227)          653        (1,556)
                                                            ---------------------------------------------------------------
Net cash provided by (used in) operating activities             (42)        4,816         1,286           653         6,713

Investing Activities:
  Capital expenditures                                                     (2,040)         (588)                     (2,628)
  Other                                                                    (1,273)         (633)          351        (1,555)
                                                            ---------------------------------------------------------------
Net cash used in investing activities                             -        (3,313)       (1,221)          351        (4,183)

Financing Activities:
  Proceeds from UK credit facility                                -                       4,320                       4,320
  Net payments on revolving credit facility                  (7,250)                                                 (7,250)
                                                            ---------------------------------------------------------------
Net cash (used in) provided by financing activities          (7,250)            -         4,320             -        (2,930)

Intercompany transfers                                        7,880        (1,690)       (5,186)       (1,004)            -
Effects of exchange rates on cash                                                           (78)                        (78)
                                                            ---------------------------------------------------------------
Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents          588          (187)         (879)            -          (478)
  Cash and cash equivalents at beginning of period              403            87         3,279                       3,769
                                                            ---------------------------------------------------------------
  Cash and cash equivalents at end of period                $   991       $  (100)      $ 2,400       $     -       $ 3,291
                                                            ===============================================================


6. RECENTLY ISSUED ACCOUNTING STANDARD - In June, 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will require new segment information in public companies' annual financial statements. Public companies will be required to report financial and descriptive information about their reportable operating segments - "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding on how to allocate resources and in assessing performance."

Day will be required to adopt this standard for its fiscal 1998 financial statements. There will be no impact on the Company's net income or cash flows upon adoption of this new standard and the Company has not determined the effect it will have on the financial statement disclosures.

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

                                                     Three Months                          Six Months
                                                     ------------                          ----------
                                                     Ended June 30                        Ended June 30
                                                     -------------                        -------------
                                                1997                1996              1997               1996
                                                ----                ----              ----               ----
                                             $        %          $       %         $        %        $         %
                                           ----     -----      ----    -----     ----     -----     ----     -----
Net sales................................  40.1     100.0      33.3    100.0     79.6     100.0     67.1     100.0
Costs of goods sold......................  24.9      62.1      20.2     60.7     49.4      62.1     41.7      62.1
Gross profit.............................  15.2      37.9      13.1     39.3     30.2      37.9     25.4      37.9
SG&A.....................................   7.1      17.7       6.4     19.3     14.2      17.8     12.2      18.2
Amortization of intangibles..............   0.7       1.7       1.6      4.8      1.9       2.4      3.1       4.7
Management Fees..........................   0.2       0.5       0.3      0.8      0.5       0.6      0.5       0.7
Operating income.........................   7.2      18.0       4.8     14.4     13.7      17.2      9.7      14.4

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net sales increased to $40.1 million for the three months ended June 30, 1997 from $33.3 million for the comparable period in 1996, an increase of $6.8 million or 20.4%. Sales volumes increased by $7.3 million or 21.9% offset by the effect of foreign currency translation of $0.5 million or 1.5%. Printing's sales increased to $31.1 million for the three months ended June 30, 1997 from $25.0 million for the comparable period in 1996, an increase of $6.1 million or 24.4%. Printing sales increased $6.6 million or 26.4%, of which, $4.4 million or 17.6% relates to the acquisition of David M on December 31, 1996. The remaining increase of $2.2 million or 8.8% was a result of modest price increases, higher sales of tubular sleeves and increased demand for the Company's existing products in Europe and the Far East offset by lower sales into Japan. Foreign currency translation reduced Printing's revenue by $0.5 million or 2.0%. Textiles' sales were $9.0 million for the three months ended June 30, 1997 compared to $8.3 million for the comparable period in 1996, a increase of $0.7 million or 8.4% as a result of higher demand for the Company's existing products in both the domestic and European markets. Foreign currency translation had no significant impact on Textile's sales this quarter.

Gross profit increased $2.1 million to $15.2 million for the three months ended June 30, 1997 from $13.1 million for the three months ended June 30, 1996. The acquisition of David M contributed $1.3 million of the increase. As a percentage of net sales, gross profit decreased to 37.9% for the three months ended June 30, 1997 from 39.3% for the comparable period in 1996. Foreign currency translation reduced gross profit $0.1 million or 0.3%. Excluding the effects of the David M acquisition and foreign currency translation, gross profit as a percentage of sales remained relatively constant at 39.2% for the quarter ended June 30, 1997.

SG&A increased to $7.1 million for the three months ended June 30, 1997 from $6.4 million for the comparable period in 1996, an increase of $0.7 million or 10.9%. In the quarter ended June 30, 1997, the acquisition of David M accounted for $0.8 million of SG&A expenditures and foreign currency translation increased SG&A by $0.1 million. As a percentage of net sales, SG&A decreased to 17.7% from 19.3%, mainly as a result of improved cost controls in Europe.

Amortization of intangibles decreased to $0.7 million for the three months June 30, 1997 from $1.6 million for the comparable period in 1996 as a result of certain employment agreements becoming fully amortized in the first quarter of 1997.

Operating income increased to $7.2 million for the three months ended June 30, 1997 from $4.8 million for the comparable period in 1996, an increase of $2.4 million or 50.0%. As a percentage of net sales, operating income increased to 18.0% for the three months ended June 30, 1997 from 14.4% for the comparable period in 1996.

The effective tax rate for the second quarter of 1997 was 38.1% compared to 44.9% for the second quarter of 1996. The lower effective tax in 1997 is mainly a result of changes in the locations where European profits were generated with more of the profits being generated in markets with lower tax rates.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net sales increased to $79.6 million for the six months ended June 30, 1997 from $67.1 million for the comparable period in 1996, an increase of $12.5 million or 18.6%, of which, $9.0 million or 13.4% relates to the acquisition of David M on December 31, 1996. For the six months ended June 30, 1997, excluding the effect of the David M acquisition, sales were $4.1 million or 6.1% higher offset by the impact of foreign currency translation which reduced sales by $0.6 million. Printing's sales increased to $62.2 million for the six months ended June 30, 1997 from $50.6 million for the comparable period in 1996, an increase of $11.6 million or 22.9%. Excluding the effect of the David M acquisition, Printing sales increased $2.6 million or 5.1%, as a result of modest price increases, higher sales of tubular sleeves, and increased demand for the Company's existing products, mainly in Europe and Mexico. Textiles' sales were $17.5 million for the six months ended June 30, 1997 compared to $16.6 million for the comparable period in 1996; an increase of $0.9 million or 5.4% as a result of increased sales in all markets.

Gross profit increased $4.8 million to $30.2 million for the six months ended June 30, 1997 from $25.4 million for the six months ended June 30, 1996. The acquisition of David M accounted for $2.8 million of this increase. As a percentage of net sales, gross profit remained constant at 37.9% for the six months ended June 30, 1997 and 1996. Excluding David M, gross profit as a percentage of sales increased to 38.8% for the six months ended June 30, 1997. Gross profit was positively impacted by productivity enhancements and higher sales volumes, particularly printing products sales. Gross profit decreased $0.1 million due to foreign currency translation.

SG&A increased to $14.2 million for the six months ended June 30, 1997 from $12.2 million for the comparable period in 1996, an increase of $2.0 million or 16.4% of which, David M accounted for $1.6 million or 13.1%. As a percentage of net sales, SG&A decreased to 17.8% from 18.2%, mainly as a result of SG&A expenses in Europe remaining flat combined with a 14.0% increase in European sales.

Amortization of intangibles decreased to $1.9 million for the six months June 30, 1997 from $3.1 million for the comparable period in 1996, a decrease of $1.2 million as a result of certain employment agreements becoming fully amortized in the first six months of 1997.

Operating income increased to $13.7 million for the six months ended June 30, 1997 from $9.7 million for the comparable period in 1996, an increase of $4.0 million or 41.2%. As a percentage of net sales, operating income increased to 17.2% for the six months ended June 30, 1997 from 14.4% for the comparable period in 1996.

The effective tax rate for the first six months of 1997 was 37.6% compared to 43.1% for the first six months of 1996. The lower effective tax in 1997 is mainly a result of changes in the locations where European profits were generated with more of the profits being generated in markets with lower tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing value added converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as these converters typically carry inventory and maintain printers' receivables.

Cash Flows From Operating Activities. Cash flows from operations for the six months ended June 30, 1997 and June 30, 1996 were $6.8 million and $6.7 million, respectively. Cash flows from operations in 1997 were reduced by a $3.2 million increase in working capital, primarily from increased receivable balances offset by increased accrued liabilities. Cash flows from operations in 1996 were reduced by a $1.6 million increase in working capital, primarily from increased receivable balances offset by a small reduction in inventory balances and increased accrued liabilities.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment have been relatively stable at $3.5, $3.6, and $5.2 million for 1994, 1995 and 1996, respectively. The Company believes that historical capital spending levels are sufficient to maintain its leading market position. The Company expects to fund its annual capital expenditures of $5.0 million to $7.0 million over the next several years from cash flow from operations. Capital expenditures for the six months ended June 30, 1997 were $2.8 million compared to $2.6 million for the six months ended June 30, 1996. During the six months ended June 30, 1997, $1.5 million was received from Flint Ink Corporation as an adjustment to the David M purchase price and a $1.1 million note receivable was collected.

Cash Flows From Financing Activities. Concurrent with the Acquisition, the Company entered into the Credit Agreement with certain banks. The Credit Agreement currently has a maximum borrowing capacity of $72 million and is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary. In conjunction with the Credit Agreement, the Company entered into an agreement with a UK bank in June 1996 to borrow up to $6.2 million, of which, $3.9 million was outstanding at June 30, 1997, the proceeds of which were used to reduce the US line of credit. As of June 30, 1997, the Company had approximately $23.8 million available under the US Credit Agreement and $1.6 million available under the UK Credit Agreement. The Company does not have any scheduled repayment requirements until 1999, other than $0.2 million a quarter due on the UK Credit Agreement. During the six months ended June 30, 1997 and 1996, the Company made $5.0 million and $7.3 million, respectively, in payments on the line of credit associated with the US Credit Agreement and $0.4 million in payments on the UK Credit Agreement during the six months ended June 30, 1997. The Company believes that it will generate sufficient cash flow from operations to meet debt service, working capital and capital expenditure requirements, although no assurance can be given that it will be able to do so. The $1.1 million net increase in cash for the six months ended June 30, 1997 occurred mainly as a result of limitations on when payments could be made on the US line of credit. Subsequent to the end of the quarter, this excess cash was used to pay down on the US line of credit.

                          DAY INTERNATIONAL GROUP, INC.
                           Part II: Other Information

Item 1. Legal Proceedings - None

Item 6. Exhibits and Reports on Form 8-K

         a. No report on Form 8-K was filed during the quarter ended June 30, 1997.
         b.   Exhibits:

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

Date:        July  31, 1997                     /s/ David B. Freimuth
             --------------                     ---------------------
                                                David B. Freimuth
                                                Vice President and
                                                  Chief Financial Officer