Form 10-Q
period 1997-09-30
DAY INTERNATIONAL GROUP INC
filed 1997-10-24
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ..................


Commission File Number 33-93644

                          DAY INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                      31-1436 349
(State or other jurisdiction of                  (I.R.S. Employer ID No.)
incorporation or organization)

  333 West First Street, Dayton, Ohio                  45402-0338
(Address of principal executive offices)               (zip code)


         (937) 224-4000
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of October 21, 1997 was 51,655.5

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                                                  Pages
                                                                                                  -----
Part I:  Financial Information

         Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets as of September 30, 1997
             and December 31, 1996                                                                    3

             Condensed Consolidated Statements of Income for the quarter
             ended September 30, 1997 and 1996                                                        4

             Condensed Consolidated Statements of Income for the nine months
             ended September 30, 1997 and 1996                                                        5

             Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1997 and 1996                                                        6

             Notes to Condensed Consolidated Financial Statements                                7 - 13

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     14 - 17

Part II:  Other Information

         Item 1 - Legal Proceedings                                                                  18

         Item 6 - Exhibits and Reports on Form 8-K                                                   18

         Signature                                                                                   18

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          DAY INTERNATIONAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          SEPTEMBER 30,     DECEMBER 31,
              ASSETS                                          1997             1996
                                                          -------------     ------------
Cash and cash equivalents                                  $     664        $   5,433
Accounts receivable, net of allowance                         21,589           17,171
Inventories                                                   15,904           16,355
Prepaid expenses and other current assets                      1,687            3,630
Deferred income taxes                                          3,338            3,389
                                                           ---------        ---------
              Total current assets                            43,182           45,978

Property, plant and equipment, net                            44,856           45,289
Goodwill and other intangibles                               138,868          145,018
Other assets                                                   1,413            1,601
                                                           ---------        ---------
              Total assets                                 $ 228,319        $ 237,886
                                                           =========        =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $   6,602        $   7,453
Accrued associate - related costs and other expenses          15,926           14,004
Interest payable                                               3,867            1,068
Current maturities of long-term debt                             754              803
                                                           ---------        ---------
              Total current liabilities                       27,149           23,328

Long-term and subordinated long-term debt                    133,722          152,116
Deferred tax liabilities                                       3,462            3,513
Other long term liabilities                                    6,343            6,195

Commitments and contingencies                                     --               --
                                                           ---------        ---------
              Total liabilities                              170,676          185,152

Stockholders' equity:
    Common stock                                                   1                1
    Additional paid in capital                                51,651           51,531
    Retained earnings                                          7,513            1,780
    Foreign currency translation adjustment                   (1,522)            (578)
                                                           ---------        ---------
              Total stockholders' equity                      57,643           52,734
                                                           ---------        ---------
        Total liabilities and stockholders' equity         $ 228,319        $ 237,886
                                                           =========        =========


See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED September 30, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                     1997          1996
                                                                   --------      ---------
Net sales                                                          $42,406       $ 33,959
Costs of goods sold                                                 26,203         20,885
                                                                   -------       --------
Gross profit                                                        16,203         13,074
Selling, general and administrative
   expenses                                                          7,147          5,927
Amortization of intangibles                                            704          1,602
Management fees                                                        230            200
                                                                   -------       --------
Operating income                                                     8,122          5,345
Interest expense (including amortization of
    deferred financing costs of $241 - 1997 and $250 - 1996)         3,972          4,036
Other (income) expense                                                 638            (98)
                                                                   -------       --------
Income before income taxes                                           3,512          1,407
Provision for income taxes                                           1,233            372
                                                                   -------       --------
Net income                                                         $ 2,279       $  1,035
                                                                   =======       ========

   See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                      1997            1996
                                                                    --------       ---------
 Net sales                                                          $122,034       $ 101,080
 Costs of goods sold                                                  75,609          62,542
                                                                    --------       ---------
 Gross profit                                                         46,425          38,538
 Selling, general and administrative
     expenses                                                         21,311          18,122
 Amortization of intangibles                                           2,627           4,744
 Management fees                                                         690             660
                                                                    --------       ---------
 Operating income                                                     21,797          15,012
 Interest expense (including amortization of
     deferred financing costs of $724 - 1997 and $750 - 1996)         12,133          12,277
 Other (income) expense                                                  617             (64)
                                                                    --------       ---------
 Income before income taxes                                            9,047           2,799
 Provision for income taxes                                            3,314             971
                                                                    --------       ---------
 Net income                                                         $  5,733       $   1,828
                                                                    ========       =========

     See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                 (IN THOUSANDS)

                                                               1997            1996
                                                             --------        --------
OPERATING ACTIVITIES
  Net income                                                 $  5,733        $  1,828
  Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                           10,027          11,276
       Changes in operating assets and liabilities             (1,009)          2,663
                                                             --------        --------
           Net cash provided by operating activities           14,751          15,767
                                                             --------        --------

INVESTING ACTIVITIES
  Capital expenditures                                         (3,897)         (3,988)
  Other                                                         2,619          (1,587)
                                                             --------        --------
           Net cash used in investing activities               (1,278)         (5,575)
                                                             --------        --------

FINANCING ACTIVITIES
  Net payments on revolving credit facility                   (18,206)        (11,423)
  Sale of common shares                                           120              55
  Purchase of common shares                                                      (120)
  Proceeds from UK credit facility                                 --           4,320
                                                             --------        --------
           Net cash used in financing activities              (18,086)         (7,168)
                                                             --------        --------


  Effects of exchange rates on cash                              (156)            (50)
                                                             --------        --------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) in cash and cash equivalents         (4,769)          2,974
  Cash and cash equivalents at beginning of period              5,433           3,769
                                                             --------        --------
  Cash and cash equivalents at end of period                 $    664        $  6,743
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

B. INVENTORIES - The components of inventories are as follows:

                    September 30,         December 31,
                       1997                  1996
                      -------               -------
Finished goods        $ 8,752               $ 9,118
Work-in-process         4,048                 4,115
Raw materials           3,104                 3,122
                      -------               -------

     Total            $15,904               $16,355
                      =======               =======

C. CONTINGENCIES - Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. The Company's previous parent and its parent, M.A. Hanna, have agreed to indemnify the Company for certain of the costs associated with these matters

D. SUPPLEMENTAL CONSOLIDATING INFORMATION - In April 1995, the Company purchased Day International, Inc. ("Day"). The acquisition was financed through equity, term and revolving credit facilities and senior subordinated debt (the "Notes"). In connection with the Acquisition, Day became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day) and provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day are not guarantors with respect to the Notes and are not anticipated to have any credit arrangements senior to the Notes except for the $2.0 million borrowing by the UK subsidiary, as of September 30, 1997, under the Credit Agreement. All of the assets of Day and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. The following are the supplemental combining condensed balance sheets as of September 30, 1997 and

December 31, 1996 and the supplemental combining condensed statements of income for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.


Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
September 30, 1997

                                               DAY              DAY
                                           International   International  Non Guarantor
                                            Group, Inc.         Inc.       Subsidiaries   Eliminations   Consolidated
                                           -------------    (Guarantor)   -------------   ------------   ------------
                                                           -------------
ASSETS
  Cash & cash equivalents                    $    582       $  (1,597)       $ 1,679                        $    664
  Accounts receivable - net                                    12,885          8,704                          21,589
  Inventories                                                  10,620          5,284                          15,904
  Other assets                                     --           3,257          1,768                           5,025
                                             --------       ---------        -------       ---------        --------
      TOTAL CURRENT ASSETS                        582          25,165         17,435              --          43,182

  Intercompany                                132,500             583                      $(133,083)             --
  Property, plant and equipment - net                          35,836          9,020                          44,856
  Investment in subsidiaries                   68,148          21,728                        (89,876)
  Intangibles and other assets                                135,027          5,254                         140,281
                                             --------       ---------        -------       ---------        --------

TOTAL ASSETS                                 $201,230       $ 218,339        $31,709       $(222,959)       $228,319
                                             ========       =========        =======       =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                           $     --       $   3,565        $ 3,197       $    (160)       $  6,602
  Accrued associate related costs
      and other expenses                                       11,262          4,664              --          15,926
  Interest payable                              3,748                            119                           3,867
  Current maturities of long-term debt             --              --            754                             754
                                             --------       ---------        -------       ---------        --------
      TOTAL CURRENT LIABILITIES                 3,748          14,827          8,734            (160)         27,149

  Intercompany                                  5,817         126,773            333        (132,923)             --
  Long-term and
      Subordinated long-term debt             132,500                          1,222                         133,722
  Long-term post retirement
       benefits and other                                       7,144          2,661                           9,805
  Total stockholders' equity                   59,165          69,595         18,759         (89,876)         57,643
                                             --------       ---------        -------       ---------        --------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $201,230       $ 218,339        $31,709       $(222,959)       $228,319
                                             ========       =========        =======       =========        ========

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
December 31, 1996

                                              DAY              DAY
                                         International    International    Non Guarantor
                                          Group, Inc.         Inc.         Subsidiaries     Eliminations     Consolidated
                                            --------       (Guarantor)      --------        ------------        --------
                                                          -------------
ASSETS
  Cash & cash equivalents                   $  2,757        $   (726)        $ 3,402                             $ 5,433
  Accounts receivable - net                                    9,139           8,032                              17,171
  Inventories                                                 10,780           5,575                              16,355
  Other assets                                                 6,118             901                               7,019
                                            --------       ---------        --------        ------------        --------
      TOTAL CURRENT ASSETS                     2,757          25,311          17,910                  --          45,978

  Intercompany                               148,500             583                        $   (149,083)             --
  Property, plant and equipment - net                         36,112           9,177                              45,289
  Investment in subsidiaries                  62,410          19,218                             (81,628)             --
  Intangibles and other assets                               141,320           5,299                             146,619
                                            --------       ---------        --------        ------------        --------

TOTAL ASSETS                                $213,667       $ 222,544        $ 32,386        $   (230,711)       $237,886
                                            ========       =========        ========        ============        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                          $     --       $   4,878        $  2,919        $       (344)       $  7,453
  Accrued associate related costs
      and other expenses                                      10,703           3,301                              14,004
Interest payable                               1,068                                                               1,068
Current maturities of long-term debt                                             803                                 803
                                            --------       ---------        --------        ------------        --------
      TOTAL CURRENT LIABILITIES
                                               1,068          15,581           7,023                (344)         23,328

  Intercompany                                10,787         137,536             415            (148,738)             --
  Long-term and
      subordinated long-term debt            148,500                           3,616                             152,116
  Long-term post retirement
       benefits and other                                      6,921           2,787                               9,708
  Total stockholders' equity                  53,312          62,506          18,545             (81,629)         52,734
                                            --------       ---------        --------        ------------        --------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $213,667       $ 222,544        $ 32,386        $   (230,711)       $237,886
                                            ========       =========        ========        ============        ========

Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the quarter ended September 30, 1997

                                                        Day              Day
                                                   International    International,   Non Guarantor
                                                    Group, Inc.    Inc. (Guarantor)  Subsidiaries     Eliminations    Consolidated
                                                   -------------   ----------------  -------------    ------------    -----------
Net sales                                            $    --          $ 32,144          $10,262         $    --          $42,406

Cost of goods sold                                                      19,089            7,114              --           26,203
                                                     -------          --------          -------         -------          -------

    Gross profit                                          --            13,055            3,148              --           16,203

Selling, general and administrative expenses              12             5,319            1,816                            7,147
Amortization of intangibles                                                693               11                              704
Management fees                                                            230                                               230
                                                     -------          --------          -------         -------          -------

    Operating income (loss)                              (12)            6,813            1,321              --            8,122

Other expenses <income>:
    Equity in earnings of subsidiaries                (2,284)             (848)                           3,132               --
    Interest expense                                      --             3,893               79                            3,972
    Other (income) expense                                (4)              568               74                              638
                                                     -------          --------          -------         -------          -------

    Income before income taxes                         2,276             3,200            1,168          (3,132)           3,512

Provision (benefit) for income taxes                      (3)              916              320                            1,233
                                                     -------          --------          -------         -------          -------

    Net Income                                       $ 2,279          $  2,284          $   848         $(3,132)         $ 2,279
                                                     =======          ========          =======         =======          =======




Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the quarter ended September 30, 1996

                                                        Day              Day
                                                   International    International,   Non Guarantor
                                                    Group, Inc.    Inc. (Guarantor)  Subsidiaries     Eliminations    Consolidated
                                                   -------------   ----------------  -------------    ------------    -----------
Net sales                                            $    --          $ 25,247          $ 8,712          $    --          $ 33,959

Cost of goods sold                                                      14,963            5,922                             20,885
                                                     -------          --------          -------          -------          --------

    Gross profit                                          --            10,284            2,790               --            13,074

Selling, general and administrative expenses              39             4,002            1,886                              5,927
Amortization of intangibles                                              1,590               12                              1,602
Management fees                                                            200                                                 200
                                                     -------          --------          -------          -------          --------

    Operating income (loss)                              (39)            4,492              892               --             5,345

Other expenses <income>:
   Equity in earnings of subsidiaries                 (1,045)             (726)                            1,771                --
   Interest expense                                       --             3,965               71                              4,036
   Other (income) expense                                (22)                4              (80)                               (98)
                                                     -------          --------          -------          -------          --------

    Income before income taxes                         1,028             1,249              901           (1,771)            1,407

Provision (benefit) for income taxes                      (7)              204              175                                372
                                                     -------          --------          -------          -------          --------

    Net Income                                       $ 1,035          $  1,045          $   726          $(1,771)         $  1,035
                                                     =======          ========          =======          =======          ========

Day International Group, Inc.
 Supplemental Combining Condensed Statement of Income
 For the Nine Months ended September 30, 1997

                                                        Day              Day
                                                   International    International,   Non Guarantor
                                                    Group, Inc.    Inc. (Guarantor)  Subsidiaries     Eliminations    Consolidated
                                                   -------------   ----------------  -------------    ------------    -----------
Net sales                                            $    --          $ 91,814          $30,220         $     --          $122,034

Cost of goods sold                                                      55,057           20,552               --            75,609
                                                     -------          --------          -------         --------          --------

      Gross profit                                        --            36,757            9,668               --            46,425

Selling, general and administrative expenses              39            15,561            5,711                             21,311
Amortization of intangibles                                              2,593               34                              2,627
Management fees                                                            690               --                                690
                                                     -------          --------          -------         --------          --------

      Operating income (loss)                            (39)           17,913            3,923               --            21,797

Other expenses <income>:
   Equity in earnings of subsidiaries                 (5,738)           (2,382)                            8,120                --
   Interest expense                                       --            11,850              283                             12,133
   Other (income) expense                                (31)              562               86                                617
                                                     -------          --------          -------         --------          --------

      Income before income taxes                       5,730             7,883            3,554           (8,120)            9,047

Provision (benefit) for income taxes                      (3)            2,145            1,172                              3,314
                                                     -------          --------          -------         --------          --------

      Net Income                                     $ 5,733          $  5,738          $ 2,382         $ (8,120)         $  5,733
                                                     =======          ========          =======         ========          ========


Day International Group, Inc.
Supplemental Combining Condensed Statement of Income
For the Nine Months ended September 30, 1996

                                                        Day              Day
                                                   International    International,   Non Guarantor
                                                    Group, Inc.    Inc. (Guarantor)  Subsidiaries     Eliminations    Consolidated
                                                   -------------   ----------------  -------------    ------------    -----------
   Net sales                                          $    --          $ 74,956          $26,124         $    --          $ 101,080

   Cost of goods sold                                                    44,947           17,595                             62,542
                                                      -------          --------          -------         -------          ---------

         Gross profit                                      --            30,009            8,529              --             38,538

   Selling, general and administrative expenses           147            12,158            5,817                             18,122
   Amortization of intangibles                                            4,572              172                              4,744
   Management fees                                                          660               --                                660
                                                      -------          --------          -------         -------          ---------

         Operating income (loss)                         (147)           12,619            2,540              --             15,012

   Other expenses <income>:
      Equity in earnings of subsidiaries               (1,881)           (1,510)                           3,391                 --
      Interest expense                                     --            12,187               90                             12,277
      Other (income) expense                              (60)             (118)             114                                (64)
                                                      -------          --------          -------         -------          ---------

         Income before income taxes                     1,794             2,060            2,336          (3,391)             2,799

   Provision (benefit) for income taxes                   (34)              179              826                                971
                                                      -------          --------          -------         -------          ---------

         Net Income                                   $ 1,828          $  1,881          $ 1,510         $(3,391)         $   1,828
                                                      =======          ========          =======         =======          =========

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the nine months ended September 30, 1997

                                                           Day              Day
                                                      International    International,   Non Guarantor
                                                       Group, Inc.    Inc. (Guarantor)  Subsidiaries     Eliminations   Consolidated
                                                      -------------   ----------------  -------------    ------------   -----------
Operating Activities:
Net Income                                                $  5,733        $  5,738        $ 2,382        $    (8,120)      $  5,733
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                           8,844          1,183                            10,027
     Equity in earning of subsidiaries                      (5,738)         (2,382)                            8,120             --
     Changes in operating assets and liabilities             2,681          (3,737)          (282)               329         (1,009)
                                                          --------        --------        -------        -----------       --------

Net cash provided by operating activities                    2,676           8,463          3,283                329         14,751

Investing Activities:
  Capital expenditures                                                      (2,542)        (1,355)                           (3,897)
  Other                                                                      2,619             --                 --          2,619
                                                          --------        --------        -------        -----------       --------

Net cash (used in) provided by investing activities             --              77         (1,355)                --         (1,278)

Financing Activities:
  Net payments on revolving credit facility                (16,000)                        (2,206)                          (18,206)
Sale of common shares                                          120                                                              120
                                                          --------        --------        -------        -----------       --------
Net cash used in financing activities                      (15,880)             --         (2,206)                --        (18,086)

Intercompany transfers                                      11,029         (10,661)           (39)              (329)            --
Dividend                                                                     1,250         (1,250)
Effects of exchange rates on cash                                                            (156)                             (156)
                                                          --------        --------        -------        -----------       --------


Cash and Cash Equivalents:
  Net decrease in cash and cash equivalents                 (2,175)           (871)        (1,723)                --         (4,769)
  Cash and cash equivalents at beginning of period           2,757            (726)         3,402                             5,433
                                                          --------        --------        -------        -----------       --------
  Cash and cash equivalents at end of period              $    582        $ (1,597)       $ 1,679        $        --       $    664
                                                          ========        ========        =======        ===========       ========

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the nine months ended September 30, 1996

                                                           DAY              DAY
                                                      International    International     Non Guarantor
                                                       Group, Inc.    Inc. (Guarantor)    Subsidiaries   Eliminations   Consolidated
                                                      -------------   ----------------   -------------   ------------   ------------
Operating Activities:
Net Income                                              $  1,828          $ 1,881            $ 1,510       $(3,391)       $  1,828
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                            10,174              1,102                        11,276
  Equity in earning of subsidiaries                       (1,881)          (1,510)                           3,391              --
  Changes in operating assets and liabilities              2,925           (1,115)               731           122           2,663
                                                      -----------------------------------------------------------------------------

Net cash provided by operating activities                  2,872            9,430              3,343           122          15,767

Investing Activities:
 Capital expenditures                                                      (2,861)            (1,127)                       (3,988)
 Other                                                                     (1,273)              (632)          318          (1,567)
                                                      -----------------------------------------------------------------------------

Net cash used in investing activities                         --           (4,134)            (1,759)          318          (5,575)

Financing Activities:
 Net payments on revolving credit facility               (11,250)                                                          (11,250)
 Proceeds from UK credit facility                             --                               4,320                         4,320
 Payments on UK credit facility                                                                 (173)                         (173)
 Sale of common shares                                        55                                                                55
 Purchase of common shares                                  (120)                                                             (120)
                                                      -----------------------------------------------------------------------------

Net cash (used in) provided by financing activities      (11,315)              --              4,147            --           (7,168)

Intercompany transfers                                    11,901           (5,784)            (5,677)         (440)              --
Effects of exchange rates on cash                                                                (50)                           (50)
                                                      -----------------------------------------------------------------------------

Cash and Cash Equivalents:
 Net increase (decrease) in cash and cash equivalents      3,458             (488)                 4            --            2,974
 Cash and cash equivalents at beginning of period            403               87              3,279                          3,769
                                                      -----------------------------------------------------------------------------
 Cash and cash equivalents at end of period             $  3,861          $  (401)           $ 3,283       $    --        $   6,743
                                                      =============================================================================

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

                                           Three Months                        Nine Months
                                           Ended September 30                  Ended September 30
                                           ------------------                  ------------------
                                      1997               1996               1997               1996
                                      ----               ----               ----               ----
                                   $         %         $       %        $         %        $         %
                                  ---      ---        ---     ---      ---        ---     ---        ---
Net sales......................  42.4     100.0      34.0    100.0    122.0     100.0    101.1     100.0
Costs of goods sold............  26.2      61.8      20.9     61.5     75.6      62.0     62.5      61.8
Gross profit...................  16.2      38.2      13.1     38.5     46.4      38.0     38.5      38.2
SG&A...........................   7.1      16.7       5.9     17.4     21.3      17.5     18.2      18.0
Amortization of intangibles....   0.7       1.7       1.6      4.7      2.6       2.1      4.7       4.6
Management Fees................   0.2       0.5       0.2      0.6      0.7       0.6      0.7       0.7
Operating income...............   8.1      19.1       5.3     15.6     21.8      17.9     15.0      14.8

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net sales increased to $42.4 million for the three months ended September 30, 1997 from $34.0 million for the comparable period in 1996, an increase of $8.4 million or 24.7%. Sales volumes increased by $9.2 million or 27.1% offset by the effect of foreign currency translation of $0.8 million or 2.4%. Printing's sales increased to $34.3 million for the three months ended September 30, 1997 from $25.6 million for the comparable period in 1996, an increase of $8.7 million or 34.0%. Printing sales volumes increased $9.5 million or 37.1%, of which, $5.0 million or 19.5% relates to the acquisition of David M on December 31, 1996. The remaining increase of $4.5 million or 17.6% was a result of modest price increases, higher sales of tubular sleeves and increased demand for the Company's existing products in the U.S., Europe and the Pacific Rim offset by lower sales into Latin America. Foreign currency translation reduced Printing's revenue by $0.8 million or 3.1%. Textiles' sales were $8.1 million for the three months ended September 30, 1997 compared to $8.3 million for the comparable period in 1996, a decrease of $0.2 million or 2.4% mainly as a result of lower sales to the Pacific Rim market. Foreign currency translation had no significant impact on Textile's sales this quarter.

Gross profit increased $3.1 million to $16.2 million for the three months ended September 30, 1997 from $13.1 million for the three months ended September 30, 1996. The acquisition of David M contributed $1.5 million of the increase. As a percentage of net sales, gross profit decreased to 38.2% for the three months ended September 30, 1997 from 38.5% for the comparable period in 1996. Foreign currency translation reduced gross profit $0.1 million or 0.3%. Excluding the effects of the David M acquisition and foreign currency translation, gross profit as a percentage of sales increased slightly to 38.7% for the quarter ended September 30, 1997.

SG&A increased to $7.1 million for the three months ended September 30, 1997 from $5.9 million for the comparable period in 1996, an increase of $1.2 million or 20.3%. In the quarter ended September 30, 1997, the acquisition of David M accounted for $0.8 million of SG&A expenses and foreign currency translation reduced SG&A by $0.2 million. As a percentage of net sales, SG&A decreased to 16.7% from 17.4%, mainly as a result of improved cost controls in Europe.

Amortization of intangibles decreased to $0.7 million for the three months September 30, 1997 from $1.6 million for the comparable period in 1996 as a result of certain employment agreements becoming fully amortized in the first quarter of 1997.

Operating income increased to $8.1 million for the three months ended September 30, 1997 from $5.3 million for the comparable period in 1996, an increase of $2.8 million or 52.8%. As a percentage of net sales, operating income increased to 19.1% for the three months ended September 30, 1997 from 15.6% for the comparable period in 1996.

The effective tax rate for the third quarter of 1997 was 35.1% compared to 26.4% for the third quarter of 1996. The effective tax in 1997 and 1996 are lower than the federal statutory rates, primarily, as a result of low European tax rates as a result of European profits being generated in markets with lower effective tax rates.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net sales increased to $122.0 million for the nine months ended September 30, 1997 from $101.1 million for the comparable period in 1996, an increase of $20.9 million or 20.7%, of which, $14.0 million or 13.8% relates to the acquisition of David M on December 31, 1996. For the nine months ended September 30, 1997, excluding the effect of the David M acquisition, sales volumes were $8.6 million or 8.5% higher offset by the impact of foreign currency translation which reduced sales by $1.7 million or 1.7%. Printing's sales increased to $96.4 million for the nine months ended September 30, 1997 from $76.2 million for the comparable period in 1996, an increase of $20.2 million or 26.5%. Excluding the effect of the David M acquisition, Printing sales increased $6.4 million or 8.4%, as a result of modest price increases, higher sales of tubular sleeves and increased demand for the Company's existing products, mainly in Europe and

Mexico. Textiles' sales were $25.6 million for the nine months ended September 30, 1997 compared to $24.9 million for the comparable period in 1996; an increase of $0.7 million or 2.8% as a result of increased sales in the U.S., Latin America and Europe with slightly lower sales to the Pacific Rim.

Gross profit increased $7.9 million to $46.4 million for the nine months ended September 30, 1997 from $38.5 million for the nine months ended September 30, 1996. The acquisition of David M accounted for $4.3 million of this increase. As a percentage of net sales, gross profit remained relatively constant at 38.0% for the nine months ended September 30, 1997 compared to 38.2% for the nine months ended September 30, 1996. Excluding David M, gross profit as a percentage of sales increased to 39.0% for the nine months ended September 30, 1997. Gross profit was positively impacted by productivity enhancements and higher sales volumes, particularly printing products sales. Gross profit decreased $0.3 million due to foreign currency translation.

SG&A increased to $21.3 million for the nine months ended September 30, 1997 from $18.2 million for the comparable period in 1996, an increase of $3.1 million or 17.0% of which, David M accounted for $2.4 million or 13.2%. As a percentage of net sales, SG&A decreased to 17.5% from 18.0%, mainly as a result of SG&A expenses in Europe remaining relatively constant combined with a 15.6% increase in European sales.

Amortization of intangibles decreased to $2.6 million for the nine months September 30, 1997 from $4.7 million for the comparable period in 1996, a decrease of $2.1 million as a result of certain employment agreements becoming fully amortized in the first nine months of 1997.

Operating income increased to $21.8 million for the nine months ended September 30, 1997 from $15.0 million for the comparable period in 1996, an increase of $6.8 million or 45.3%. As a percentage of net sales, operating income increased to 17.9% for the nine months ended September 30, 1997 from 14.8% for the comparable period in 1996.

The effective tax rate for the first nine months of 1997 was 36.6% compared to 34.7% for the first nine months of 1996. The effective tax rates in 1997 and 1996 are lower than the federal statutory rates, primarily, as a result of European profits being generated in markets with lower tax rates.

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

Cash Flows From Operating Activities. Cash flows from operations for the nine months ended September 30, 1997 and September 30, 1996 were $14.8 million and $15.8 million, respectively. Cash flows from operations in 1997 were reduced by a $1.0 million increase in working capital, primarily from increased receivable balances partially offset by increased accrued liabilities. Cash flows from operations in 1996 were increased by a $2.7 million decrease in working capital, primarily from increased accrued interest payable.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment have been relatively stable at $3.5, $3.6, and $5.2 million for 1994, 1995 and 1996, respectively. The Company believes that historical capital spending levels are sufficient to maintain its leading market position. The Company expects to fund its annual capital expenditures of $5.0 million to $7.0 million over the next several years from cash flow from operations. Capital expenditures for the nine months ended September 30, 1997 were $3.9 million compared to $4.0 million for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, $1.5 million was received from Flint Ink Corporation as an adjustment to the David M purchase price and a $1.1 million note receivable was collected.

Cash Flows From Financing Activities. Concurrent with the Acquisition, the Company entered into the Credit Agreement with certain banks. The Credit Agreement currently has a maximum borrowing capacity of $72 million and is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary. In conjunction with the Credit Agreement, the Company entered into an agreement with a UK bank in June 1996 to borrow up to $6.2 million, of which, $2.0 million was outstanding at September 30, 1997, the proceeds of which were used to reduce the US line of credit. As of September 30, 1997, the Company had approximately $36.5 million available under the US Credit Agreement and $4.2 million available under the UK Credit Agreement. The Company does not have any scheduled repayment requirements until 1999, other than $0.2 million a quarter due on the UK Credit Agreement. During the nine months ended September 30, 1997 and 1996, the Company made $16.0 million and $11.3 million, respectively, in payments on the line of credit associated with the US Credit Agreement and $2.2 million and $0.1 million in payments on the UK Credit Agreement during the nine months ended September 30, 1997 and 1996, respectively. The Company believes that it will generate sufficient cash flow from operations to meet debt service, working capital and capital expenditure requirements, although no assurance can be given that it will be able to do so.

American Industrial Partners (AIP), the principle owners of the Company, has announced its intention to evaluate AIP's strategic alternatives with respect to its investment in Day. AIP and the Company have engaged Goldman Sachs & Co. to assist in this process. No assurances can be given as to the terms or timing of any eventual transactions.

                          DAY INTERNATIONAL GROUP, INC.
                           Part II: Other Information

Item 1. Legal Proceedings - None

Item 6. Exhibits and Reports on Form 8-K

       a. No report on Form 8-K was filed during the quarter ended September 30, 1997.
       b.  Exhibits:

             27    Financial Data Schedule




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Day International Group, Inc.
                                             -----------------------------
                                                      (Registrant)

Date:       October 21, 1997                        /s/ David B. Freimuth
            ----------------                        ---------------------
                                                      David B. Freimuth
                                                      Vice President and
                                                      Chief Financial Officer