Form 10-K405
period 1997-12-31
DAY INTERNATIONAL GROUP INC
filed 1998-03-13
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 33-93644

                          DAY INTERNATIONAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                      31-1436349
     -----------------------                  --------------------------------
    (State of Incorporation)                  (IRS Employer Identification No.)

                   130 WEST SECOND STREET, DAYTON, OHIO 45402
                   ------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           (937)  224-4000

Securities Registered Pursuant to Section 12 (b) of the Act:  None

Securities Registered Pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                      ---------   ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At the close of business on March 13, 1998:
         Number of shares of Common Stock outstanding              51,762.5
         Aggregate market value of the Company's voting
           stock held by non-affiliates                               $ 0

DOCUMENTS INCORPORATED BY REFERENCE - None.

Except as otherwise stated or unless the context otherwise requires, references to the "Company" include Day International Group, Inc., a Delaware corporation which is the Registrant, and each of its subsidiaries. The Company's address is P.O. Box 338, 130 West Second Street, Dayton, Ohio 45401-0338, and its telephone number is (937) 224-4000.

Except as otherwise stated, the information contained in this report is given as of December 31, 1997, the end of the Company's last fiscal year.

SAFE HARBOR STATEMENT; INDUSTRY DATA

Certain information contained in this report, particularly information regarding future economic performance and finances, plans and objectives of management, is forward-looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the effect of leverage, including the limitations imposed by the Company's various debt instruments; risk related to significant operations in foreign countries; competition in the Company's markets; the timely development and market acceptance of new products; the impact of competitive products and pricing; the effect of changing general and industry specific economic conditions; the impact of environmental regulations; and the potential for technology obsolescence.

Market data used throughout this report was obtained from internal company surveys and industry publications. Industry publications generally indicate that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. The Company has not independently verified any of such market data. Similarly, internal company surveys, while believed by the Company to be reliable, have not been verified by any independent sources.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

The Company is one of the world's leading producers of precision engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and fiber handling products for the textile industry. The Company's printing components division ("Image Transfer") is the world's largest designer, manufacturer and marketer of high-quality printing blankets and sleeves for use in offset printing. The Company estimates that in 1997 it had the number one market share in printing blankets and sleeves in the United States and Canada and worldwide with approximately a 44% share and a 32% share in each market, respectively. The Company's textiles component division ("Textiles") is one of the largest U.S. manufacturers and marketers of precision engineered rubber cots, aprons and other fabricated rubber fiber handling components sold to textile yarn spinners worldwide. The Company estimates that in 1997 its share of the U.S. market for spinning cots and aprons was approximately 42%. In 1997, Image Transfer and Textiles contributed 79% and 21%, respectively, of the Company's total sales.

Printing blankets are highly engineered products manufactured to narrow tolerances and precise specifications. They are composed of multiple layers of fabric, rubber and adhesives which determine performance features on the printing press and overall quality of the printing job. Printing sleeves are highly engineered "tubular" blankets designed to operate at speeds 20% to 30% faster than those of standard presses. Blankets and sleeves accept ink from cylindrical printing plates and transfer it to a broad range of paper stocks and other substrates. Blankets and sleeves are a major determinant of the quality of the image resolution and consistency of the printed material, as they are required to perform consistently over a broad range of press speeds and printing pressures with a wide variety of papers, inks and other chemicals. Blankets and sleeves are consumable and are replaced at regular intervals depending on the process used and printing requirements. Due to the importance of blankets and sleeves in determining the overall quality of the printing job, and because their cost typically represents less than 1% of the cost of the printed page, price is a secondary factor in the end-user's purchase decision.

Offset is the primary printing process for long-run, high-speed applications, such as the printing of magazines, annual reports, catalogs, direct mail and newspapers. Flexographic and digital, two other printing processes, are currently used primarily in short-run, lower speed applications, such as for printing brochures and packaging material. According to industry sources, in 1996 the United States and Canadian markets for offset, flexographic and digital printing were estimated at $118 billion, $45 billion and $12 billion, respectively (measured by value of material printed). The Company believes that applications for image transfer products within flexographic and digital printing processes will increase significantly and that advances in digital technologies will complement offset printing processes. The Company believes that it is an industry leader in the development of printing blankets, sleeves and belts for use in digital printing. The Company is currently developing sleeves for use in the flexographic process, as well as exploring other approaches to entering the flexographic sleeve market. Due to the large number of offset printing presses installed in the United States, management expects that the offset process will continue to be the method of choice for high-quality, low-cost long runs, and currently nearly all of the sales of Image Transfer are generated by products designed for use in offset printing.

The Company, through its Textiles division, also manufactures highly engineered rubber rollers known as cots and flexible belts known as aprons for utilization in yarn spinning machinery. Cots and aprons are used to draw and twist fibers into yarn. Industry reports characterize the United States as the most technologically advanced producer of textile products in the world. According to industry sources, yarn production in the United States increased approximately 36% from 1988 to 1996, with exports increasing even more rapidly during that period. As a result of technological improvements in automated high-speed spinning frames, customers are demanding cots and aprons of higher quality and greater flexibility to meet their specialized needs and are willing to pay a premium for cots and aprons that meet these standards. The Company is known throughout the world as a leader in technological innovation and quality and has the broadest line of cots and aprons and related products of any domestic manufacturer.

IMAGE TRANSFER

Industry

Industry sources estimate that the size of the offset printing market (measured by value of material printed using the offset printing process) was approximately $118 billion in 1996 and is forecasted to grow to approximately $128 billion in 2002. In an effort to maintain offset printing's technological and cost advantages, press manufacturers have continually invested in research and development to introduce improved presses that are more efficient by operating at faster run speeds, offering enhanced flexibility and reducing setup time. Industry sources estimate that annual sales of new offset presses will be approximately $10 billion in 1998, with a 20 year average life expectancy of each press. The Heidelberg M-3000 press is an example of the next generation of offset printing presses which have increased the maximum web speed to 3,000 feet of paper per minute versus the industry norm of 2,000 feet of paper per minute.

In addition to lowering costs, offset printers are constantly striving to improve the quality of their printed product. The cost of the printing blankets and sleeves represents less than 1% of the overall cost of the printed page, but they are critical to the quality of the product and the efficiency of the printing press. The factors most critical to the printer are the image resolution, which is achievable with a particular printing blanket or sleeve, the consistency of the printing output over long printing runs, the number of images that can be printed by the printing blanket or sleeve over its useful life relative to its cost, and the ability of the printing blanket or sleeve to operate within prescribed parameters utilizing a variety of substrates, inks and chemicals. As a result, high-quality blankets and sleeves will continue to be important in achieving maximum press performance by both the new and the existing installed equipment.

Industry reports forecast that alternative printing processes, such as digital and flexography, will provide some short-run print jobs with enhanced quality and increased flexibility. Digital printing, the electronic conveyance of image to substrate, is estimated to grow by approximately 14% to 16% over the next five years (based on various industry sources). Currently, this process is used primarily for short runs, such as for the printing of specialized catalogs, brochures and price lists. Developments in digital technology are expected to impact the printing industry, in general, and the offset process, in particular, in two different ways.

Digital laser technology is being used to image thermally the offset plate for existing and new offset presses in place of the traditional film-based imaging method. The principal benefit of these methods is expected to be the elimination of certain pre-press activities involving the preparation of film and plates. Approximately 15% of all offset plates are digitally-imaged from computer-generated image creation and storage devices. Within the next ten years, it is expected that the percentage of plates which are digitally imaged will increase to 80%. This shift in technology will have a positive impact on the offset process through improved print quality, reduced set-up times, and shorter run length capability. These advances will benefit the Company because a transfer medium, such as a printing blanket or sleeve, between the plate and the substrate will continue to be required. In conjunction with the companies working on these new printing machine technologies, the Company is developing blankets, sleeves and belts to address the strong demand generated by digital enhancements to the offset process.

In addition to its use in the pre-press process, digital technology is used in some types of new reproduction equipment. Most of this equipment combines the ability to create the image on the press (direct to press) with the traditional forms of offset reproduction using a blanket or sleeve. However, some of this new equipment uses processes, such as electro-photography, that create the image digitally and transfer it directly to paper without the use of a blanket or sleeve. Although such approaches are viable, currently their cost benefits diminish rapidly in long printing runs (run lengths in excess of 1,000 copies) as the color and quality of the printed image in long runs do not compare favorably with those printed by the offset process. This market, commonly called Short Run Color Printing, is driven by the demand for color documents and personalization of documents. This market is expected to grow at a faster rate than the traditional offset demand, but will create incremental demand and not replace offset.

Flexographic printing uses a raised image flexible plate on a cylinder or replaceable sleeve, which permits printing on a variety of substrates such as plastic, paper and cardboard and generally results in the image being transferred to be of high quality. As measured by the value of image transfer products sold, the current size of this market is estimated at approximately $50 million and is forecasted to grow at an annual rate of 6% to 8%. This process is primarily associated with the packaging market but is also used for catalogs and periodicals. The flexible plates are used on many short run repeat jobs, and are therefore taken on and off the press several times a month. Many flexographic printers produce thousands of different images, and each of the images requires its own plate which may be mounted on a replaceable carrier sleeve. The Company intends to focus on providing the replaceable carrier sleeves which are standard equipment on flexographic presses.

Despite advancements in these other technologies, few rival the print quality, flexibility, price and speed of offset technology. Management expects that the offset process will remain the method of choice for high-quality low cost long runs. This is evidenced by the $10 billion dollars of annual sales of new presses. In addition, the large installed base of offset printing presses, including approximately 300,000 presses in the United States alone, creates a substantial cost for switching to alternative technologies should those technologies rival offset printing at some time in the future.

Products

The Company offers a full line of high-quality, name brand printing blankets and sleeves to both web-fed (continuous roll) and sheet-fed (individual sheet) offset printers under the Day and David M brands. The Company's printing blankets and sleeves are used to print magazines, advertising material, business forms, packaging, newspapers and other printed material. As a result of the superior quality, reliability and value of the Company's printing blankets and sleeves and its customer service, the Company is able to command premium prices for its products.

The following table lists the Company's principal products for offset printing as well as the market segments served by these products:

MARKET SEGMENT                              PRODUCT LINE
--------------                              ------------

Magazines/Periodicals/Catalogs              9500 dayGraphica(R)
                                            4000 dayGraphica(R)
                                            AccuDot(R)
                                            3500 Discovery(R)
                                            t3000 Revolution(R)
                                            QuantaLith(R)Gold

Directories/Book Printing/Inserts           3000 Patriot(R)
                                            AccuDot(R)
                                            Discovery 3500(R)
                                            t3000 Revolution(R)
                                            QuantaLith(R) Blue

Market Promotion                            3000 Patriot(R)
                                            t3000 Revolution(R)

Annual Reports                              3000 Patriot(R)

Newspapers                                  NewsMaker(R)
                                            David M Special Edition(R)

Business Forms                              Sticky Bak(R)

Packaging                                   Boxer(R)
                                            QuantaLith(R) Blue

Specialty Plastics                          UV 8100 Resister(R)
                                            David M QL Purple Ultra Vee(R)

The Company's leading printing blankets are the 9500 dayGraphica(R), 4000 dayGraphica(R), 3000 Patriot(R), 3610 dayGraphica(R), 8500 AccuDot(R), QuantaLith(R) Gold and QuantaLith(R) Blue lines which produce high-quality images, particularly on high-speed printing presses. The dayGraphica(R) product, introduced in 1986 and utilizing improved surface characteristics resulting in enhanced print quality, represented the most significant industry-wide product advancement in compressible printing blankets in over ten years. The 4000 dayGraphica(R) was introduced in 1997. The 3000 Patriot(R) line was introduced in 1992 to address customer demands for a more versatile and durable high volume product adaptable to changes in the chemicals used in the printing process. In 1995, the Company introduced the 3500 Discovery(R), the next generation of the Patriot(R), which is a premium-priced, more durable product. The 8500 AccuDot(R) line is a line of general purpose printing blankets. In addition to its traditional line of printing blankets, the Company is one of two global licensees to manufacture tubular, seamless printing sleeves for use on Heidelberg Harris M-3000 webpresses, the next generation of high-speed presses. David M products are principally sold to small and medium-sized printers, packaging companies and other specialty printers.

The Company believes that it is one of the leading innovators of product and process technology in the printing blanket and sleeve industry. The Company maintains high-quality products by integrating ideas from its research and development staff with input from its sales force, printers, distributors and process-focused work teams. Given the exacting performance requirements, such as dot uniformity and fidelity, chemical compatibility, product life and start-up time, that a printing blanket must meet, the Company believes that it is well-positioned to capture increased market share as a result of its product performance and product development capabilities. Products for digital printing are still principally under development and are not yet produced on a commercial basis. In addition, the Company is evaluating the production of other prototypes for new short-run color printing processes.

The Company's current products for flexographic printing are primarily for the packaging market. The Company has manufactured and sold a number of prototypes of composite sleeves that include integral cushioning, as compared with the traditional approach in which the photopolymer plate must be mounted to a sleeve with a separate cushion component. The base technology for the flexographic sleeve has the potential for use in other printing segments as well (e.g., gravure and offset), which may expand the market segments for sleeve technology.

Image Transfer also manufactures and sells two lines of specialty products consisting of pre-inked porous rolls for use in business machines, automated bank teller machines, ticket machines and credit card imprinters and cast urethane mats used by the box board corrugating industry as a backing material in cutting operations. The Company also offers printing accessories such as fountain solutions, washes, cylinder packing papers and aluminum bars for mounting blankets onto press cylinders to its customers. These Image Transfer components generated $5 million of sales in 1997.

Sales and Distribution

Image Transfer has adopted an integrated approach to product development, marketing, sales and distribution. This division has 24 sales professionals in the United States, with an average of over 24 years of industry experience and have strong customer relationships and superior technical expertise. The international sales force includes 21 sales professionals in Australia, Canada, France, Germany, Hong Kong, Italy, Mexico and the United Kingdom.

Image Transfer's sales forces call directly on all of the leading end-users in their markets and promote the quality and technical features of the Company's products to pressroom foremen, purchasing agents, plant managers and press operators who then order the Company's products from an authorized value-added dealer. These dealers, known as converters, typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. In addition, the sales and technical associates work directly with large endusers to identify the printing blankets and sleeves that best suit that printer's particular needs and formulate solutions to complex printing problems. In 1997, approximately 95% of sales of printing blankets and sleeves were made through value-added converters and dealers whose efforts are supported by the Company's sales and technical professionals.

The Company's proprietary database profiles each customer's press operations and service history on a daily basis, allowing the sales professionals to be more informed about product replacement needs and the suitability of the Company's products for a particular customer. Domestic and international operations for Image Transfer are supported by 24 marketing, technical and customer service personnel.

The Company intends to encourage more active promotion of Company products to the medium and small print shops currently not called on directly by the Company's sales professionals. In addition, the Company is working directly with the corporate purchasing departments of several large printers that have expressed an interest in working more closely with their suppliers to create new technological solutions to increase printing speed and ensure product compatibility.

The Company distributes its blankets through 42 U.S. and approximately 60 international converters who buy printing blanket rolls, cut rolls to customized orders, store inventory and hold receivables. The sales force works closely with converters and dealers, through joint calling efforts on end-users and training programs. The Company believes that it has one of the most effective networks of converters and dealers in the industry.

TEXTILES

Industry

Yarn spinning machinery uses a combination of rollers (cots) and flexible belts (aprons) to draw and twist fibers into yarn in a process known as drafting. Large spinning mills (mills with over 50,000 spindles) typically require 200,000 cots and aprons (two cots and two aprons per spindle) to equip the spinning frames. Yarn manufacturers require a wide range of cot and apron sizes and constructions to handle cotton, synthetic and blended fibers. Cots and aprons are differentiated by mill conditions, machine types and original equipment manufacturer ("OEM") specifications. The type and quality of cots and aprons impact yarn quality, while product life and performance is impacted by surface finish, lap resistance and the ability to withstand ozone exposure, fiber chemicals, wear and physical deformation.

Based on industry reports, the Company estimates that the worldwide market for specialized high-quality textile spinning products was approximately $59 billion in 1997 and expects it to grow at a rate of approximately 2% in each of the next three years. The industry has undergone significant changes in recent years with technological improvements in machinery resulting in productivity improvements at the textile mill level. In the United States, a significant amount of ring spinning and shuttle loom capacity has been replaced by fully automated open-end, air-jet and high-speed spinning frames and looms.

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

Products

With the broadest line of cots and aprons of any domestic manufacturer, the Company offers its customers both general purpose and specialty cots and aprons recognized in the marketplace under the DAYtex(R) brand, with over 3,000 different SKUs. General purpose cots and aprons include a full line of products designed for "short staple" fibers (such as cotton) and "long staple" fibers (such as wool), while specialty cots and aprons include glass-forming aprons, carpet cots and drawing cots. The Company provides high-quality, precision engineered products that deliver superior value to its customers. As a result, Textiles has been an industry leader in quality and performance, allowing the Company to command premium pricing for its products.

Because of changes in the spinning process, increasing textile machine speeds and other rigorous process demands, spinning industry suppliers are constantly challenged to improve the precision, quality and consistency of their products. The Company continues to introduce highly engineered cots and aprons targeted to the high-speed ring and air-jet spinning markets. Products such as aluminum-lined cots provide improved rigidity and tolerance and have been widely accepted in the marketplace. Although fewer cots are used on these machines, the cots that are used are replaced more frequently, are more technologically advanced and command higher prices compared to traditional ring spinning cots.

Textiles' product development has allowed the Company to diversify into new markets. The Company has developed specialty lines of aprons including glass-forming aprons, which are used to make glass fiber from liquid glass, and texturizing aprons, which are used to finish certain types of synthetic filaments. Textiles also makes bolsters, "rub" aprons and rubber shrinkage blankets for use in pre-shrinking processes, such as those used for denim, as well as rubber-covered industrial rollers for textile and other industrial applications. In addition, the Company also sells custom rubber compounds to several wire coaters in Europe.

Sales and Distribution

The Company believes that the quality, technical proficiency and experience of its Textiles sales force distinguishes its marketing efforts from those of any other competitor. In the United States, Textiles' nine sales professionals, with an average of 28 years of industry experience, have extensive knowledge of the spinning and weaving process.

The sales force markets its products directly to end-users, primarily textile mills, and OEMs, calling on virtually every textile mill in the United States and Europe. The Company believes that its sales professionals differentiate themselves from the competition by their ability to work directly with customers to solve problems on the mill floor, thereby providing the Company with knowledge of industry trends, which in turn creates opportunities for product development. The Company recently signed a collaborative technology and marketing agreement with Coimbatore Cots and Coatings, a division of Lakshmi Machine Works in India. The Company will receive royalties for products sold in the Indian market that use the Company's technology. In addition, the Company has exclusive worldwide distribution rights for products manufactured by Coimbatore Cots and Coatings that use the Company's technology.

The Company will continue to capitalize on the shift towards higher value-added, higher-margin products and plans to emphasize its broad product line and U.S. manufacturing presence to domestic textile producers. Internationally, the Company plans to focus on the Pacific Rim and Latin America through the use of independent sales agents, while its sales force will continue to increase its calling efforts in Europe.

CUSTOMERS

In Image Transfer, end-users generally place orders for printing blankets and sleeves through value-added distributors, known as converters, who typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. As a result, most of the sales of Image Transfer are to converters. The Company, however, has long-standing relationships with a large number of blue-chip printers and has been able to generate "pull-through" demand for its products from these end-users by educating them on the superior performance characteristics of the Company's products and providing them with exceptional technical service. The printers with whom the Company has had a long-standing relationship include R.R. Donnelley & Sons Co., World Color Press, Inc., Quebecor Printing, Inc., Treasure Chest Advertising Company, Inc., BPCC (U.K.) and the Springer Group (Germany).

Textiles also has strong and long-standing relationships with a large number of companies. Textiles' principal customers include Burlington Industries, Inc., Springs Industries, Inc., Milliken & Company and Alice Manufacturing, textile companies, as well as certain manufacturers of fiberglass products, such as PPG Industries, Inc. and Owens-Corning.

National Offset Blanket ("National Offset"), a major U.S. converter, accounted for approximately 11% of the Company's sales for the year ended December 31, 1997, although sales to this customer accounted for less than 10% of the Company's sales in 1995 and 1996. No other customer has accounted for more than 10% of the Company's sales in any of the past three years. The Company's sales to National Offset are not governed by a written contract between the parties. In the event that National Offset was to significantly reduce or terminate its purchases of blankets and sleeves from the Company, the Company's financial condition or results of operations could be adversely affected. The Company has not received any indication that National Offset intends to discontinue or otherwise substantially reduce its relationship with the Company.

RAW MATERIALS

Rubber polymers are a key component in all of the Company's products. Various fabrics, combined with rubber, represented over 40% of all raw materials purchases in each of 1996 and 1997. Raw material purchases accounted for approximately 50% of costs of goods sold for the Company's products during the same period. The Company purchases its raw material requirements from a number of suppliers on a purchase order basis, and the Company believes that there are sufficient sources of supply for the foreseeable future.

RESEARCH AND DEVELOPMENT

The Company's research and development staff consists of 24 full-time associates. The Company is currently implementing several product and process improvement initiatives developed in conjunction with the Company's sales force, customers and process-focused work teams. The Company holds 26 active U.S. patents, 48 active foreign patents and 31 U.S. registered trademarks. Approximately 23% of these U.S. and foreign patents have been granted in the last five years.

In addition to its extensive patent and trademark portfolio, the Company licenses certain intellectual property rights from third parties and owns a wide array of unpatented proprietary technology. In the aggregate, these patents, patent applications, trademarks and licenses are of material importance to the Company's business. The Company continuously files patent applications, and some recently-filed patent applications could have a material impact. The Company's U.S. patents have remaining terms ranging from one to 17 years.

COMPETITION

The Company competes with a number of manufacturers in the printing and textiles components industries, with the main competitive factors being quality, performance and service. While the Company competes with a number of manufacturers of offset printing blankets and sleeves, the principal competitors of Image Transfer are Reeves International, Inc. ("Reeves") and Polyfibron Technologies, Inc. ("Polyfibron"), which, together with the Company, accounted for in excess of 82% of the U.S. and Canadian market and approximately 64% of the worldwide market in 1997, based on Company estimates. Each firm has a comparable worldwide geographic distribution network.

In Textiles, the Company's principal competitor is Armstrong World Industries Inc. ("Armstrong"). Armstrong closed its main U.S. manufacturing facility in 1995, leaving the Company with the broadest line of cots and aprons of any domestic manufacturer. Textiles also competes with other smaller manufacturers, such as Premtec, Inc., Hokushin Corporation, Yamauchi and Berkol AG (Germany).

Some of the Company's competitors may have greater financial and other resources than the Company and may consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.


INTERNATIONAL OPERATIONS

The Company's principal international manufacturing facility is located in Dundee, Scotland, which produces products for both Image Transfer and Textiles. The Company also has a manufacturing facility in Lerma, Mexico, which produces Image Transfer products primarily for the Mexican market as well as for export to the United States. In addition, the Company maintains sales and distribution facilities in England, France, Germany, Hong Kong, Italy and Russia.

The Company manufactures and markets its products worldwide through several foreign subsidiaries and independent agents. The Company's worldwide operations are subject to the risks normally associated with international operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges, and the modification or introduction of other governmental policies with potentially adverse effects.

Approximately 39% of the Company's 1997 sales were derived from products sold outside the United States. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt.

ENVIRONMENTAL MATTERS

The Company's facilities in the United States are subject to Federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Dundee, Scotland facility is subject to United Kingdom and local environmental requirements, as well as the environmental requirements promulgated by the European Union. The Company's facility in Lerma, Mexico is subject to Mexican environmental requirements. The Company has made, and will continue to make, expenditures to comply with current and future environmental requirements. Environmental requirements are becoming increasingly stringent, and therefore the Company's expenditures for environmental compliance may increase in the future.

Based on environmental assessments conducted by independent environmental consultants in connection with the Acquisition (as described below under "Subsequent Developments: The Acquisition and Related Transactions"), except as otherwise stated herein, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of toluene and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

New rules to be promulgated under the 1990 amendments to the Federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's U.S. facilities. Because the applicable requirements are not scheduled to be promulgated until 2000, it is difficult to estimate the costs of any additional controls that might be required with any certainty. The Company currently believes that the total capital expenditures to install additional control equipment at these facilities are not likely to exceed $2.5 million. Although such requirements are not required to be promulgated before 2000, the Company intends to begin installing the necessary equipment in 1998 to mitigate future spending requirements resulting from the Clean Air Act.

Solvent air emissions from the Dundee, Scotland facility have periodically exceeded the regulatory limit for such emissions, and in 1997 the Company began to initiate a plan for air controls and install a solvent recovery system in order to control the solvent emissions and comply with the regulatory limit. The Company believes that capital expenditures for such equipment will total approximately $1.4 million and will be incurred in 1998. The Dundee facility has also had instances of non-compliance with wastewater discharge requirements, though the Company believes that it is now in compliance with such requirements.

Cadillac Plastics Group, Inc ("CPG"), the former parent of the Company, and a wholly-owned subsidiary of M.A. Hanna Company ("Hanna"), is a party to a July 25, 1988 Consent Decree with the Michigan Department of Natural Resources with regard to contamination at the Company's Three Rivers, Michigan facility. CPG installed a groundwater remediation system at the facility in 1989, and is required to operate such system until certain cleanup levels are achieved (currently expected to take seven to ten more years). As of December 31, 1997, the Company had recorded accruals of approximately $900,000 to reflect future costs associated with this cleanup and, based on the reports of its independent consultants, the Company believes that such accruals are adequate. CPG has indemnified the Company for such costs and the Company expects to be reimbursed after amounts are expended.

The Asheville, North Carolina facility has had some instances of exceeding the zinc limit for wastewater discharged to the local publicly-owned treatment works, due in part, the Company believes, to the very high levels of zinc in the city tap water. As a result of past onsite release and disposal of hazardous materials, the Asheville, North Carolina facility has been placed on the CERCLIS list and the North Carolina Inactive Hazardous Sites Inventory, although the Company has been informed that the CERCLIS listing for the Asheville facility includes a designation of "No Further Remedial Action Planned."

As a result of the disposal of hazardous substances prior to the acquisition of the Company by American Industrial Partners in June 1995, CPG was named a "potentially responsible party" pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and/or similar state laws at certain waste disposal sites. CPG or the Company has entered into consent decrees at most of these sites, subject to standard reopener provisions. The Company expects that no significant expenditures will be made by the Company with respect to these matters. CPG has agreed to retain ongoing responsibility for and indemnify the Company with respect to these waste disposal locations. However, because liability under CERCLA is retroactive, the Company may receive notices of potential CERCLA liability in the future, and such liability could be material.

Subject to certain limitations, Hanna and CPG have agreed to indemnify the Company for certain other environmental compliance and liability issues associated with the Company's business, including certain liabilities associated with an underground toluene tank at the Lerma, Mexico facility. If Hanna and CPG are unable to honor their indemnification obligations, the Company would likely be responsible for such matters and the cost of addressing such matters could be material. The Company does not maintain insurance coverage for environmental matters.

ASSOCIATES

The Company currently employs approximately 970 full-time associates worldwide, of which approximately 600 are employed in the United States and Canada. The Company's associates in Dundee, Scotland are represented by a labor union which has entered into a collective bargaining agreement with the Company, which agreement expires on January 1, 2001. The Company's employees in Mexico are covered by statutory labor agreement. None of the Company's U.S. associates is covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate's total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

SUBSEQUENT DEVELOPMENTS: THE ACQUISITION AND RELATED TRANSACTIONS

The Acquisition

GSD Acquisition Corp., a Delaware corporation ("GSD") owned by certain affiliates of Greenwich Street Capital Partners, Inc. ("Greenwich Street") and SG Capital Partners, LLC ("SG") (collectively, the "Investors"), acquired (the "Acquisition") approximately 93.9% of the common stock, par value $0.01 per share (the "Common Stock"), of the Company (on a fully-diluted basis) from American Industrial Partners Capital Fund, L.P., American Industrial Partners Capital Fund II, L.P. (together, "AIP"), certain affiliates of AIP and certain management stockholders on January 16, 1998 (the "Acquisition Closing Date"). As part of the Acquisition, certain management stockholders agreed to retain Common Stock and options to acquire Common Stock of the Company (collectively, the "Management Rollover Interests") representing approximately 6.1% of the Company's Common Stock (on a fully-diluted basis).

The purchase price for the Acquisition was (x) $362.5 million plus (y) the Option Amount (as defined below) minus (z) the Adjustments (as defined below). The Adjustments were: (i) approximately $32.1 million, representing the outstanding amount of the principal and accrued interest under the Company's Old Senior Credit Facilities as of the Acquisition Closing Date, (ii) approximately $101.4 million, representing the principal and accrued interest under the 2005 Notes as of the Closing Date, (iii) approximately $7.4 million, representing all amounts paid or payable as of the Acquisition Closing Date to Messrs. Dennis R. Wolters, David B. Freimuth, William B. Branson and Thomas J. Koenig pursuant to four separate agreements (collectively, the "Executive Incentive Bonus Arrangements") previously entered into between each such individual and the Company, and (iv) approximately $4.6 million, representing certain transaction costs of the Company in connection with the Acquisition, as well as certain other adjustments agreed to by the parties to the Acquisition. The Option Amount was $3 million and represented the aggregate exercise price of all options to acquire Common Stock which were outstanding as of the Acquisition Closing Date.

In connection with the consummation of the Acquisition, AIP caused the Company to repay all of the outstanding principal and accrued interest under its senior credit facilities (the "Old Senior Credit Facilities") as of the Acquisition Closing Date, to terminate these facilities and to pay all amounts which became payable under the Executive Incentive Bonus Arrangements as a result of the completion of the Acquisition. In addition, in connection with the Acquisition,
(a) the Investors entered into a Stockholders Agreement (the "GSD Stockholders Agreement") providing for certain rights and restrictions with respect to the capital stock of GSD and (b) GSD and the Management Stockholders entered into a separate Stockholders Agreement (the "Interim Stockholders Agreement") providing for comparable rights and restrictions with respect to the capital stock of the Company. As further described below under "--Refinancing; GSD Liquidation, Offerings" the Company expects that upon the approval of the Proposed Amendments, GSD will be liquidated and the Investors will become direct stockholders of the Company, whereupon the GSD Stockholders Agreement and the Interim Stockholders Agreement will be superseded by a new Stockholders Agreement (the "Stockholders Agreement") providing for certain rights and restrictions with respect to the management of the Company and transfers of capital stock in the Company and for certain rights to cause the Company to register such capital stock under the Securities Act. See "Item 10--Directors and Executive Officers of the Registrant" and "Item 12--Security Ownership of Certain Beneficial Owners and Management."

The Acquisition and related expenses were financed principally by (i) approximately $81.9 million of new capital provided by the Investors to GSD,
(ii) a $140.0 million credit facility (the "GSD Credit Facility") provided to GSD by Societe Generale, (iii) a $60.0 million senior secured credit facility (the "Senior Secured Credit Facility") provided to the Company by Societe Generale, consisting of a $40.0 million term loan facility (the "Term Loan Facility"), and a $20.0 million revolving credit facility (the "Revolving Credit Facility") of which $0 was drawn down on the Acquisition Closing Date, and (iv) the Management Stockholders retention of the Management Rollover Interests, which have an aggregate value (based on the purchase price in the Acquisition) of approximately $10.6 million. In addition, the Company's existing 11 1/8% Senior Subordinated Notes due 2005 (the "2005 Notes"), in the outstanding principal amount of $100 million, remained outstanding following the Acquisition. For a summary of the principal terms of the Senior Secured Credit Facility and the 2005 Notes, see "--The Senior Secured Credit Facility" and "--The 2005 Notes" below.

The following table sets forth the sources and uses of funds for the Acquisition as of the Acquisition Closing Date:

                                                                    ($ IN
SOURCES AT CLOSING                                                MILLIONS)
------------------                                                ---------
Senior Secured Credit Facility:
   Revolving Credit Facility                                        $  0.0
   Term Loan Facility                                                 40.0
2005 Notes                                                           100.0
GSD Credit Facility                                                  140.0
Management Rollover Interests                                         10.6
New Common Equity from Investors                                      81.9
                                                                    ------
              Total Sources                                         $372.5
                                                                    ======
                                                                    ($ IN
USES AT CLOSING                                                   MILLIONS)
---------------                                                   ---------
Acquisition                                                         $206.4
2005 Notes                                                           100.0
Repayment of Old Senior Credit Facilities                             32.1
Management Rollover Interests                                         10.6
Executive Incentive Bonus Arrangements                                 7.4
Fees and Expenses(a)                                                  13.9
Excess Cash                                                            2.1
                                                                    ------
              Total Uses                                            $372.5
                                                                    ======

(a)      Includes GSD's and seller's expenses.


Refinancing; GSD Liquidation, Offerings

The Company intends to assume GSD's indebtedness under the GSD Credit Facility. The Company expects that immediately thereafter GSD will be liquidated (the "GSD Liquidation"), whereupon the Investors will become direct stockholders of the Company. At such time, the equity ownership of the Company will be restructured to reflect the increase in the Company's leverage associated with these transactions, with the result that the Management Stockholders will own approximately 14.1% of the Common Stock and the Investors will own approximately 85.9% of the Common Stock (on a fully-diluted basis). At the same time, the Company expects (i) to adopt a stock option plan (the "Stock Option Plan") providing for the grant of up to 7,885 shares of Common Stock of the Company to certain of its officers and key employees, subject to certain performance and other conditions and (ii) to enter into a Management Agreement (the "Management Agreement") providing for the Investors to provide management and other services to the Company, in consideration of which the Company will pay to the Investors an annual fee of $950,000 plus reasonable out-of-pocket expenses. See "Item 10--Directors and Executive Officers of the Registrant," "Item 11--Executive Compensation," "Item 12--Security

Ownership of Certain Beneficial Owners and Management," and "Item 13--Certain Relationships and Related Transactions."

The Company is currently seeking the consent (the "Consent Solicitation") of the registered holders of its 2005 Notes, among other things, (i) to permit the Company to assume GSD's indebtedness under the GSD Credit Facility, (ii) to permit the Company to immediately thereafter refinance such assumed indebtedness through the issuance of the Securities and the application of the proceeds of the Offerings, and (iii) to eliminate all of the applicable provisions of the Indenture governing the 2005 Notes (the "2005 Indenture") that subordinate the 2005 Notes in right of payment to any senior indebtedness of the Company (the "Proposed Amendments"). Adoption of the Proposed Amendments requires the consent of the registered holders of at least a majority in principal amount of the 2005 Notes outstanding (the "Requisite Consents"). The receipt of Requisite Consents is a condition to (x) the assumption by the Company of GSD's indebtedness under the GSD Credit Facility and (y) the purchase of the Securities by the Initial Purchaser and the consummation of the Offerings. Upon the effectiveness of the Proposed Amendments, the Company will make a consent payment to the registered holders of the 2005 Notes whose duly executed consent is received prior to the expiration date of the Consent Solicitation and who do not revoke their consent. The consent payment was originally expected to be $40 in cash for each $1,000 principal amount of the 2005 Notes. On March 6, 1998, the Company amended the Consent Solicitation to provide that the consent payment will be $65 in cash for each $1,000 principal amount of the 2005 Notes. If the consent of all the holders of the 2005 Notes is received prior to the expiration date of the Consent Solicitation and no such consent is revoked, it is expected that the aggregate amount of the consent payments will be $6.5 million.

The Company is in the process of offering (the "Offerings") $115.0 million of Senior Subordinated Notes Due 2008 (the "Proposed Notes") and $35.0 million of Senior Exchangeable Preferred Stock Due 2010 (the "Proposed Exchangeable Preferred Stock.") The Proposed Notes will be issued at 99.638% of their face amount and bear interest at 9.5%. The Proposed Notes will not be subject to any sinking fund requirement, and the entire outstanding amount of the Proposed Notes will be due at maturity in 2008. The Company expects to issue 35,000 shares of the Proposed Exchangeable Preferred Stock, with a liquidation preference of $1,000 per share. The Proposed Exchangeable Preferred Stock will be issued at 99.675% of their face amounts and the dividend rate will be 12 1/4%. Dividends will be cumulative and prior to 2003 the Company expects to have the option to pay dividends in cash or additional shares of Proposed Exchangeable Preferred Stock having a liquidation preference equal to the amount of such dividends. In addition, the Company expects to have the option, subject to certain conditions, to exchange all but not less than all of the shares of the Proposed Exchangeable Preferred Stock for Subordinated Exchange Debentures due 2010 (the "Proposed Exchange Debentures") which would bear interest at a rate to be determined. The Proposed Exchangeable Preferred Stock will not be subject to any sinking fund requirement, and the Company will be required to redeem, for cash, all of the outstanding Proposed Exchangeable Preferred Stock in 2010 at a price equal to the liquidation preference thereof plus accumulated and unpaid dividends (or to redeem the Proposed Exchange Debentures in 2010 for the principal amount thereof plus accrued and unpaid interest). The indenture under which the Proposed Notes will be issued and the certificate of designation for the Proposed Exchangeable Preferred Stock will have covenants that will restrict the operations of the Company. In addition, the Proposed Notes and the Proposed Exchangeable Preferred Stock may be subject to mandatory redemption in certain circumstances.

After giving effect to the Offerings and the other transactions described in this section, the Company's aggregate indebtedness will be approximately $260 million (including the Notes) and the aggregate liquidation preference of the Proposed Exchangeable Preferred Stock will be $35.0 million (which, subject to certain conditions, may be exchanged for Proposed Exchange Debentures). In comparison, the Company's outstanding indebtedness as of December 31, 1997 was $130.9 million. The level of the Company's indebtedness could have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industries and economic conditions generally.

The Offerings are exempt offerings. The Proposed Notes and the Proposed Exchangeable Preferred Stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws, and, unless so registered, the Securities may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. Accordingly, the Proposed Notes and the Proposed Exchangeable Preferred Stock are being offered and sold only to (a) "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act) and (b) outside the United States in accordance with regulations under the Securities Act. The Proposed Notes and the Proposed Exchangeable Preferred Stock may be sold only pursuant to an offering memorandum relating thereto. There can be no assurances that the Proposed Notes or the Proposed Exchangeable Preferred Stock can be sold on terms that are satisfactory to the Company.

The Senior Secured Credit Facility

The following is a summary of the principal terms of the credit agreement governing the Senior Secured Credit Facility and related loan documents (the "Credit Documentation"). The following summary description does not purport to be complete and is qualified in its entirety by reference to the Credit Documentation, copies of which are available from the Company upon request.

General. The Company has entered into a Senior Secured Credit Facility, dated as of the Acquisition Closing Date, pursuant to which Societe Generale, as Administrative Agent and as a Bank, has committed to provide the Company with the Senior Secured Credit Facility in an aggregate principal amount of $60 million. In connection with the consummation of the Acquisition, the Company borrowed $40 million under the Term Loan Facility and proceeds of this borrowing were applied towards the financing of the Acquisition. Although currently there are no amounts outstanding under the Revolving Credit Facility, following the consummation of the Offerings and the other transactions described under "The Acquisition and Related Transactions," the Company expects to have borrowed approximately $5.0 million under the Revolving Credit Facility.

Structure. The Senior Secured Credit Facility provides for (i) a $40 million Term Loan Facility and (ii) a $20 million Revolving Credit Facility, including a subfacility for swing line loans of up to $1,000,000 and a subfacility for commercial and standby letters of credit of an aggregate face amount not exceeding $10,000,000.

Availability; Borrowing Base. The Company borrowed $40 million under the Term Loan Facility on the Acquisition Closing Date. Amounts repaid or prepaid under the Term Loan Facility may not be reborrowed. The Revolving Credit Facility is available for borrowings on a revolving basis until January 15, 2003. The availability of the Revolving Credit Facility will be subject to various conditions precedent typical for bank loans of this type. In addition, the lenders' commitment to provide credit under the Revolving Credit Facility is subject to the maintenance by the Company of a borrowing base. At any time, amounts borrowed under the Revolving Credit Facility may not exceed the sum of $5 million, 80% of the eligible accounts receivable of the Company and 50% of the eligible inventory of the Company. The borrowing base will be computed at least monthly by the Company.

Amortization. The Term Loan Facility is repayable in 19 consecutive quarterly installments beginning on June 30, 1998 and matures on December 31, 2002. Scheduled repayments of principal under the Term Loan Facility are $2 million in 1998; $5 million in 1999; $8 million in 2000; $11 million in 2001; and $14 million in 2002. The Revolving Credit Facility is available on a revolving basis and matures on January 15, 2003.

Repayments and Reduction of Commitments. The Senior Secured Credit Facility permits the Company to prepay loans and to permanently reduce revolving credit commitments in minimum amounts equal to $500,000 or a whole multiple of $100,000 in excess thereof. Partial payments of Swing Line Loans shall be in an aggregate principal amount of $100,000 or a whole multiple thereof. In addition, the Company shall be required to make mandatory prepayments with (i) asset sale proceeds or proceeds from a Recovery Event (as defined in the Senior Secured Credit Facility), (ii) proceeds from sale of equity or debt securities (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year of the Company. All such amounts shall be applied, first, to the prepayment of the Term Loan Facility and, second, to reduce permanently commitments under the Revolving Credit Facility. The Revolving Credit Facility must be prepaid and when there are no loans outstanding under the Revolving Credit Facility, all outstanding letters of credit must be cash collateralized to the extent aggregate outstandings at any time exceed the lesser of the amount of the Revolving Credit Facility or the borrowing base.

Security; Guarantees. The obligations of the Company under the Credit Documentation have been unconditionally guaranteed by Day International, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Day"), and will be unconditionally guaranteed, jointly and severally, by each subsequently acquired or organized direct and indirect domestic subsidiary of the Company. The obligations under the Senior Secured Credit Facility and the guarantees thereof will be secured by a first priority security interest in substantially all of the Company's and Day's tangible and intangible assets, including, without limitation, intellectual property, owned U.S. real property, all of the capital stock of Day and each of the Company's existing and subsequently acquired or organized direct and indirect domestic subsidiaries, and 65% of the capital stock of each of Day's existing and subsequently acquired or organized direct foreign subsidiaries.

Interest. The interest rates per annum applicable to the loans under the Senior Secured Credit Facility will be a fluctuating rate of interest measured by reference, at the Company's election, to either (a) an adjusted London inter-bank offered rate ("LIBOR"), or (b) an alternate base rate (equal to the higher of Societe Generale's published prime rate and the Federal Funds effective rate plus 1/2 of 1% per annum)

("ABR"), plus a borrowing margin. The applicable margins applicable under both the Term Loan Facility and Revolving Credit Facility are 1.00% per annum for ABR loans and 2.00% per annum for LIBOR loans. All of the foregoing margins are subject to reduction based upon the achievement by the Company of certain financial performance thresholds. Amounts under the Senior Secured Credit Facility not paid when due bear interest at a default rate equal of 2.00% per annum above the rate otherwise applicable.

Fees. The Company has agreed to pay the lenders a commitment fee equal to 0.5% per annum, payable quarterly, on the average daily unused portion of the Revolving Credit Facility. The Company also pays a commission on the face amount of all outstanding letters of credit at a per annum rate equal to the borrowing margin applicable to the loans under the Senior Secured Credit Facility then in effect plus a fronting fee equal to 0.25% per annum, payable quarterly, on the face amount of each letter of credit. In addition, the Company is required to pay to the issuing lender customary administrative, issuance, amendment, payment and negotiation charges. The Company will also pay the agent for the bank lenders customary loan administration and servicing fees.

Covenants. The Senior Secured Credit Facility contains a number of negative covenants that, among other things, restrict the ability of the Company to dispose of assets; incur additional indebtedness; guarantee obligations; merge, consolidate, liquidate or dissolve; lease property, pay dividends or make distributions in respect of capital stock; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; change the business conducted by the Company or its subsidiaries; make capital expenditures; engage in certain transactions with affiliates; agree to negative pledge clauses; or cause changes in its fiscal year. The Senior Secured Credit Facility also contains affirmative covenants that require the Company to provide certain information to the lenders; to continue its business and maintain its material rights and privileges; to comply with laws and its material contractual obligations; to maintain its property and adequate insurance; to maintain certain books and records; to allow the lenders to inspect its property and books; and to agree to grant security interest in after-acquired property. The Company is also required to comply with specified financial covenants and ratios, including (i) a maximum consolidated debt to consolidated EBITDA ratio,
(ii) a minimum consolidated EBITDA to consolidated interest expense ratio, and
(iii) a minimum consolidated EBITDA to consolidated fixed charges ratio. The Senior Secured Credit Facility will also contain certain provisions that limit the Company's ability to amend or modify the Indenture and the Company's ability to prepay or refinance the 2005 Notes, the Notes, or as the case may be, the Exchangeable Preferred Stock or the Exchange Debentures.

Events of Default. The Senior Secured Credit Facility will contain customary events of default, including nonpayment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, the occurrence of certain ERISA events, failure or invalidity of security or guarantees and change of control.

Indemnification. The Company has agreed to indemnify Societe Generale, the lenders and related parties against any loss, liability, cost or expense incurred in respect of the financing or the use or the proposed use of proceeds thereof, except for losses, liability, costs or expenses resulting from the gross negligence or willful misconduct of the indemnified party or any or its respective directors, officers, employees and agents.

The 2005 Notes

The 2005 Notes were issued pursuant to the 2005 Indenture between the Company and American National Bank Association, as trustee. The Company is currently seeking the consent of the registered holders of the 2005 Notes to the Proposed Amendments. The receipt of the Requisite Consents is a condition to (a) the assumption by the Company of GSD's indebtedness under the GSD Credit Facility and (b) the consummation of the Offerings. See "--Subsequent Events--The Acquisition and Related Transactions." The following is a summary of the principal terms of the 2005 Notes and 2005 Indenture, after giving effect to the Proposed Amendments. The following summary description does not purport to be complete and is qualified in its entirety by reference to the 2005 Indenture, which sets forth the principal terms and conditions of the 2005 Notes, a copy of which is available from the Company upon request.

General; Interest. The 2005 Notes, issued in 1995 in the principal amount of $100 million, will mature on June 1, 2005. The 2005 Notes bear interest at a rate of 11 1/8% per annum, and interest is payable semi-annually in arrears on June 1 and December 1 of each year. The Company is not required to make mandatory or sinking fund payments with respect to the 2005 Notes.

Except as described below, the Company may not redeem the 2005 Notes prior to June 1, 2000. On or after such date, the Company may redeem the 2005 Notes, in whole or in part, at the following redemption prices (expressed as percentages of principal amounts), together with accrued and unpaid interest, if any, to the date of redemption: until June 1, 2001, 104.944%; until June 1, 2002, 103.708%; until June 1, 2003, 102.472%; until June 1, 2004, 101.236%; and thereafter,
100.0%. In addition, at any time on or prior to June 1998, the Company may, subject to certain requirements, redeem up to 33 1/3% of the original aggregate principal amount of the 2005 Notes, in whole or in part, with the net cash proceeds of one or more public equity offerings at prices equal 110 1/8% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 66 2/3% of the aggregate principal amount of the 2005 Notes originally issued remains outstanding after such redemption.

Upon the occurrence of a Change of Control, the Company will be required to make an offer to purchase all of the 2005 Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. In addition, the Company may under certain circumstances be required to make an offer to purchase all or a part of the 2005 Notes in the event cash proceeds from sale of assets by the Company outside the ordinary course exceed certain thresholds.

The 2005 Notes are fully and unconditionally guaranteed on an unsecured, senior basis by Day. The 2005 Notes are unsecured and rank pari passu in right of payment with all existing and future Senior Indebtedness of the Company, including indebtedness under the Senior Secured Credit Facility, and rank senior to all existing and future Senior Subordinated Indebtedness of the Company, including the Notes, and all other subordinated indebtedness of the Company. Since the 2005 Notes are unsecured, they are effectively subordinated to all existing and future secured indebtedness of the Company and its subsidiaries to the extent of the value of the assets securing such indebtedness. The guarantee granted by Day in favor of the holders of the 2005 Notes is a general unsecured obligation of Day, subordinated in right of payment to any secured senior indebtedness of Day.

The 2005 Indenture contains certain covenants which, among other things, limits the ability of the Company and its subsidiaries (i) to incur additional indebtedness and issue preferred stock, (ii) to pay dividends or make other distributions, (iii) to repurchase equity interests or subordinated indebtedness, (iv) to create certain liens, (v) to enter into transactions with affiliates and (vi) to enter into certain mergers, to transfer all or substantially all of its assets or to enter into certain consolidations. All of these limitations and prohibitions are subject to a number of important qualifications and exceptions.

The Company is currently seeking the consent of the registered holders of its 2005 Notes, among other things, (i) to permit the Company to assume GSD's indebtedness under the GSD Credit Facility, (ii) to permit the Company, immediately thereafter, to refinance such assumed indebtedness through the issuance of the Securities and the application of the proceeds of the Offerings, and (iii) to eliminate all of the applicable provisions of the 2005 Indenture that subordinate the 2005 Notes in right of payment to any senior indebtedness of the Company. Adoption of the Proposed Amendments requires the consent of the registered holders of at least a majority in principal amount of the 2005 Notes outstanding.

ITEM 2.  PROPERTIES

The Company operates five state-of-the-art, strategically located manufacturing facilities in Asheville, North Carolina; Three Rivers, Michigan; Lerma, Mexico; Longwood, Florida; and Dundee, Scotland. The Company believes that it has sufficient capacity at its manufacturing facilities to meet its production needs for the foreseeable future, and further believes that all its sales worldwide can be sourced through these facilities. All of the Company's manufacturing facilities are ISO 9002 certified. The Company also owns or leases warehouse and sales offices in the United States, Europe and Hong Kong. The Company's significant facilities are listed below:


                                                                             OWNED/
           LOCATION                                    SIZE (SQ. FT.)        LEASED
           --------                                    --------------        ------

Manufacturing:
   Asheville, NC                                              240,600          Owned
   Dundee, Scotland                                           101,000          Owned
   Lerma, Mexico                                               45,000          Owned
   Longwood, FL                                                43,600          Owned
   Three Rivers, MI                                            58,000          Owned
Warehouse/Sales Office:
   Dayton, OH                                                  10,500         Leased
   Elk Grove, IL                                                5,000         Leased
   Greenville, SC                                              20,000          Owned
   Hong Kong, China                                             3,100         Leased
   Milan, Italy (Erba)                                            600         Leased
   Moscow, Russia                                               1,000         Leased
   Nashville, TN                                                5,000         Leased
   Paris, France                                                  800         Leased
   Reutligen, Germany                                           4,000         Leased
   Stockport, England                                           5,200          Owned

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

CPG and the Company are parties to consent decrees with respect to certain environmental matters. Hanna and CPG have agreed to retain, be responsible for and indemnify the Company with respect to these matters.
See "Item 1--Business--Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company is currently seeking the consent of the registered holders of its 2005 Notes, among other things, (i) to permit the Company to assume GSD's indebtedness under the GSD Credit Facility, (ii) to permit the Company to immediately thereafter refinance such assumed indebtedness through the issuance of the Securities and the application of the proceeds of the Offerings, and
(iii) to eliminate all of the applicable provisions of the 2005 Indenture that subordinate the 2005 Notes in right of payment to any senior indebtedness of the Company. Adoption of the Proposed Amendments requires the consent of the registered holders of at least a majority in principal amount of the 2005 Notes outstanding. The receipt of Requisite Consents is a condition to (x) the assumption by the Company of GSD's indebtedness under the GSD Credit Facility and (y) the consummation of the Offerings. Upon the effectiveness of the Proposed Amendments, the Company will make a consent payment to the registered holders of the 2005 Notes whose duly executed consent is received prior to the expiration date of the Consent Solicitation and who do not revoke their consent.

Pursuant to a written consent of stockholders in lieu of a formal meeting of stockholders held in January 1998, the stockholders consented to and approved the following: (i) payments and benefits pursuant to the Company's Stock Option Plan and the options granted thereunder; (ii) the sales commissions payable to certain members of management; (iii) the completion bonuses payable pursuant to the employment agreements with certain members of management; and (iv) the severance payments and benefits provided pursuant to the employment agreements with certain members of management.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of March 13, 1998, there were 13 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement which all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth summary financial data of the Company for each of the five fiscal years, during the period ended December 31, 1997. The summary financial data set forth below with respect to the years ended December 31, 1997 and 1996, the period from June 7, 1995 through December 31, 1995 and the period from January 1, 1995 through June 6, 1995 are derived from the Consolidated Financial Statements included elsewhere in this report, which have been audited by Deloitte & Touche LLP, independent auditors. The summary financial data with respect to the years ended December 31, 1993 and 1994 are derived from the Company's consolidated financial statements for such years. The financial data for the years ended December 31, 1993 and 1994 and the 157 days ended June 6, 1995 represent the results of operations of the Company prior to the AIP Acquisition, and the financial data for the 208 days ended December 31, 1995 and the years ended December 31, 1996 and 1997 represents the results of operations of the Company subsequent to the AIP Acquisition.

The summary financial data below should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8--Financial Statements and Supplementary Data" included elsewhere in this report.

                                              (PREDECESSOR)                                (COMPANY)
                                   -----------------------------------    ----------------------------------------------
                                                              157 DAYS      208 DAYS
                                   FISCAL        FISCAL         ENDED         ENDED             FISCAL           FISCAL
                                    YEAR          YEAR         JUNE 6,    DECEMBER 31,           YEAR             YEAR
                                    1993          1994          1995          1995               1996            1997(a)
                                    ----          ----          ----          ----               ----            -------
                                                              (DOLLARS IN THOUSANDS)

STATEMENT OF OPERATIONS
  DATA:
Net sales                          $107,724      $120,288      $ 55,454      $ 73,103           $136,814         $166,286
Cost of goods sold                   65,342        70,996        33,935        47,503             84,602          103,035
                                   --------      --------      --------      --------           --------         --------
Gross profit                         42,382        49,292        21,519        25,600             52,212           63,251
Selling, general and
  administrative expenses            21,366        22,741        11,257        12,885             23,657           28,629
Amortization of
  intangibles                         5,261         5,212         2,258         3,688              6,474            3,315
Management fees                          --            --            --           455                920              896
                                   --------      --------      --------      --------           --------         --------
Operating income                     15,755        21,339         8,004         8,572             21,161           30,411
Interest expense                         --            --            --         9,697             16,373           15,926
Other (income) expense                 (222)         (453)         (577)          952(b)            (219)             629
                                   --------      --------      --------      --------           --------         --------
Income (loss) before
  income taxes                       15,977        21,792         8,581        (2,077)             5,007           13,856
Provision (benefit) for
  income taxes                        7,149         9,205         3,488          (850)             2,000            5,939
                                   --------      --------      --------      --------           --------         --------
Net income (loss)                  $  8,828      $ 12,587      $  5,093      $ (1,227)          $  3,007         $  7,917
                                   ========      ========      ========      ========           ========         ========
OTHER FINANCIAL DATA:
Capital expenditures                  3,724         3,564         1,565         2,082              5,221            5,124
Depreciation                          4,526         4,725         2,120         2,415              4,384            5,238
Amortization                          5,261         5,212         2,258         8,310             10,724            7,827
BALANCE SHEET DATA (AT
  END OF PERIOD):
Fixed assets, net of
  accumulated
  depreciation and
  amortization                     $ 26,415      $ 25,162      $ 24,667      $ 44,496           $ 45,289(c)      $ 44,792
Total assets                        144,119       144,252       139,537       228,823            237,886(c)       225,527
Long-term and
  subordinated long-
 term debt (including
  current maturities)                    --            --            --       151,250            152,919(c)       130,883
Stockholders' equity                118,324       117,128       114,780        49,861             52,734(c)        60,189

(a) The Company acquired the David M Company on December 31, 1996 for $9.8 million (including a payment of $450 to AIP for its assistance in this acquisition, which was allocated to the purchase price). This acquisition was accounted for as a purchase and financial data for the 1997 fiscal year include the assets and results of operations of the David M Company.

(b) Includes a bridge commitment fee, which resulted in a non-recurring expense of $1.0 million for the 208 days ended December 31, 1995.

(c) Balance sheet data for 1996 includes the assets of the David M Company since it was acquired on December 31, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with "Selected Financial Data" and "Financial Statements and Supplementary Data" and notes thereto included elsewhere in this report.

As a result of the Acquisition, the Company entered into new financing arrangements, including the Senior Secured Credit Facility, and is offering the Proposed Notes and the Proposed Exchangeable Preferred Stock. As a result of these transactions, the Company will be highly leveraged; after giving effect to the Offerings and other transactions described under "Item 1--Business--Subsequent Developments: The Acquisition and Related Transactions," the Company's aggregate indebtedness will be approximately $260 million (including the Proposed Notes) and the liquidation preference of the Proposed Exchangeable Preferred Stock will be $35.0 million (which, subject to certain conditions, may be exchanged for the Proposed Exchange Debentures). Accordingly, the results of operations for periods subsequent to the Acquisition Closing Date may not be comparable to prior periods. See "Item 1--Business--Subsequent Developments."

BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles and operating income in millions of dollars and as a percentage of net sales.

                                157 DAYS ENDED        208 DAYS ENDED             YEAR ENDED            YEAR ENDED
                                 JUNE 6, 1995        DECEMBER 31, 1995        DECEMBER 31, 1996     DECEMBER 31, 1997
                                 ------------        -----------------        -----------------     -----------------

Net sales                      $55.4     100.0%       $73.1      100.0%      $136.8      100.0%      $166.3     100.0%
Cost of goods sold              33.9      61.2         47.5       65.0         84.6       61.8        103.0      62.0
                               -----     -----        -----      -----       ------      -----       ------     -----
Gross profit                    21.5      38.8         25.6       35.0         52.2       38.2         63.3      38.0
SG&A(a)                         11.2      20.2         13.3       18.2         24.6       18.0         29.5      17.8
Amortization of
  intangibles                    2.3       4.2          3.7        5.0          6.5        4.7          3.3       2.0
                               -----     -----        -----      -----       ------      -----       ------     -----
Operating income               $ 8.0      14.4%       $ 8.6       11.8%      $ 21.2       15.5%      $ 30.4      18.3%
                               =====      =====       =====      =====       ======      =====       ======      =====

(a)      Includes the following  management  fees paid to AIP: $0.455 million in the 208 days ended  December 31,  1995;
         $0.92 million in 1996; and $0.896 million in 1997.

COMPARISON OF RESULTS OF OPERATIONS

  TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED
    DECEMBER 31, 1996

Net sales increased to $166.3 million for the year ended December 31, 1997 from $136.8 million for the comparable period in 1996, an increase of $29.5 million or 21.6%. Sales in 1997 were negatively impacted by $2.5 million as a result of foreign currency translation rate changes. Image Transfer's sales increased to $132.0 million for the year ended December 31, 1997 from $103.6 million for the comparable period in 1996, an increase of $28.4 million or 27.4%. Image Transfer's sales were negatively impacted by $2.3 million as a result of the impact of foreign currency translation rate changes. Image Transfer sales generated by the David M Company, which was acquired by the Company on December 31, 1996, amounted to $18.6 million, or 14.1% of 1997 sales of Image Transfer. Excluding sales of the David M Company, Image Transfer's sales increased $9.8 million or 9.5% in 1997. The increased sales volumes resulted from increased sales of tubular sleeves and increased demand for the Company's existing products in Europe, the United States and Mexico, offset by lower sales to the Pacific Rim and Latin America. Textiles' sales increased to $34.3 million for the year ended December 31, 1997 compared to $33.2 million in 1996, an increase of $1.1 million or 3.3%. Textile sales were negatively impacted by $0.2 million as a result of the impact of foreign currency translation changes.

Gross profit increased to $63.3 million for the year ended December 31, 1997 from $52.2 million in 1996, an increase of $11.1 million or 21.3%. The acquisition of David M accounted for $5.5 million of the 1997 gross profits. As a percentage of net sales, gross profit decreased slightly to 38.0% for the year ended December 31, 1997 from 38.2% for the comparable period in 1996. This slight decline was due to the lower gross margin of David M compared with that of the rest of the Company's operations; excluding the David M Company, gross profit as a percentage of sales increased to 39.1% in 1997. This gross profit improvement was primarily the result of increased volume and productivity enhancements gained through process improvements. Foreign currency translation rate changes reduced gross profit by $0.4 million.

SG&A increased to $29.5 million for the year ended December 31, 1997 compared with $24.6 million for 1996, an increase of $4.9 million or 19.9%. David M accounted for $3.2 million. As a percentage of net sales, SG&A decreased to 17.8% from 18.0% mainly as a result of European SG&A expenses remaining relatively constant while sales increased 17.3%. Changes in foreign currency translation rates reduced SG&A costs by $0.6 million in 1997.

Amortization of intangibles decreased to $3.3 million for the year ended December 31, 1997 from $6.5 million in 1996, a decrease of $3.2 million as a result of certain employment agreements becoming fully amortized in 1997.

Operating income increased to $30.4 million for the year ended December 31, 1997 from $21.2 million for the comparable period in 1996, an increase of $9.3 million or 43.9%. David M contributed $2.3 million to the 1997 operating income, while $3.2 million of 1997 operating income relates to the reduction in the amortization of intangibles. The remaining $3.8 million increase results from increased sales volumes and productivity enhancements. As a percentage of net sales, operating income increased to 18.3% for the year ended December 31, 1997 from 15.5% for the comparable period in 1996.

  TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO TWELVE MONTHS ENDED
    DECEMBER 31, 1995

Net sales increased to $136.8 million for the year ended December 31, 1996 from $128.5 million for the comparable period in 1995, an increase of $8.3 million or 6.5%. The Company's net sales were adversely impacted by changes in foreign currency translation rates, which amounted to $1.2 million. Image Transfer's sales increased to $103.6 million for the year ended December 31, 1996 from $95.2 million for the comparable period in 1995, an increase of $8.4 million or 8.8%, as a result of increased sales from new products, such as the NewsMaker(TM) series for the newspaper market, higher sales of tubular sleeves and increased demand for the Company's existing products in the United States, Latin America and the Pacific Rim, and a modest price increase. Foreign currency translation rate changes adversely impacted Image Transfer sales by $1.0 million. Textiles' sales remained relatively constant at $33.2 million for the year ended December 31, 1996 compared to $33.3 million in 1995. Changes in foreign currency translation rates reduced Textiles' sales by $0.2 million. Domestic sales increases offset reduced European sales with export sales to Latin America and the Pacific Rim remaining relatively constant.

Gross profit increased to $52.2 million for the year ended December 31, 1996 from $47.1 million in 1995, an increase of $5.1 million or 10.8%. As a percentage of net sales, gross profit increased to 38.2% for the year ended December 31, 1996 from 36.7% for the comparable period in 1995. Gross profit in 1996 increased by $3.3 million or 6.7% as a result of increased volume and productivity enhancements through process improvements and a modest price increase, offset by changes in foreign currency translation rates, higher costs of material and labor and a shift in sales to markets with typically lower margins. Also, gross profit in 1995 was adversely impacted by $2.3 million for sales of finished goods inventory which were purchased at market values as a result of the AIP Acquisition. SG&A remained virtually constant at $24.6 million for the year ended December 31, 1996 compared with $24.5 million for 1995. Stand alone costs related to the acquisition were $0.5 million higher in 1996 and changes in currency translation rates reduced SG&A costs by $0.2 million in 1996. As a percentage of net sales, SG&A decreased to 18.0% from 19.1%.

Amortization of intangibles increased to $6.5 million for the year ended December 31, 1996 from $6.0 million in 1995, an increase of $0.5 million as a result of purchase accounting from the AIP Acquisition.

Operating income increased to $21.2 million for the year ended December 31, 1996 from $16.6 million for the comparable period in 1995, an increase of $4.6 million or 27.7%, of which $2.3 million relates to the higher costs of goods sold in 1995 resulting from the sale of finished goods inventory that were purchased at market values as a result of the AIP Acquisition. The remaining $2.3 million increase in operating income results from increased sales volumes and productivity enhancements offset by additional amortization and depreciation and stand alone costs primarily as a result of the AIP Acquisition. As a percentage of net sales, operating income increased to 15.5% for the year ended December 31, 1996 from 12.9% for the comparable period in 1995.

Not included in the table under "--Basis of Presentation" above, other (income) expense in 1995 includes a $1.0 million bridge loan fee.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED
    DECEMBER 31, 1994

Net sales increased to $128.5 million for the twelve months ended December 31, 1995 from $120.3 million for the comparable period in 1994, an increase of $8.2 million or 6.8%. The Company's net sales were favorably impacted by changes in foreign currency translation rates, which amounted to $1.6 million, or 19.5%, of the increase in revenues. Image Transfer's sales increased to $95.2 million for the twelve months ended December 31, 1995 from $88.9 million for the comparable period in 1994, an increase of $6.3 million or 6.7%, as a result of increased sales from new products, such as the NewsMaker(TM) series for the newspaper market, higher sales of tubular sleeves and increased demand for the Company's existing products in Europe. Also, foreign currency translation rate changes contributed $0.6 million of the increase. Textiles' sales increased to $33.3 million for the twelve months ended December 31, 1995 from $31.4 million for comparable period in 1994, an increase of $1.9 million or 6.1%. Approximately $1.0 million of this increase is related to foreign currency translation rates with the remainder attributable to increased exports to Latin America and the Pacific Rim and further market share gains in Europe.

Gross profit decreased to $47.1 million for the twelve months ended December 31, 1995 from $49.3 million for the comparable period in 1994, a decrease of $2.2 million or 4.5%. As a percentage of net sales, gross profit decreased to 36.7% for the twelve months ended December 31, 1995 from 41.0% for the comparable period in 1994. Gross profit increased by $1.6 million or 3.2% as a result of increased volume and productivity enhancements such as the new continuous spreading and automated cot finishing equipment, offset by changes in foreign currency translation rates, a shift in sales mix and higher material and labor costs. Gross profit was also adversely impacted by $2.3 million for sales of finished goods inventory that were purchased at market values as a result of the AIP Acquisition, and by $1.5 million as a result of higher depreciation, primarily as a result of the AIP Acquisition.

SG&A increased to $24.5 million for the twelve months ended December 31, 1995 from $22.7 million for the comparable period in 1994, an increase of $1.8 million of 7.9%, primarily as a result of higher sales volumes and stand alone costs of $0.6 million as a result of the AIP Acquisition. The Company's expenses were affected by changes in currency translation rates, which amounted to $0.7 million, or 38.9%, of the increase in SG&A. As a percentage of net sales, SG&A increased to 19.1% from 18.9%.

Amortization of intangibles increased to $6.0 million for the twelve months ended December 31, 1995 from $5.2 million for the comparable period in 1994, an increase of $0.8 million resulting from the purchase accounting of the AIP Acquisition.

Operating income decreased to $16.6 million for the twelve months ended December 31, 1995 from $21.3 million for the comparable period in 1994, a decrease of $4.7 million or 22.1%. Operating income decreased by $5.2 million as a result of higher cost of goods sold, additional amortization and depreciation and stand alone costs primarily as a result of the AIP Acquisition. As a percentage of net sales, operating income decreased to 12.9% for the twelve months ended December 31, 1995 from 17.7% for the comparable period in 1994. Operating income, excluding costs related to the AIP Acquisition, increased $.5 million or 2.3% to $21.8 million for the twelve months ended December 31, 1995.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company conducts a significant amount of business and has operating and sales facilities in countries outside the United States. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located, the stand-alone nature of the operations, the Company's net asset exposure, forward foreign exchange contract practices and pricing flexibility. Thus, while changes in foreign currency values do affect earnings, the longer term economic effect of these changes should not have a material adverse effect on the Company's financial condition, results of operations or liquidity. Foreign currency gains and losses, included in other income-net, were a $0.3 million loss in 1997, a $0.1 million loss in 1996 and a $0.3 million gain in 1995.

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $2.3 million at December 31, 1997, approximately $1.8 million at December 31, 1996 and approximately $1.6 million at December 31, 1995. These contracts generally expire within three to twelve months. These contracts are through internationally recognized financial institutions with high credit ratings; however, the Company is exposed to credit-related losses in the event of non-performance by counterparties to the forward contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry large amounts of inventory and finance receivables.

On the Acquisition Closing Date, the Company repaid all of the outstanding principal and accrued interest under its Old Senior Credit Facilities ($32.1 million) and entered into the $60 million Senior Secured Credit Facility, consisting of a $40 million Term Loan Facility (all of which was drawn on such date) and a $20 million Revolving Credit Facility (of which $0 was drawn on such date). The proceeds of the Term Loan Facility were applied to finance the Acquisition and related transactions, including the repayment of the Company's obligations under the Old Senior Credit Facilities. The availability of the Revolving Credit Facility is subject to various conditions precedent typical for bank loans of this type, including the maintenance by the Company of a borrowing base. Scheduled repayments of principal under the Term Loan Facility are $2 million in 1998; $5 million in 1999; $8 million in 2000; $11 million in 2001; and $14 million in 2002.

The Company anticipates that its operating cash flow, together with borrowing under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due.

Cash Flows From Operating Activities. Cash flows from operations for years ended December 31, 1997, 1996 and 1995 were $19.7 million, $18.1 million and $15.3 million, respectively. Cash flows from operations in 1997 were unfavorably impacted by a $5.1 million increase in working capital. The increase in working capital in 1997 is mainly a result of the increased sales volumes, especially in Europe, as working capital as a percent of sales has remained relatively constant. Cash flows from operations for 1996 were unfavorably impacted by a $0.2 million working capital increase and $7.5 million of additional cash paid for interest. For the year ended December 31, 1995, cash flows from operations were unfavorably impacted by a $0.8 million working capital increase and $8.0 million of cash paid for interest partially offset by increased depreciation and amortization of $5.2 million, as a result of the AIP Acquisition.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment were $5.1 million in 1997, $5.2 million in 1996 and $3.6 million in 1995. The Company believes that historical capital spending levels are sufficient to maintain its leading market position. The Company expects to fund its annual capital expenditures of $6.0 million to $8.0 million over the next several years from cash flow from operations. On December 31, 1996 the Company acquired certain assets of the David M Company for $11.3 million in cash which was funded out of the Company's Old Senior Credit Facilities. In 1997, the Company received a purchase price adjustment of $1.5 million in cash related to certain changes in David M's working capital as of the closing date.

Cash Flows From Financing Activities. Concurrent with the AIP Acquisition in 1995, the Company entered into a credit agreement with certain U.S. banks. The U.S. credit agreement had a maximum borrowing capacity of $70 million as of December 31, 1997 and was secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary. The Company did not have any scheduled repayment requirements until 1999. Also in connection with the AIP Acquisition, the Company issued the 2005 Notes. In 1996, the Company entered into a credit agreement with a U.K. bank. The U.K. credit agreement provided for two term loans totaling $4.6 million and a $1.5 million line of credit. Scheduled repayments on the term loans were due in quarterly payments of $194,000. The entire $1.5 million line of credit was available at December 31, 1997.

YEAR 2000 COMPLIANCE

The Company has formed a task force to address all year 2000 issues and is in the process of evaluating and correcting all year 2000 issues. The initial assessment indicates that the Company does not have a significant year 2000 issue, and currently management believes that the cost of addressing its year 2000 issues will not be material.

ENVIRONMENTAL EXPENDITURES

The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 1995, 1996 and 1997 it spent approximately $0.1 million, $0.2 million and $0.6 million, respectively, in capital expenditures for solvent recovery, wastewater treatment, air monitoring and related projects to comply with environmental requirements.

New rules to be promulgated under the 1990 amendments to the Federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's U.S. facilities. Because the applicable requirements are not scheduled to be promulgated until 2000, it is difficult to estimate the costs of any additional controls that might be required with any certainty. The Company currently believes that the total capital expenditures to install additional control equipment at these facilities are not likely to exceed $2.5 million. Although such requirements are not required to be promulgated before 2000, the Company intends to begin installing the necessary equipment in 1998 to mitigate future spending requirements resulting from the Clean Air Act.

Solvent air emissions from the Dundee, Scotland facility have periodically exceeded the regulatory limit for such emissions, and in 1997 the Company began to initiate a plan for air controls and install a solvent recovery system in order to control the solvent emissions and comply with the regulatory limit. The Company believes that capital expenditures for such equipment will total approximately $1.4 million and will be incurred in 1998.

Capital expenditures in 1998 relating to environmental matters are estimated at approximately $2.0 million, which include anticipated expenditures related to solvent air emissions at the Dundee facility. In incurring expenditures for compliance with environmental requirements, the Company intends to use the best-available technology in anticipation of the requirements of the new Clean Air Act.

Based on environmental assessments conducted by independent environmental consultants in connection with the Acquisition, except as otherwise stated herein, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of toluene and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                    PAGE
                                                                                                    ----
DAY INTERNATIONAL GROUP, INC.
Report of Independent Auditors..............................................................          34
     Consolidated Balance Sheets as of December 31, 1997 and 1996...........................       35-36
     Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 and the period from June 7, 1995
         through December 31, 1995..........................................................          37
     Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1997 and 1996 and the period from June 7, 1995
         through December 31, 1995..........................................................          38
     Consolidated Statements of Cash Flows for the years ended
         December 31, 1997 and 1996 and the period from June 7, 1995
         through December 31, 1995..........................................................          39
     Notes to Consolidated Financial Statements.............................................       40-59

DAY INTERNATIONAL, INC.
Report of Independent Auditors..............................................................          60
     Consolidated Balance Sheet as of June 6, 1995..........................................       61-62
     Consolidated Statement of Income for the period from January 1,
         1995 through June 6, 1995..........................................................          63
     Consolidated Statement of Cash Flows for the period from
         January 1, 1995 through June 6, 1995...............................................          64
     Notes to Consolidated Financial Statements.............................................       65-75

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Day International Group, Inc.

We have audited the accompanying consolidated balance sheets of Day International Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the period from June 7, 1995 (date of acquisition) through December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2 for the years ended December 31, 1997 and 1996 and the period ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day International Group, Inc. at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the period from June 7, 1995 through December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP

Dayton, Ohio
February 17, 1998

                DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                               1997                 1996
                                                                                               ----                 ----

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $    780            $  5,433
  Accounts receivable:
    Trade (less allowance for doubtful accounts of
      $1,055 and $982)                                                                        21,593              16,788
    Other                                                                                        379                 383
  Inventories (Note C)                                                                        16,501              16,355
  Prepaid expenses and other current assets                                                    1,457               3,630
  Deferred tax assets (Note E)                                                                 1,938               3,389
                                                                                            --------            --------

         Total current assets                                                                 42,648              45,978

PROPERTY, PLANT AND EQUIPMENT (Note A):
  Land                                                                                         2,023               2,025
  Buildings                                                                                   10,648              10,183
  Machinery and equipment                                                                     39,999              34,692
  Construction in progress                                                                     3,716               5,098
                                                                                            --------            --------
                                                                                              56,386              51,998
  Less accumulated depreciation                                                              (11,594)             (6,709)
                                                                                            --------            --------
                                                                                              44,792              45,289

OTHER ASSETS:
  Goodwill and other intangible assets (Note B)                                              136,722             145,018
  Note receivable (Note K)                                                                       890               1,155
  Other assets                                                                                   475                 446
                                                                                            --------            --------
                                                                                             138,087             146,619
                                                                                            --------            --------
TOTAL ASSETS                                                                                $225,527            $237,886
                                                                                            ========            ========



                 See notes to consolidated financial statements.


                                                                                               1997                 1996
                                                                                               ----                 ----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                          $  7,743            $  7,453
  Accrued associate related costs                                                              8,177               7,929
  Other accrued expenses                                                                       3,694               5,430
  Income taxes payable                                                                         1,618                 645
  Interest payable                                                                             1,013               1,068
  Current maturities of long-term debt (Note D)                                                  774                 803
                                                                                            --------            --------

         Total current liabilities                                                            23,019              23,328

LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note D)                                           130,109             152,116
DEFERRED TAX LIABILITIES (Note E)                                                              5,688               3,513
OTHER LONG-TERM LIABILITIES (Notes J and K)                                                    6,522               6,195
COMMITMENTS AND CONTINGENCIES (Note K)
                                                                                            --------            --------

         Total liabilities                                                                   165,338             185,152

STOCKHOLDERS' EQUITY (Note H):
  Preferred Shares $.01 per share par value, 10,000
    shares authorized, none outstanding
  Common Shares, $.01 per share par value, 100,000
    shares authorized, 51,655 shares--1997 and
    51,555 shares--1996 issued and outstanding                                                     1                   1
  Additional paid-in-capital                                                                  51,959              51,531
  Retained earnings                                                                            9,697               1,780
  Foreign currency translation adjustment                                                     (1,468)               (578)
                                                                                            --------            --------

         Total stockholders' equity                                                           60,189              52,734
                                                                                            --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $225,527            $237,886
                                                                                            ========            ========

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM
              JUNE 7, 1995 THROUGH DECEMBER 31, 1995 (IN THOUSANDS)

                                                                              1997             1996              1995
                                                                              ----             ----              ----

NET SALES                                                                    $166,286          $136,814          $73,103

COST OF GOODS SOLD (including inventory
  fair value adjustments of $2,287 in 1995) (Note G)                          103,035            84,602           47,503
                                                                             --------          --------          -------

GROSS PROFIT                                                                   63,251            52,212           25,600

SELLING, GENERAL AND ADMINISTRATIVE                                            28,629            23,657           12,885
AMORTIZATION OF INTANGIBLES                                                     3,315             6,474            3,688
MANAGEMENT FEES (Note G)                                                          896               920              455
                                                                             --------          --------          -------

OPERATING PROFIT                                                               30,411            21,161            8,572

OTHER EXPENSES (Note D):
  Interest Expense (including amortization
    of deferred financing costs of $966 in
    1997, $1,000 in 1996 and $567 in 1995)                                     15,926            16,373            9,697
  Other expense (income)--net                                                     629              (219)             952
                                                                             --------          --------          -------
                                                                               16,555            16,154           10,649
                                                                             --------          --------          -------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                                    13,856             5,007           (2,077)

INCOME TAXES (BENEFIT) (Note E)                                                 5,939             2,000             (850)
                                                                             --------          --------          -------

NET INCOME (LOSS)                                                            $  7,917          $  3,007          $(1,227)
                                                                             ========          ========          =======



                 See notes to consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
               PERIOD FROM JUNE 7, 1995 THROUGH DECEMBER 31, 1995
                          (DOLLAR AMOUNTS IN THOUSANDS)




                                                                                             RETAINED           FOREIGN
                                                COMMON SHARES              ADDITIONAL        EARNINGS/         CURRENCY
                                                -------------               PAID-IN       (ACCUMULATED      TRANSLATION
                                           SHARES           AMOUNT           CAPITAL         DEFICIT)         ADJUSTMENT
                                           ------           ------           -------         --------         ----------

Sale of common shares                       51,600             $ 1          $51,599           $                $
Net loss                                                                                       (1,227)
Foreign currency
  translation adjustment                                                                                          (512)
                                            ------             ---          -------           -------          -------
December 31, 1995                           51,600               1           51,599            (1,227)            (512)

Sale of common shares                           73                               73
Purchase of common shares                     (118)                            (141)
Net income                                                                                      3,007
Foreign currency
  translation adjustment                                                                                           (66)
                                            ------             ---          -------           -------          -------
December 31, 1996                           51,555               1           51,531             1,780             (578)

Sale of common shares                          100                              120
Issuance of stock options                                                       308
Net income                                                                                      7,917
Foreign currency
  translation adjustment                                                                                          (890)
                                            ------             ---          -------           -------          -------

December 31, 1997                           51,655             $ 1          $51,959           $ 9,697          $(1,468)
                                            ======             ===          =======           =======          =======



                 See notes to consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM
              JUNE 7, 1995 THROUGH DECEMBER 31, 1995 (IN THOUSANDS)

                                                                                1997               1996              1995
                                                                                ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $  7,917          $  3,007         $ (1,227)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation                                                                  5,238             4,384            2,415
  Amortization of goodwill and intangibles                                      7,827            10,724            8,310
  Deferred income taxes                                                         3,528               146           (1,247)
  Non-cash charge related to stock option awards                                  308
Change in assets and liabilities, net of effect of David M acquisition:
  Accounts receivable                                                          (5,455)             (125)             280
  Inventories                                                                    (532)              909            1,512
  Prepaid expenses and other current assets                                      (521)              236              472
  Accounts payable and other accrued expenses                                   1,361            (1,218)           4,400
                                                                             --------          --------        ---------
         Net cash provided by operating activities                             19,671            18,063           14,915
                                                                             --------          --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Day International, Inc., net  of cash acquired                                                    (203,993)
Cash paid for net assets of David M                                             1,513           (11,285)
Capital expenditures                                                           (5,124)           (5,221)          (2,082)
Other                                                                           1,107            (1,107)
                                                                             --------          --------
         Net cash used in investing activities                                 (2,504)          (17,613)        (206,075)
                                                                             --------          --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common shares                                                             120                73           51,600
Net payments on credit facilities                                             (21,821)
Purchase of common shares                                                                          (141)
Proceeds from term loan                                                                                           30,000
Net proceeds from revolving credit facility                                                       1,241           21,250
Issuance of senior subordinated notes                                                                            100,000
Payment of financing costs                                                                                        (7,802)
                                                                             --------          --------        ---------
         Net cash (used in) provided by financing activities                  (21,701)            1,173          195,048
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (119)               41             (119)
                                                                             --------          --------        ---------
CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents                           (4,653)            1,664            3,769
Cash and cash equivalents at beginning of period                                5,433             3,769
                                                                             --------          --------        ---------
Cash and cash equivalents at end of period                                   $    780          $  5,433        $   3,769
                                                                             ========          ========        =========

CASH PAID FOR:
Income Taxes                                                                 $  1,390          $  1,620        $     892
                                                                             ========          ========        =========
Interest                                                                     $ 15,015          $ 15,517        $   7,963
                                                                             ========          ========        =========

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
                      THE 208 DAYS ENDED DECEMBER 31, 1995



A.       NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUBSEQUENT EVENT

Day International Group, Inc. and subsidiaries ("Day" or "the Company") designs and manufactures precision engineered rubber components for the printing and textile industries. Day's Image Transfer business designs, manufactures and markets high-quality printing blankets and sleeves used in the offset printing industry. Day's Textile business manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Sales are made through Day's organization, distributors and representatives.

In connection with the Stock Purchase Agreement dated April 11, 1995, as amended, among Day International Group, Inc., M.A. Hanna Company, and Cadillac Plastics Group, Inc., the Share Purchase Agreement dated April 11, 1995, as amended, among Day International Group, Inc. and Cadillac Plastics Limited, and an Asset Purchase Agreement dated April 11, 1995, as amended, among Day International Group, Inc. and Day International (Canada) Limited, Day acquired the stock or net assets, as appropriate, from M.A. Hanna and its subsidiaries, related to the precision engineered rubber components business, effective June 6, 1995 for $211.8 million in cash (net of cash acquired of $2.5 million). The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price has been allocated to the net assets acquired based on their fair market values as follows:

         Current Assets                                                         $ 36,685
         Property, plant and equipment                                            38,347
         Other assets                                                              1,624
         Goodwill and other intangible assets                                    158,970
         Current liabilities                                                     (16,986)
         Postretirement benefits and other long-term liabilities                  (6,845)
                                                                                --------
            Total Purchase Price                                                $211,795
                                                                                ========

On December 31, 1996, the Company acquired certain net assets of the David M division of Flint Ink Corporation for $9.8 million in cash. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

On January 16, 1998, affiliates of Greenwich Street Capital Partners, Inc., and SG Capital Partners acquired 93.9% of the common stock of Day for approximately $206 million with Day's management retaining the other 6.1% of the common shares. As a result of the change in control, bonuses of approximately $0.6 million will be required to be paid to certain members of Day's management in conjunction with the completion of their one or two year employment agreements. The expense related to the employment agreements will be recorded in the first quarter of 1998. The impact of the acquisition on the Company's financial statements is expected to include the issuance of $50 million of Exchangeable Preferred Stock and an additional $100 million of Senior Subordinated Notes. The proceeds from these two transactions will be used to repay the bridge loan of its new majority owner of $140 million plus the associated transaction related expenses.


B.       SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all highly liquid investments with an original purchased maturity of three months or less.

INVENTORIES are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives. Buildings are depreciated over 25 years and machinery and equipment are depreciated between 5 and 10 years.

GOODWILL AND OTHER INTANGIBLES--Goodwill represents the excess of cost over the fair value of the net assets acquired and is being amortized on the straight line basis over 40 years. The Company assesses the recoverability of goodwill and other intangibles by determining whether the amortization of the respective balances over their remaining lives can be recovered through projected undiscounted cash flows.

Deferred financing costs of $5,269 at December 31, 1997 (net of accumulated amortization of $2,533) are being amortized using an effective interest rate method over the lives of the related debt. Deferred financing costs of $728 related to the US Credit Agreement will be expensed in the first quarter of 1998 as the US Credit Agreement was repaid in conjunction with the January 16, 1998 change in control as described in Note A.

Goodwill and other intangibles are being amortized using the straight-line method, as follows:

                                                                    LIFE
                                                                    ----

Goodwill                                      $103,619                40 years
Employment agreements                            6,803               1.7 years
Deferred financing costs                         7,802            5 to 7 years
Printing technology                             27,946              11.5 years
Textile compound formulas                        5,247                30 years
Unpatented technology                            9,529                20 years
                                              --------
Total intangibles                              160,946
Less accumulated amortization                  (24,224)
                                              --------
                                              $136,722
                                              ========

REVENUE RECOGNITION--Day recognizes revenue when the product is shipped. Reserves for product returns, based upon historical experience, are also recognized upon shipment.

FOREIGN CURRENCY TRANSLATION--The functional currency is the local currency of Day's respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period end exchange rates. Foreign currency revenues and expenses are translated at the average exchange rates for the period. Translation gains and losses are recorded in the accumulated translation adjustment account in shareholders' equity. Transaction gains and losses are recorded in the consolidated statement of operations for the period. Effective January 1, 1997, Day's Mexico subsidiary switched its functional currency to the US dollar in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation" because the Mexican economy was considered hyper-inflationary.

CONCENTRATION OF CREDIT RISK--A majority of Day's textile operations U.S. sales are concentrated in the southeastern part of the U.S. Day's Image Transfer and Textile receivables are from a diverse group of customers in the printing and textile industry and such receivables are generally unsecured. Day maintains a reserve for potential losses. One customer accounted for 11% of sales for the year ended December 31, 1997 and 9% of receivables at December 31, 1997.

Certain of Day's international subsidiaries make purchases in foreign currencies. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Day has entered into forward foreign exchange contracts to protect itself against such foreign currency movements which generally expire in 3 to 12 months. The contract value, which approximates market, of these foreign exchange contracts was $2,311 and $1,762 at December 31, 1997 and 1996, respectively.

Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. No counterparties are expected to fail to meet their obligations given their credit ratings, therefore Day does not obtain collateral for these instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of the Company's variable rate US and UK Credit Agreements approximates fair value. The 11 1/8% Senior Subordinated Debt's fair market value was approximately 107% of its carrying value at December 31, 1997 based on quoted market prices. The carrying amounts of all other current assets and liabilities as reported in the consolidated balance sheets at December 31, 1997 and 1996, which qualify as financial instruments, approximated fair value.

MANAGEMENT ESTIMATES--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C.       INVENTORIES

Inventories as of December 31, 1997 and 1996 consists of:

                                                                             1997              1996
                                                                             ----              ----

Finished Goods                                                             $ 8,917          $ 9,118
Work in Progress                                                             4,164            4,115
Raw Materials                                                                3,420            3,122
                                                                           -------          -------
                                                                           $16,501          $16,355
                                                                           =======          =======


D.       LONG-TERM AND SUBORDINATED LONG-TERM DEBT

Long-term and subordinated long-term debt as of December 31, 1997 and 1996 consists of:

                                                                            1997              1996
                                                                            ----              ----

US Credit Agreement                                                       $ 30,000         $ 48,500
UK Credit Agreement                                                            883            4,419
11-1/8% Senior Subordinated Notes                                          100,000          100,000
                                                                          --------         --------
                                                                           130,883          152,919
Less: Current maturities of long-term debt                                    (774)            (803)
                                                                          --------         --------
                                                                          $130,109         $152,116
                                                                          ========         ========

The US Credit Agreement consisted of a $40,000 revolving line of credit and a $30,000 term loan with a group of banks. The revolving line of credit included a $12,500 letter of credit subfacility ($1,903 of letters of credit were outstanding at December 31, 1997) and a $2,000 swingline loan subfacility. At December 31, 1997, interest on $5,000 of the revolving line of credit was based on the banks' base rate plus 0.50% (9.00% at December 31, 1997). At December 31, 1997, $33,097 was available under the US Credit Agreement. The US Credit Agreement required a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. Interest on the term loan was based on the banks' base rate plus 1.50% (9.5% at December 31, 1997) or the LIBOR rate plus 2.75% (8.69% at December 31, 1997). At December 31, 1997, interest on the term loan was based on the LIBOR rate. Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. The weighted average interest rate on the US Credit Agreement for the years ended December 31, 1997 and 1996 and the period from June 7, 1995 through December 31, 1995 was 8.61%, 8.46% and 8.86%, respectively.

The US Credit Agreement was repaid on January 16, 1998 and replaced with a $60,000 credit facility consisting of a five year $40,000 term loan and a $20,000 revolving line of credit, in conjunction with the change of control as described in Note A. Interest on the credit facility will be at the bank's base rate plus 1% or LIBOR plus 2%. Principal payments under the term loan are as follows: $2,000--1998; $5,000--1999; $8,000--2000; $11,000--2001 and
$14,000--2002.

The 11 1/8% Senior Subordinated Notes (the "Notes") are due June 1, 2005 with interest payable semi-annually.

The Notes contain various financial and other covenants which place limits on, among other things, asset sales, dividends and distributions of the Company's or its subsidiaries' capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. The Company's wholly-owned subsidiary, Day International, Inc., has guaranteed the new credit facility and the Notes and pledged all its assets, except its investments in its foreign subsidiaries, as collateral on these agreements. Upon a change in control, the Notes can be put back to the Company at 101% of their face value. An offer to repurchase the Notes at 101% of their face value was made on February 13, 1998.

A Consent Solicitation Statement is expected to be sent to the existing holders of the Notes by March 1, 1998, requesting their consent to certain amendments to the Indenture governing the Notes which, among other things, will permit the Company to issue an additional $100 million of Senior Subordinated Notes and eliminate all provisions of the Indenture subordinating the Notes in right of payment to senior indebtedness of the Company. In consideration for signing the Consent, the Company will make a Consent Payment of $40 in cash for each $1,000 of Notes for which a signed Consent is received prior to the Consent expiration date.

In 1996, the Company's UK subsidiary entered into credit facilities with a UK bank ("UK Credit Agreement") that provided a $1,544 line of credit and two five year term loans totaling $4,647. Interest on the line of credit is at the bank's base rate plus 1% (8.25% at December 31, 1997) payable monthly. The UK Credit Agreement was repaid on January 12, 1998. Interest on the term loans was at either the bank's base rate plus 1% (8.25% at December 31, 1997) or the LIBOR rate plus 1% (7.87% at December 31, 1997) payable monthly. At December 31, 1997, $1,544 was available under the UK Credit Agreement. All borrowings were secured by guarantees from the Company's US subsidiary and by letters of credit obtained under the US Credit Agreement. The credit facilities also contained certain financial covenants related to the UK subsidiary.

In conjunction with the acquisition in 1995, the Company entered into an agreement that would provide temporary financing in the event the Notes were not in place by the closing date. This temporary financing was ultimately not required. As a result, fees and related costs associated with this temporary financing of $1,019 were charged to other expense in the period June 7, 1995 through December 31, 1995.

E.       INCOME TAXES

Significant components of deferred tax assets (liabilities) as of December 31, 1997 and 1996 are as follows:

                                                                         1997              1996
                                                                         ----              ----
Domestic:
  Current:
    Accounts receivable reserves                                       $   491          $   489
    Inventory reserves                                                     574              533
    Other reserves                                                         350              638
    Net operating loss carryforward                                                       1,284
    AMT credit carryforward                                                350              200
                                                                       -------          -------
                                                                         1,765            3,144
                                                                       -------          -------
  Long-term:
    Depreciation                                                        (2,721)          (1,477)
    Amortization                                                        (1,830)            (531)
    Other postretirement benefits                                          463              250
                                                                       -------          -------
                                                                        (4,088)          (1,758)
                                                                       -------          -------
Total domestic deferred tax assets (liabilities)                        (2,323)           1,386
                                                                       -------          -------
Foreign:
  Current:
    Inventories                                                            (25)            (177)
    Other                                                                  198              422
                                                                       -------          -------
                                                                           173              245
                                                                       -------          -------
  Long-term:
    Plant and equipment                                                 (1,626)          (1,873)
    Pension                                                                 26              118
                                                                       -------          -------
                                                                        (1,600)          (1,755)
                                                                       -------          -------
Total foreign deferred tax liabilities                                  (1,427)          (1,510)
                                                                       -------          -------
Net deferred tax liabilities                                           $(3,750)         $  (124)
                                                                       =======          =======


Income tax expense (benefit) consists of the following for the years ended December 31, 1997 and 1996 and the period from June 7, 1995 through December 31, 1995:

                                                                  1997             1996              1995
                                                                  ----             ----              ----
Current:
  Domestic:
    Federal                                                      $                 $               $   209
    State and local                                                 309               583               50
    Foreign                                                       1,396             1,251              138
                                                                 ------            ------          -------
                                                                  1,705             1,834              397
                                                                 ------            ------          -------
Deferred:
  Domestic:
    Federal                                                       3,366               324           (1,359)
    State and local                                                 495                48             (200)
    Foreign                                                         373              (206)             312
                                                                 ------            ------          -------
                                                                  4,234               166           (1,247)
                                                                 ------            ------          -------
                                                                 $5,939            $2,000          $  (850)
                                                                 ======            ======          =======

The foreign deferred tax expense primarily results from differences in accounting for fixed assets.

The income tax expense (benefit) differs from the statutory rate for the years ended December 31, 1997 and 1996 and period June 7, 1995 through December 31,
1995 as a result of the following:

                                                                  1997             1996              1995
                                                                  ----             ----              ----

Provision at the federal statutory rate                          $4,711            $1,702            $(707)
Foreign tax rate differential                                       444              (169)             (63)
State and local taxes, net of federal
  income tax effect                                                 689               417              (99)
Non-deductible expenses                                             117                57              118
Other                                                               (22)               (7)             (99)
                                                                 ------            ------            -----
                                                                 $5,939            $2,000            $(850)
                                                                 ======            ======            =====

Income (loss) before income taxes includes $5,809, $3,571 and $1,510 of income from international operations for the years ended December 31, 1997 and 1996 and period June 7, 1995 through December 31, 1995, respectively. Day has not provided deferred taxes on the undistributed earnings of foreign subsidiaries because the earnings are deemed permanently reinvested.

F.       BUSINESS OPERATIONS

Net sales and income (loss) before income taxes (benefit) for the years ended December 31, 1997 and 1996 and the period from June 7, 1995 through December 31, 1995 and identifiable assets as of December 31, 1997 and 1996 by geographic area are as follows:


                                                                             1997
                                                                             ----
                                                                            INCOME
                                                                            BEFORE          IDENTIFIABLE
                                                       NET SALES         INCOME TAXES          ASSETS
                                                       ---------         ------------          ------

Domestic                                                 $101,319              $2,677            $183,267
Europe                                                     45,280               4,808              30,871
Other International                                        25,243               6,371              11,389
Interarea                                                  (5,556)
                                                          -------             -------            --------
                                                         $166,286             $13,856            $225,527
                                                         ========             =======            ========

                                                                             1996
                                                                             ----
                                                                         INCOME (LOSS)
                                                                            BEFORE          IDENTIFIABLE
                                                       NET SALES         INCOME TAXES          ASSETS
                                                       ---------         ------------          ------

Domestic                                                 $ 83,819             $(3,461)           $195,792
Europe                                                     33,664               2,025              30,454
Other International                                        24,288               6,443              11,640
Interarea                                                  (4,957)
                                                          -------             -------            --------
                                                         $136,814             $ 5,007            $237,886
                                                         ========             =======            ========

                                                                 1995
                                                                 ----
                                                                        INCOME (LOSS)
                                                                           BEFORE
                                                       NET SALES        INCOME TAXES
                                                       ---------        ------------

Domestic                                                  $46,537             $(5,260)
Europe                                                     18,289                 478
Other International                                        11,231               2,705
Interarea                                                  (2,954)
                                                          -------             -------
                                                          $73,103             $(2,077)
                                                          =======             =======

Sales between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit.

G.       RELATED PARTY TRANSACTIONS

In accordance with a management services agreement, the Company was required to pay American Industrial Partners, an affiliate of the controlling shareholders of Day, an annual management fee of $800 plus expenses, payable semi-annually. The agreement terminated on January 16, 1998 with the change in control described in Note A.

The Company also paid American Industrial Partners $450 in conjunction with the acquisition of David M, related to their assistance in acquiring David M which was included in the David M purchase price allocation.

In 1997, the Company purchased approximately $1.7 million of its raw material needs from suppliers who were also owned by the controlling shareholders of Day. The Company does not anticipate any price increases or service interruptions as a result of the change in control described in Note A.

H.       STOCKHOLDERS' EQUITY AND STOCK BASED COMPENSATION PLAN

The Company has a stock option plan permitting the grant of up to 3,730 options to purchase common shares to officers and key employees. The options vest nine years from the grant date; however, vesting is accelerated if the Company achieves certain performance objectives and expire ten years from grant date. All outstanding options vested on January 16, 1998 with the change in control as described in Note A and 142.5 options were exercised for $143. As of December 31, 1997, 2,605 options have been granted under the plan with an exercise price of $1,000 a share and 310 options have been granted under the plan with an exercise price of $1,200 a share. Also, the options expire as follows: 2,530 expire in 2005, 75 expire in 2006 and 310 expire in 2007. The following table summarizes activity in the Company's stock option plan:

                                                 1997                         1996                         1995
                                                 ----                         ----                         ----
                                                      EXERCISE                     EXERCISE                     EXERCISE
                                        SHARES          PRICE        SHARES          PRICE          SHARES        PRICE
                                        ------          -----        ------          -----          ------        -----
Outstanding at beginning
  of period                              2,605         $1,000        2,730          $1,000
Granted                                    310         $1,200           75          $1,000           2,730        $1,000
Exercised                                                              (18)         $1,000
Canceled                                                              (182)         $1,000
                                         -----         ------        -----                           -----
Outstanding at end of period             2,915                       2,605                           2,730
                                         =====                       =====                           =====
Exercisable at end of period             1,520                         862                             283
                                         =====                       =====                           =====
Weighted-average fair value
  of options granted during
  the year using the Black-Scholes
  options-pricing model                               $ 1,548                       $  662                        $  462
                                                      =======                       ======                        ======
Weighted-average assumptions used for grants:
  Expected dividend yield                                  0%                           0%                            0%
  Expected life of options                            9 years                      9 years                       9 years
  Risk-free interest rate                                  7%                           7%                            7%

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company was required to adopt in 1996. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. Had compensation costs been determined based on the fair value method of SFAS No. 123 would have reduced the Company's net earnings by $255 in 1997, $214 in 1996 and $107 in 1995.

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

The funded status of the Company's defined benefit plans at December 31, 1997 and 1996 is as follows:

                                                                                   1997              1996
                                                                                   ----              ----
Actuarial present value of benefit obligations:
  Accumulated benefit obligations including vested
    benefits of $10,015 and $9,347                                                $10,138          $ 9,493
                                                                                  =======          =======
Projected benefit obligation                                                      $11,355          $10,636
Plan assets at fair value                                                          10,894           10,652
                                                                                  -------          -------
Plan assets (in excess of) less than projected benefits                               461              (16)
Unrecognized net actuarial gain (loss)                                                  4              438
                                                                                  -------          -------
Accrued pension cost                                                              $   465          $   422
                                                                                  =======          =======

The projected benefit obligation was determined using an assumed discount rate of 7.0% and 7.5% in 1997 and 1996, respectively and an assumed long-term rate of increase in compensation of 5%. The assumed long-term rate of return on plan assets was 9.0% in 1997 and 8.5% in 1996.

A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 1997 and 1996 and the period from June 7, 1995 through December 31, 1995 is as follows:




                                                                   1997             1996              1995
                                                                   ----             ----              ----
Defined benefit plans:
  Service cost                                                      $  506           $   433            $ 256
  Interest cost                                                        728               701              381
  Actual return on plan assets                                        (977)           (1,006)            (810)
  Net amortization and deferral                                         95               265              418
                                                                    ------           -------            -----
Net periodic pension cost                                              352               393              245
Defined contribution plans                                           1,458             1,247              690
                                                                    ------           -------            -----
Total pension expense                                               $1,810           $ 1,640            $ 935
                                                                    ======           =======            =====


J.       OTHER POSTRETIREMENT BENEFITS

Day provides certain contributory health care and life insurance benefits for certain U.S. associates. Those associates may become eligible for these postretirement benefits if they retire on or after age 55 with at least ten years of service.

The status of Day's plan at December 31, 1997 and 1996, which is unfunded, is as follows:

                                                                                      1997              1996
                                                                                      ----              ----
Accumulated postretirement benefit obligation:
  Retirees                                                                            $1,024           $1,003
  Fully eligible active plan participants                                                265              242
  Other active plan participants                                                       3,282            2,605
                                                                                      ------           ------
                                                                                       4,571            3,850
  Unrecognized net loss                                                                  161              337
                                                                                      ------           ------
Accrued postretirement benefit obligation                                             $4,732           $4,187
                                                                                      ======           ======


Approximately $87 and $57 of accrued postretirement benefit obligation is included in accrued associate related costs at December 31, 1997 and 1996, respectively.

The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost rate trend) is assumed to be 5% and decreasing gradually to 4.75% in 2007 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $882 at December 31, 1997 and the interest and service cost would have been $152 higher for the year ended December 31, 1997.

A discount rate of 7.0% and 7.5% was used in determining the accumulated obligation as of December 31, 1997 and 1996, respectively.

Net periodic postretirement benefit costs include the following components for the year ended December 31, 1997 and 1996 and the period from June 7, 1995 through December 31, 1995:



                                                             1997             1996              1995
                                                             ----             ----              ----

Service cost                                                 $386              $348             $206
Interest cost                                                 315               263              136
                                                             ----              ----             ----
Net periodic postretirement benefit costs                    $701              $611             $342
                                                             ====              ====             ====


K.       LEASE COMMITMENTS AND CONTINGENCIES

The Company leases certain warehouses, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 1997 and 1996 and the period from June 7, 1995 through December 31, 1995 was $780, $811 and $412, respectively. At December 31, 1997, future minimum lease commitments for noncancelable operating leases are:

         1998                                                        $  339
         1999                                                           295
         2000                                                           234
         2001                                                           198
         2002                                                           130
         Thereafter                                                      71
                                                                     ------
                  Total                                              $1,267
                                                                     ======

There are currently no environmental claims against the Company for the costs of environmental remediation measures taken or to be taken. The Company is operating under a consent decree related to its Michigan manufacturing facility for environmental matters that occurred prior to the acquisition by American Industrial Partners in 1995. Independent environmental consultants have assessed the environmental matters. Based on this assessment and management's best estimates of the liability associated with these matters, reserves for such liabilities have been established and no insurance recoveries have been anticipated in determining the reserves. The Company's previous parent and its parent, M.A. Hanna, have agreed to indemnify the Company for certain costs associated with these matters. At December 31, 1997 a $935 indemnification receivable is recorded. Management believes that this receivable is fully realizable. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the operations, financial position or cash flows of the Company.

L.       SUPPLEMENTAL CONSOLIDATING INFORMATION

As described in Note A, in April 1995, the Company purchased Day from M.A. Hanna. The acquisition was financed through equity, term and revolving credit facilities and senior subordinated debt (the "Notes"). In connection with the Acquisition, Day International, Inc. ("Day International" or "Guarantor") became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International) and provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for the UK Credit Agreement of the UK subsidiary as described in Note D. All of the assets of Day International and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non guarantor subsidiaries. In 1996, intercompany notes were put in place through a dividend which effectively transfers the interest expense from Day International Group, Inc. to Day International, Inc. The following are the supplemental combined condensed balance sheets as of December 31, 1997 and 1996, the supplemental combined condensed statements of operations and cash flows for the years ended December 31, 1997 and 1996 and the period from June 7, 1995 through December 31, 1995 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1997

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents                            $    596        $   (320)     $    504                      $    780
Accounts receivable -- net                                             12,215         2,767                        21,972
Inventories                                                            10,637         6,864                        16,501
Other assets                                                            1,936         1,459                         3,395
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT ASSETS                             596          24,468        17,584             --         42,648
Intercompany                                          130,000              --                    $(130,000)            --
Property, plant and equipment -- net                                   35,931         8,861                        44,792
Investment in subsidiaries                             70,337          23,106                      (93,443)            --
Intangible and other assets                                           132,809         5,278                       138,087
                                                     --------        --------      --------      ---------       --------
         TOTAL ASSETS                                $200,933        $216,314      $ 31,723      $(223,443)      $225,527
                                                     ========        ========      ========      =========       ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Accounts payable                                                     $  4,736      $  3,532      $    (525)      $  7,743
Current maturities of long-term debt                                                    774                           774
Accrued accounts, restated costs and
  other expenses                                     $    990           8,899         4,613                        14,502
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT LIABILITIES                        990          13,635         8,919           (525)        23,019
Intercompany                                            8,286         121,217           (28)      (129,475)            --
Long-term and subordinated long-term
  debt                                                130,000                           109                       130,109
Long-term post retirement benefits
  and other                                                             9,527         2,683                        12,210
Total stockholders' equity                             61,657          71,935        20,040        (93,443)        60,189
                                                     --------        --------      --------       ---------      --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                             $200,933        $216,314      $ 31,723      $(223,443)      $225,527
                                                     ========        ========      ========      =========       ========

                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1996

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents                            $  2,757        $   (726)      $ 3,402                      $  5,433
Accounts receivable--net                                                9,139         8,032                        17,171
Inventories                                                            10,780         5,575                        16,355
Other assets                                                            6,118           901                         7,019
                                                     --------        --------       -------      ---------       --------
         TOTAL CURRENT ASSETS                           2,757          25,311        17,910             --         45,978
Intercompany                                          148,500             583                    $(149,083)            --
Property, plant and equipment--net                                     36,112         9,177                        45,289
Investment in subsidiaries                             62,410          19,218                      (81,628)            --
Intangible and other assets                                           141,320         5,299                       146,619
                                                     --------        --------       -------      ---------       --------
TOTAL ASSETS                                         $213,667        $222,544       $32,386      $(230,711)      $237,886
                                                     ========        ========       =======      =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                     $  4,878       $ 2,919      $    (344)      $  7,453
Current maturities of long-term debt                                                    803                           803
Accrued associate related costs
  and other expenses                                 $  1,068          10,703         3,301                        15,072
                                                     --------        --------       -------      ---------       --------
         TOTAL CURRENT LIABILITIES                      1,068          15,581         7,023           (344)        23,328
Intercompany                                           10,787         137,536           415       (148,738)            --
Long-term and subordinated
  long-term debt                                      148,500                         3,616                       152,116
Long-term post retirement benefits
  and other                                                             6,921         2,787                         9,708
Total stockholders' equity                             53,312          62,506        18,545        (81,629)        52,734
                                                     --------        --------       -------      ---------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                              $213,667        $222,544       $32,386      $(230,711)      $237,886
                                                     ========        ========       =======      =========       ========


                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------

Net sales                                             $    --        $124,422       $41,864       $     --       $166,286
Cost of goods sold                                                     74,846        28,189                       103,035
                                                      -------        --------       -------       --------       --------
         Gross profit                                      --          49,576        13,675             --         63,251
Selling, general and administrative                        50          20,741         7,838                        28,629
Amortization of intangibles                                             3,270            45                         3,315
Management fees                                                           896                                         896
                                                      -------        --------       -------       --------       --------
         Operating income                                 (50)         24,669         5,792             --         30,411
Other expenses (income):
Equity in earnings of subsidiaries                     (7,926)         (3,760)                      11,686             --
Interest expense                                           --          15,605           321                        15,926
Other (income) expense                                    (35)            489           175                           629
                                                      -------        --------       -------       --------       --------
         Income before income taxes                     7,911          12,335         5,296        (11,686)        13,856
Income taxes                                               (6)          4,409         1,536                         5,939
                                                      -------        --------       -------       --------       --------
         Net income                                   $ 7,917        $  7,926       $ 3,760       $(11,686)      $  7,917
                                                      =======        ========       =======       ========       ========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------

Net sales                                             $    --        $101,284       $35,530       $     --       $136,814
Cost of goods sold                                                     60,838        23,764                        84,602
                                                      -------        --------       -------       --------       --------
         Gross profit                                      --          40,446        11,766             --         52,212
Selling, general and administrative                        35          15,904         7,717                        23,657
Amortization of intangibles                                             6,291           183                         6,474
Management fees                                                           920                                         920
                                                      -------        --------       -------       --------       --------
         Operating income                                 (36)         17,331         3,866             --         21,161
Other expenses (income):
Equity in earnings of subsidiaries                     (2,976)         (2,526)                       5,502             --
Interest expense                                           --          16,078           295                        16,373
Other (income) expense                                    (87)           (132)           --                          (219)
                                                      -------
         Income before income taxes                     3,027           3,911         3,571         (5,502)         5,007
Income taxes                                               20             935         1,045                         2,000
                                                      -------        --------       -------       --------       --------
         Net income                                   $ 3,007        $  2,976       $ 2,526       $ (5,502)      $  3,007
                                                      =======        ========       =======       ========       ========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
               PERIOD FROM JUNE 7, 1995 THROUGH DECEMBER 31, 1995

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------

Net sales                                             $    --         $51,974       $21,129        $    --        $73,103
Cost of goods sold                                                     33,357        14,146                        47,503
                                                      -------         -------       -------        -------        -------
         Gross profit                                      --          18,617         6,983             --         25,600
Selling, general and administrative                       100           7,799         4,986                        12,885
Amortization of intangibles                                             3,634            54                         3,688
Management fees                                                           455                                         455
                                                      -------         -------       -------        -------        -------
         Operating income                                (100)          6,729         1,943             --          8,572
Other expenses (income):
Equity in earnings of subsidiaries                     (4,267)         (1,133)                       5,400             --
Interest expense                                        9,130             567                                       9,697
Other (income) expense                                   (223)            815           360                           952
                                                      -------         -------       -------        -------        -------
         Income (loss) before income
           taxes (benefit)                             (4,740)          6,480         1,583         (5,400)        (2,077)
Income taxes (benefit)                                 (3,513)          2,213           450                          (850)
                                                      -------         -------       -------        -------        -------
         Net Income (Loss)                            $(1,227)          4,267       $ 1,133        $(5,400)       $(1,227)
                                                      =======         =======       =======        =======        =======


                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Operating Activities:
Net income                                           $  7,917        $  7,926       $ 3,760       $(11,686)      $  7,917
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                        11,464         1,601                        13,065
  Non-cash charge related to stock
    option awards                                         308                                                         308
  Equity in earnings of subsidiaries                   (7,926)         (3,760)                      11,686             --
  Deferred income taxes and other                                       3,710          (182)                        3,528
  Changes in operating assets and
    liabilities                                           (78)         (3,693)       (1,276)          (100)        (5,147)
                                                     --------        --------       -------       --------       --------
Net cash provided by (used in)
  operating activities                                    221          15,647         3,903           (100)        19,671
Investing activities:
Cash paid for David M                                                   1,513                                       1,513
Capital expenditures                                                   (3,627)       (1,497)                       (5,124)
Other                                                                   1,107                                       1,107
                                                     --------        --------       -------       --------       --------
Net cash used in investing activities                      --          (1,007)       (1,497)            --         (2,504)
Financing Activities:
Sale of common shares                                     120                                                         120
Purchase of common shares                                                                                              --
Net payments on credit facilities                     (18,500)                       (3,321)                      (21,821)
                                                     --------        --------       -------       --------       --------
Net cash used in financing activities                 (18,380)             --        (3,321)            --        (21,701)
Intercompany transfers and dividends                   15,998         (14,234)       (1,864)           100             --
Effects of exchange rates on cash                                                      (119)                         (119)
                                                     --------        --------       -------       --------       --------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                     (2,161)            406        (2,898)            --         (4,653)
Cash and cash equivalents at beginning
  of period                                             2,757            (726)        3,402                         5,433
                                                     --------        --------       -------       --------       --------
Cash and cash equivalents at end
  of period                                          $    596        $   (320)      $   504       $     --       $    780
                                                     ========        ========       =======       ========       ========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Operating Activities:
Net income                                            $ 3,007        $  2,976       $ 2,526        $(5,502)      $  3,007
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                      13,589         1,519                        15,108
    Equity in earnings of subsidiaries                 (2,976)         (2,526)                       5,502             --
    Deferred income taxes and other                                        88          (456)           514            146
    Change in operating assets and
      liabilities                                        (343)            696           (57)          (494)          (198)
                                                      -------        --------       -------        -------       --------
Net cash provided by (used in)
  operating activities                                   (312)         14,823         3,532             20         18,063
Investing activities:
  Cash paid for David M.                                              (11,285)                                    (11,285)
  Capital expenditures                                                 (3,968)       (1,253)                       (5,221)
  Other                                                                (2,665)          921            637         (1,107)
                                                      -------        --------       -------        -------       --------
Net cash used in investing activities                      --         (17,918)         (332)           637        (17,613)
Financing activities:
  Sale of common shares                                    73                                                          73
  Purchase of common shares                              (141)                                                       (141)
  Net proceeds from revolving credit
    facility                                           (2,750)                        3,991                         1,241
                                                      -------        --------       -------        -------       --------
Net cash provided by (used in)
  financing activities                                 (2,818)                        3,991                         1,173
Intercompany transfers and dividends                    5,484           2,282        (7,109)          (657)            --
Effects of exchange rates on cash                                                        41                            41
                                                      -------        --------       -------        -------       --------
Cash and Cash Equivalents:
  Net increase (decrease) in cash and
    cash equivalents                                    2,354            (813)          123             --          1,664
  Cash and cash equivalents at
    beginning of period                                   403              87         3,279                         3,769
                                                      -------        --------       -------        -------       --------
  Cash and cash equivalents at end
    of period                                         $ 2,757        $   (726)      $ 3,402        $    --       $  5,433
                                                      =======        ========       =======        =======       ========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
               PERIOD FROM JUNE 7, 1995 THROUGH DECEMBER 31, 1995

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Operating Activities:
Net income (loss)                                   $  (1,227)       $  4,267       $ 1,133        $(5,400)     $  (1,227)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                       9,828           897                        10,725
    Equity in earnings of subsidiaries                 (4,267)         (1,133)                       5,400             --
    Deferred income taxes and other                    (3,514)          2,580          (313)                       (1,247)
    Change in operating assets and
      liabilities                                       1,411           2,804         1,346          1,103          6,664
                                                    ---------        --------       -------        -------      ---------
Net cash provided by (used in)
  operating activities                                 (7,597)         18,346         3,063          1,103         14,915
Investing activities:
Cash paid for Day International, Inc.                (203,564)                         (429)                     (203,993)
Capital expenditures                                                   (1,018)       (1,064)                       (2,082)
                                                    ---------        --------       -------        -------      ---------
Net cash used in investing activities                (203,564)         (1,018)       (1,493)            --       (206,075)
Financing Activities:
Sale of common shares                                  51,600                                                      51,600
Proceeds from term loan                                30,000                                                      30,000
Net proceeds from evolving credit
  facility                                             21,250                                                      21,250
Issuance of senior subordinated notes                 100,000                                                     100,000
Payment of financing costs                             (7,802)                                                     (7,802)
                                                    ---------        --------       -------        -------      ---------
Net cash provided by financing
  activities                                          195,048              --            --             --        195,048
Intercompany transfers                                 16,516         (17,241)        1,828         (1,103)            --
Effects of exchange rates on cash                                                      (119)                         (119)
                                                    ---------        --------       -------        -------      ---------
Cash and Cash Equivalents:
Net increase in cash and cash
  equivalents                                             403              87         3,279             --          3,769
                                                    ---------        --------       -------        -------      ---------
Cash and cash equivalents at end
  of period                                         $     403        $     87       $ 3,279        $    --      $   3,769
                                                    =========        ========       =======        =======      =========

INDEPENDENT AUDITORS' REPORT


Board of Directors
Day International, Inc. and subsidiaries:



We have audited the accompanying consolidated balance sheet of Day International, Inc. ( a wholly-owned subsidiary of M.A. Hanna Company) and subsidiaries ("Day") as of June 5, 1995, and the related consolidated statements of income and cash flows for the period January 1, 1995, through June 6, 1995. Our audit also included the financial statement schedule listed in the Index at
Item 14(a)2 for the period ended June 6, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day at June 5, 1995, and the results of their operations and their cash flows for the period January 1, 1995, through June 6, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







DELOITTE & TOUCHE LLP

Dayton, Ohio
August 17, 1995



                    DAY INTERNATIONAL, INC. AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF M.A. HANNA COMPANY)

                           CONSOLIDATED BALANCE SHEET

                           JUNE 6, 1995 (IN THOUSANDS)
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

Commitments and contingent liabilities (Notes I and J)

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



                    DAY INTERNATIONAL, INC. AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF M.A. HANNA COMPANY)

                        CONSOLIDATED STATEMENT OF INCOME

               FOR THE PERIOD JANUARY 1, 1995 THROUGH JUNE 6, 1995
                                 (IN THOUSANDS)

NET SALES                                                                                 $55,454

COSTS AND EXPENSES:
  Cost of goods sold                                                                       33,935
  Selling, general and administrative                                                      11,257
  Amortization of intangibles                                                               2,258
  Other income--net (Note K)                                                                 (577)
                                                                                          -------

                                                                                           46,873
                                                                                          -------
INCOME BEFORE INCOME TAXES                                                                  8,581

INCOME TAXES (Note C)                                                                       3,488
                                                                                          -------
NET INCOME                                                                                $ 5,093
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

CASH FLOWS USED IN INVESTING ACTIVITIES--
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

CASH PAID DURING THE YEAR--
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

               FOR THE PERIOD JANUARY 1, 1995 THROUGH JUNE 6, 1995


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

B.       SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include all highly liquid investments with an original purchased maturity of three months or less.

         INVENTORIES are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

         PROPERTY, PLANT AND EQUIPMENT -- Depreciation is computed principally by the straight-line method at rates sufficient to depreciate the cost of the assets over their estimated productive lives.

         Buildings and machinery and equipment are depreciated over 25 years and between 5 and 10 years, respectively.

         GOODWILL AND OTHER INTANGIBLES -- Goodwill and other intangibles are being amortized using the straight-line method over 40 years for goodwill and trademarks and 9 years for patents. Accumulated amortization was $40,741,000. The carrying value of goodwill and other intangibles is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that goodwill and other intangibles may not be recoverable, the carrying value of goodwill and other intangibles will be reduced by the estimated shortfall of cash flows on a discounted basis.

         INCOME TAXES -- The tax provision for Day has been determined on a separate return basis. All income taxes paid and currently payable by Hanna on Day's behalf will be settled through the equity account of Day. Day recognizes taxes on differences between the financial reporting and tax basis of assets and liabilities using presently enacted tax rates and laws and provides for a valuation allowance on deferred assets, if required.

         FOREIGN CURRENCY TRANSLATION -- The functional currency is the local currency of Day's respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period-end exchange rate. Foreign currency revenues and expenses are translated at the average exchange rate for the period. Equity is translated at historical rates. Foreign currency translation gains and losses are recorded in the accumulated translation adjustment account in equity.

         CONCENTRATION OF CREDIT RISK -- Approximately 85% of Day's textile operations U.S. sales were concentrated in the southeastern part of the U.S. Day's printing and textile receivables were from a diverse group of customers in the printing and textile industry and such receivables are generally unsecured. Day maintains an allowance for potential losses.

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

         REVENUE RECOGNITION -- Day recognizes revenue and reserves for product returns, based on historical experience, when product is shipped.

         CONSOLIDATION -- All significant intercompany transactions have been eliminated in consolidation.

C.       INCOME TAXES

         Significant components of Day's deferred tax assets (liabilities) as of June 6, 1995 are as follows:

                                                                                   (IN THOUSANDS)
                                                                                   --------------

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

                                                                                   (IN THOUSANDS)
                                                                                   --------------
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
                                                                                          -------
                                                                                           (1,564)
                                                                                          -------
                                                                                          $ 3,488
                                                                                          =======

         The provision for income taxes differs from the amount computed by applying U.S. statutory federal income tax rate for the period January 1, 1995 through June 6, 1995, are as follows:

                                                                                   (IN THOUSANDS)
                                                                                   --------------

         Provision at statutory tax rate                                                   $2,396
         State income taxes                                                                   341
         Foreign                                                                              438
         Goodwill amortization                                                                325
         Other -- net                                                                         (12)
                                                                                           ------
                                                                                           $3,488

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

D.       BUSINESS OPERATIONS

         Net sales and income before income taxes for the period January 1, 1995 through June 6, 1995 and identifiable assets as of June 6, 1995 by geographic area are as follows (in thousands):

                                                                                           INCOME
                                                                                           BEFORE
                                                                                           INCOME        IDENTIFIABLE
         1995                                                            NET SALES          TAXES           ASSETS
         ----                                                            ---------          -----           ------

         Domestic                                                          $33,316         $6,052         $ 88,763
         Europe                                                             15,808            646           24,465
         Other international                                                 8,873          1,883           26,309
         Interarea                                                          (2,543)
                                                                           -------         ------         --------
                                                                           $55,454         $8,581         $139,537
                                                                           =======         ======         ========

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

                                                                         1995
                                                                         ----

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
                                                                       ========

         The change in accumulated translation adjustment is as follows (in thousands):

                                                                         1995
                                                                         ----

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

         A summary of the components of net periodic pension cost for the defined benefit plans and the total contribution charged to expense for the defined contribution plans for the period January 1, 1995 through June 6, 1995 is as follows (in thousands):

         Defined benefit plans:
           Service cost                                                       $194
           Interest cost and projected benefit obligation                      234
           Return on plan assets                                                70
           Net amortization and deferral                                      (370)
                                                                              ----
           Net periodic pension cost                                           128
         Defined contribution plans                                            669
                                                                              ----
                                                                              $797
                                                                              ====


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



K.       OTHER INCOME--NET

         Other income--net includes the following for the period January 1, 1995 through June 6, 1995 (in thousands):

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



                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET

                                  JUNE 6, 1995

                                                         DAY
                                                    INTERNATIONAL           NON
                                                        INC.             GUARANTOR
                                                     (GUARANTOR)       SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                     -----------       ------------       ------------     ------------

ASSETS
  Cash & cash equivalents                                $  1,105            $ 3,789                            $  4,894
  Accounts receivable--net                                  8,102              8,186                              16,288
  Inventories                                              10,152              6,871                              17,023
  Other assets                                              2,410                996           $  6,259            9,665
                                                         --------            -------           --------         --------
         TOTAL CURRENT ASSETS                              21,769             19,842              6,259           47,870
  Intercompany                                             34,230              6,619            (40,849)             --
  Property, plant and
    equipment--net                                         20,382              4,295                              24,677
  Investment in subsidiaries                               18,171                               (18,171)              --
  Intangible and other assets                              66,937                272               (219)          66,990
                                                         --------            -------           --------         --------
TOTAL ASSETS                                             $161,489            $31,028           $(52,980)        $139,537
                                                         ========            =======           ========         ========

LIABILITIES AND
  STOCKHOLDER'S EQUITY
  Accounts payable                                       $  3,637            $ 3,041           $   (240)        $  6,438
  Accrued associate
    related costs and
    other expenses                                          5,361              3,588               (360)           8,589
                                                         --------            -------           --------         --------
         TOTAL CURRENT
           LIABILITIES                                      8,998              6,629               (600)          15,027
  Intercompany                                                                 5,535             (5,535)              --
  Long-term post
    retirement benefits
    and other                                               9,256                693               (219)           9,730
  Total stockholder's equity                              143,235             18,171            (46,626)         114,780
                                                         --------            -------           --------         --------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                   $161,489            $31,028           $(52,980)        $139,537
                                                         ========            =======           ========         ========



                             DAY INTERNATIONAL, INC.

              SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF INCOME

                   PERIOD JANUARY 1, 1995 THROUGH JUNE 6, 1995

                                                         DAY
                                                    INTERNATIONAL           NON
                                                        INC.             GUARANTOR
                                                     (GUARANTOR)       SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                     -----------       ------------       ------------     ------------

Net sales                                               $39,690            $24,177            $(8,413)         $55,454
Cost of goods sold                                       23,829             18,519             (8,413)          33,935
                                                        -------            -------            -------          -------
         Gross profit                                    15,861              5,658                 --           21,519
Selling, general and administrative                       6,776              4,481                 --           11,257
Amortization of intangibles                               2,258                 --                 --            2,258
                                                        -------            -------            -------          -------
         Operating income                                 6,827              1,177                 --            8,004
Other expenses (income):
  Equity in earnings of subsidiaries                     (1,426)                --              1,426               --
  Other (income) expense                                    110               (687)                --             (577)
                                                        -------            -------            -------          -------
         Income before income taxes                       8,143              1,864             (1,426)           8,581
Income taxes                                              3,050                438                 --            3,488
                                                        -------            -------            -------          -------
         Net Income                                     $ 5,093            $ 1,426            $(1,426)         $ 5,093
                                                        =======            =======            =======          =======



                             DAY INTERNATIONAL, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS

                   PERIOD JANUARY 1, 1995 THROUGH JUNE 6, 1995

                                                         DAY
                                                    INTERNATIONAL           NON
                                                        INC.             GUARANTOR
                                                     (GUARANTOR)       SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                     -----------       ------------       ------------     ------------
Operating Activities:
Net Income                                             $ 5,093            $ 1,426            $(1,426)         $ 5,093
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:
    Depreciation and amortization                        4,021                357                 --            4,378
    Equity in earnings of
      subsidiaries                                      (1,426)                                1,426               --
    Deferred income taxes and other                     (1,265)              (348)                --           (1,613)
    Change in operating assets
      and liabilities                                   (5,084)            (2,355)                --           (7,439)
                                                       -------            -------            -------          -------
Net cash provided by (used in)
  operating activities                                   1,339               (920)                --              419
Investing activities:
  Capital expenditures                                  (1,213)              (352)                --           (1,565)
                                                       -------            -------            -------          -------
Net cash used in investing activities                   (1,213)              (352)                --           (1,565)
Financing Activities:
  Net change in notes receivable
    and advances                                         5,890                125                 --            6,015
  Net change in equity                                  (5,483)                --                 --           (5,483)
                                                       -------            -------            -------          -------
Net cash provided by financing
  activities                                               407                125                 --              532
Effects of exchange rates on cash                           --                 31                 --               31
                                                       -------            -------            -------          -------
Cash and Cash Equivalents:
  Net increase (decrease) in cash
    and cash equivalents                                   533             (1,116)                --             (583)
Cash and cash equivalents at
  beginning of period                                      572              4,905                 --            5,477
                                                       -------            -------            -------          -------
  Cash and cash equivalents at end
    of period                                          $ 1,105            $ 3,789            $    --          $ 4,894
                                                       =======            =======            =======          =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and a brief account of the business experience of each person who is a director or executive officer of the Company. Four of the directors, Messrs. Eckert, Ferguson and Lane and Ms. Vanden Beukel, were elected as directors on the Acquisition Closing Date in connection with the Acquisition.

NAME                                 AGE                                POSITION
----                                 ---                                --------

Dennis R. Wolters                     51         Director; Chief Executive Officer and President
David B. Freimuth                     45         Vice President and Chief Financial Officer
John R. Elia                          50         Vice President, Operations, Image Transfer
William B. Branson                    39         Vice President, General Manager, Textiles
Michael E. McLean                     48         Vice President, Technology, Planning and New
                                                 Product Development, Image Transfer
Dermot Healy                          43         Managing Director, Europe
Michael P. Neroni                     33         National Sales Director, Image Transfer
Dwaine R. Brooks                      55         Director, Human Resources and Assistant
                                                 Secretary
Alfred C. Eckert III                  49         Director and Chairman of the Board
William C. Ferguson                   68         Director
James N. Lane                         46         Director
Christine K. Vanden Beukel            27         Director, Secretary

Dennis R. Wolters has been the Chief Executive Officer of the Company since the AIP Acquisition in June 1995, and the President of the Company since 1990. He joined the Company in 1983 as Director of Business Development and has served in a number of positions with the Company since that time. Mr. Wolters was named Executive Vice President of Image Transfer in 1986, President of Image Transfer in 1989, President of the Company in June 1990, and Chief Executive Officer of the Company following the AIP Acquisition in June 1995.

David B. Freimuth joined the Company in 1974 and assumed the position of Vice President, Chief Financial Officer in 1995. He was named Controller of the Company in 1987 and since that time he has been responsible for all accounting functions for the domestic and international operations of the Company.

John R. Elia was named Vice President of Operations for Image Transfer in 1995. Mr. Elia also heads the quality improvement process and was the technical leader on ISO 9002 Certification. From 1992 to 1995 he was Vice President of Manufacturing for Image Transfer. Mr. Elia was director of Textile Manufacturing from 1990 until 1992.

William B. Branson assumed the position of Vice President, General Manager, Textiles in August 1996. He previously held the position of Director, Sales and Marketing, Image Transfer Products Division, Europe. From 1989 to 1995 he was responsible for worldwide marketing, Image Transfer, in addition to being the Sales Manager for Latin America and the Pacific Rim.

Michael E. McLean joined the Company in 1976 and was named Vice President, Technology, Planning and New Product Development for Image Transfer in 1997. From 1989 to 1997 he was Director, Technology and Product Engineering, Image Transfer. Mr. McLean has worked in Image Transfer Products Division's Product Engineering and Research and Development departments since he joined the Company.

Dermot Healy, Managing Director, European Operations, joined Day in December 1996. Mr. Healy was previously employed by Renold PLC, since 1991, in several capacities, most recently as Managing Director of the Milnrow and Bradford operations. Renold PLC is a manufacturer and marketer of power transmission products. Mr. Healy worked for Procter & Gamble, Pilkington Group and Cookson Group-Horsell Graphics as product manager and business development manager and group development director.

Michael P. Neroni, National Sales Director, Image Transfer Products, was named National Sales Director in 1994 and is responsible for the Image Transfer Division's marketing and sales for North America. Mr. Neroni began his career with the Company in 1987. He was a District Sales Manager until 1993 when he was promoted to Manager of Printing Sales Operations.

Dwaine R. Brooks was named Director Human Resources for the Company's worldwide operations in August 1990. Previously, he was the Manager of Human Resources for the Asheville facility.

Alfred C. Eckert III has been the President of Greenwich Street since January 1994. Since 1991, Mr. Eckert has been a general partner of Greycliff Partners. From 1984 to 1991, Mr. Eckert was a general partner of Goldman, Sachs & Co. He is a director of Eastgate Group Limited, Telex Communications, Inc., IPC Magazines, Georgia Gulf Corporation and HBO & Company.

William C. Ferguson retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. From 1987 to 1989, Mr. Ferguson was Vice Chairman, then President and Chief Executive Officer of NYNEX. Prior to that, from 1971 to 1983, Mr. Ferguson held a number of executive positions with New York Telephone and Michigan Bell. Mr. Ferguson is also a director of Best Foods Corporation, Corn Products International and General Reinsurance Corporation.

James N. Lane has been Managing Director, Head of Merchant Banking of SG Capital Partners, LLC since its inception in February 1997. SG is the General Partner of a $400 million private equity fund for SG Americas, the merchant banking activity for the Americas of Societe Generale, the largest private bank in France with $360 billion in assets. Prior to that Mr. Lane was at Goldman, Sachs & Co. from 1977 where he became a General Partner in 1986. Mr. Lane co-managed the Leveraged Finance Group at Goldman in New York and moved to London to co-head the European Corporate Finance Department, and later to co-head the firm's global Principal Investment Area.

Christine K. Vanden Beukel joined Greenwich Street at its inception in 1994. Ms. Vanden Beukel previously worked in the investment banking division of Smith Barney Inc. Ms. Vanden Beukel is also a director of Telex Communications, Inc.

The Company expects that Mr. Ferguson will receive, as compensation for his services as director, warrants to purchase up to 74 shares of Common Stock that will vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. The terms of such warrants have not yet been determined. None of the other directors will receive any compensation for their services as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for 1997, 1996 and 1995 for Mr. Wolters and the four other most highly compensated officers of the Company at the end of 1997.

                                                                                      LONG TERM COMPENSATION
                                                         ANNUAL                       ----------------------
                                                     COMPENSATION           SECURITIES
NAME AND                                             ------------           UNDERLYING         LTIP          ALL OTHER
PRINCIPAL POSITION                 YEAR        SALARY          BONUS        OPTIONS(#)      PAYOUTS(a)     COMPENSATION
------------------                 ----        ------          -----        ----------      ----------     ------------

Dennis R. Wolters,                 1997        $193,333      $221,436              0         $20,534        $242,501(b)
  President and                    1996         186,667        77,063              0          29,178          13,442
  Chief Executive                  1995         156,564       234,985          1,200         128,604         602,408(c)
  Officer

David B. Freimuth,                 1997         101,667        58,615            110           6,703         166,355(b)
  Vice President                   1996          90,000        19,265              0           7,586           7,662
                                   1995          79,822        50,063            200          28,702         194,008(c)

William B. Branson,                1997          90,500        45,465              0           6,703         222,798(b)
  Vice President                   1996          90,442        34,296              0           6,419          11,530
                                   1995          73,000        38,714          112.5          29,701         168,672(c)

Michael E. McLean,                 1997          89,000        47,750              0           6,703         172,643(b)
  Vice President                   1996          86,833        15,596              0           7,586          16,166
                                   1995          81,000        42,597            200          36,063         196,086(c)

Dwaine R. Brooks,                  1997          76,567        45,590              0           6,703         202,563(b)
  Director of                      1996          75,367        14,128              0           7,586          16,744
  Human Resources                  1995          65,500        37,610          112.5          36,063         150,763(c)

(a) Represents compensation received under a Hanna long-term incentive plan. The Company has replaced the Hanna long-term incentive plan with a stock option program.

(b) Includes principally the balance of sales fulfillment incentive fees as a result of the AIP Acquisition.


(c) Includes principally sale incentive awards from Hanna related to the sale of the Company.

The following table sets forth information concerning the options/stock appreciation rights granted in 1997 for Mr. Freimuth. None of the other named executive officers were granted options/stock appreciation rights in 1997.

                                                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (a)
                                                     ------------------------------------------
                                                                % OF TOTAL
                                                                 OPTIONS/
                                                 NUMBER OF         SARS
                                                SECURITIES        GRANTED
                                                UNDERLYING          TO          EXERCISE                         GRANT
                                                 OPTIONS/        EMPLOYEES         OR                             DATE
NAME AND                                           SARS             IN         BASE PRICE       EXPIRATION      PRESENT
PRINCIPAL POSITION                              GRANTED(#)         1997         ($/SHARE)          DATE       VALUE ($)(b)
------------------                              ----------         ----         ---------          ----       ------------
David B. Freimuth,
  Vice President                                    110            35.5%         $1,200             2007          $3,354

(a) The options were fully vested in connection with the Acquisition.
(b) The grant date present value calculated using Black-Scholes pricing model.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                        NUMBER
                                                                     OF SECURITIES        VALUE OF
                                                                      UNDERLYING         UNEXERCISED
                                                                      UNEXERCISED       IN-THE-MONEY
                                                                     OPTIONS/SARS       OPTIONS/SARS
                                                                     AT FY-END(#)       AT FY-END($)
                                                                     ------------       ------------
                                 SHARES                              EXERCISABLE/       EXERCISABLE/
                               ACQUIRED ON         VALUE                UNEXER-            UNEXER-
NAME                           EXERCISE(#)      REALIZED($)           CISABLE(1)         CISABLE(2)
----                           -----------      -----------           ----------         ----------

Dennis R. Wolters                    0                0                 666.72/          $2,020,182/
                                                                        553.28           $1,676,455

David B. Freimuth                    0                0                 138.62/            $414,523/
                                                                        171.38             $502,786

William B. Branson                   0                0                  62.51/            $189,407/
                                                                         49.99             $151,501

Michael E. McLean                    0                0                 111.12/            $336,697/
                                                                         88.88             $269,309

Dwaine R. Brooks                     0                0                  62.51/            $189,407/
                                                                         49.99             $151,501


(1)      All options became exercisable in connection with the Acquisition.
(2)      Based upon the per share price in the Acquisition less the exercise price.

EMPLOYMENT AGREEMENTS

Each of Messrs. Wolters and Freimuth is a party to an employment agreement with the Company, having a term of five years from the Acquisition Closing Date, subject to annual renewals thereafter unless notice of non-renewal is given. Under the employment agreements, each of Messrs. Wolters and Freimuth receives annual base salaries of $200,000 and $105,000, respectively (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $200,000 and $55,000, respectively. The agreements also contain certain non-competition and non-solicitation provisions. Subject to certain exceptions, in the event that the executive is actually or constructively terminated under the employment agreement by the Company without cause, each employment agreement provides that the executive is entitled to receive the following compensation: (i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, (iii) (a) in the event of a termination prior to the first anniversary of the Acquisition Closing Date, a lump sum equal to three times the executive's base salary and annual incentive bonus target, (b) in the event of a termination on or after the first anniversary of the Acquisition Closing Date but before the end of the 5-year term of the agreement, a lump sum equal to two times the executive's base salary and annual incentive bonus target and (c) in the event of a termination on or after the end of the 5-year term of the agreement, a lump sum equal to one times base salary and annual incentive bonus target and (iv) continuation of benefits and perquisites for one year following termination. As described in
Item 1--"Business--Subsequent Developments: The Acquisition and Related Transactions" and Item 13--"Certain Relationships and Related Transactions," upon the consummation of the Acquisition, each of Messrs. Wolters and Freimuth received an incentive bonus pursuant to the Executive Incentive Bonus Arrangements. Mr. Wolters' incentive bonus was $4,868,750 and Mr. Freimuth's incentive bonus was $2,434,375. Each of Messrs. Wolters and Freimuth also serves as an officer of GSD and, in consideration for the performance of such services, received signing bonuses on the Acquisition Closing Date in the amounts of $198,566 and $99,283, respectively.

Each of Messrs. Branson, McLean and Brooks is a party to an employment agreement with the Company, having a term of two years from the Acquisition Closing Date. Under the employment agreements, each of Messrs. Branson, McLean and Brooks receives annual base salaries of $94,000, $91,000 and $78,500, respectively (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $43,000, $43,000 and $40,000, respectively. The agreements also contain certain non-competition provisions. Each of the employment agreements also provides for the payment of a completion bonus in the amount of $50,000 if the executive remains employed with the Company through the first anniversary of the Acquisition Closing Date. Subject to certain exceptions, in the event that the executive is actually or constructively terminated under the employment agreement by the Company without cause, each employment agreement provides that the executive is entitled to receive the following compensation: (i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, (iii) a lump sum equal to up to two times the executive's base salary and annual incentive bonus target, assuming that 100% of the annual plan target was met, and (iv) any portion of the $50,000 completion bonus earned but not yet paid. As described in Item 1--"Business--Subsequent Developments: The Acquisition and Related Transactions" and Item 13--"Certain Relationships and Related Transactions," upon the consummation of the Acquisition, Mr. Branson also received an incentive bonus in the amount of $100,000.

1998 STOCK OPTION PLAN

The Company intends to adopt a new stock option plan (the "1998 Option Plan") following the completion of the Offerings. It is intended that the 1998 Option Plan would provide incentives to officers and other key employees of the Company that serve to align their interests with those of stockholders. Under the 1998 Option Plan, the Board would be authorized to award four different types of non-qualified stock options: (i) service options, (ii) performance options,
(iii) super performance options and (iv) exit options. It is expected that under the 1998 Option Plan, unless otherwise provided by the Board, service options would vest and become exercisable in five equal annual installments on each of the first five anniversaries of the date of grant; performance and super performance options would vest and become exercisable in annual installments based on the achievement of annual EBITDA targets of the Company; and exit options would vest and become exercisable based upon the internal rate of return of Greenwich Street realized in connection with the disposition of its investment in the Company. Regardless of the satisfaction of any performance goals, performance options, super performance options and exit options would fully vest and become exercisable on the ninth anniversary of the date of grant.

Initially, 25% of the shares of the Company's common stock outstanding upon completion of the Consent Transaction, calculated on a fully diluted basis, (estimated to be 7,885 shares of the Company's voting common stock assuming that the total issued and outstanding common stock on a fully diluted basis were 23,656 shares) would be authorized for issuance under the 1998 Option Plan. In the event of certain changes in the Company's capital structure affecting the common stock, the Board of Directors may make appropriate adjustments in the number of shares then covered by options and, where applicable, the exercise price of options under the 1998 Option Plan.

The Company anticipates that, after the Offerings, initial awards would be made. The Company expects that the per share exercise price of an option will be equal to the per share price of Common Stock in the Acquisition. The other terms of the initial awards, however, have not been determined, including the persons who will be entitled to participate in the 1998 Option Plan, although it is expected that all members of senior management would be so entitled.

DAY STOCK OPTION PLAN

Certain employees, including each of the named executive officers, holds options which were previously granted under the Day International Group, Inc. Stock Option Plan (the "Day Option Plan"). In connection with the Acquisition, all options granted under the Day Option Plan were fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Currently, approximately 93.9% of the Common Stock (on a fully-diluted basis) is owned by GSD, all of whose shares are owned by the Investors, and approximately 6.1% of the Common Stock (on a fully-diluted basis) is owned by the Management Investors. As described under "Subsequent Developments: The Acquisition and the Offerings," the Company expects that GSD will be liquidated, whereupon the Investors will become direct stockholders of the Company. In addition, at such time, the equity ownership of the Company will be restructured, as described under "Item 1--Business--Subsequent Developments." The GSD Liquidation and the restructuring of the equity ownership of the Company will take place prior to or immediately after the consummation of the Offerings.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, including options to acquire Common Stock, after giving effect to the GSD Liquidation, by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each Director, (iii) the Company's Chief Executive Officer and the Company's other named executive officers (as determined in accordance with the rules of the Commission), and (iv) all of the Company's executive officers and Directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all the shares of stock indicated.


                                                              NO. OF SHARES OF           % OF
                                                                COMMON STOCK            COMMON
NAME OF BENEFICIAL OWNER                                           (a)(b)                STOCK
------------------------                                           ------                -----

Dennis R. Wolters                                                   1,500                 6.3
David B. Freimuth                                                     410                 1.7
Michael E. McLean                                                     213                 0.9
John R. Elia                                                          200                 0.8
Dwaine R. Brooks                                                    137.5                 0.6
William B. Branson                                                  142.5                 0.6
Alfred C. Eckert III(c)                                                --                  --
Christine K. Vanden Beukel(c)                                          --                  --
William C. Ferguson                                                    --                  --
James N. Lane(d)                                                       --                  --
All Directors and Executive Officers
  as a Group (15 persons)                                           3,324                14.1
SG Capital Partners, LLC(d)                                         3,385                14.3
Greenwich IV LLC(c)                                                16,947                71.6
                                                                   ------               -----
         Total                                                     23,656               100.0

(a) Beneficial ownership is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this report. As of the date of this report, the number of such shares is 2,772.5.

(b) The Shares of Common Stock owned by SG are Class B Non-Voting Common Stock. All other shares are shares of Class A Voting Common Stock.

(c) Greenwich IV LLC is an affiliate of Greenwich Street. Mr. Eckert and Ms. Vanden Beukel may be deemed to beneficially own the 16,947 shares of Common Stock beneficially owned by Greenwich IV LLC by virtue of their affiliation with Greenwich Street. Mr. Eckert and Ms. Vanden Beukel disclaim any such beneficial ownership.

(d) Does not include any of the 3,385 shares of the Company's Common Stock beneficially owned by SG which Mr. Lane may be deemed to beneficially own by virtue of his affiliation with SG. Mr. Lane disclaims any such beneficial ownership.

THE STOCKHOLDERS AGREEMENT

Upon the consummation of the transactions described under "Item 1--Business--The Acquisition and Related Transactions," the GSD Stockholders Agreement and the Interim Stockholders Agreement will be superseded by the Stockholders Agreement. The Stockholders Agreement provides for the number of directors of the Board of Directors of the Company to be such number as designated by Greenwich Street, which initially shall be five, and for the composition of the Board of Directors of the Company to consist of four individuals designated as designated by Greenwich Street and, for so long as SG holds 5% of the outstanding Common Stock, one individual designated by SG.

In the Stockholders Agreement, the Management Stockholders have agreed, except under certain circumstances, not to transfer shares of Common Stock, or options to acquire Common Stock, prior to the later to occur of (i) the fifth anniversary of the date of the Stockholders Agreement and (ii) the consummation of a public offering. In addition, under the Stockholders Agreement, if a Management Stockholder's employment is terminated, the Company shall have the right to purchase all or part of the shares of the Common Stock owned by such Management Stockholder and the vested options to acquire Common Stock owned by such Management Stockholder, at prices calculated in accordance with, and subject to certain other terms and conditions set forth in, the terms of the Stockholders Agreement.

The Stockholders Agreement creates certain conventional "drag" and "tag" rights with respect to the shares of the Common Stock owned by the Management Stockholders. The Stockholders Agreement also provides that at any time after the Acquisition Closing Date, Greenwich Street shall have the right to require the Company to effect up to two registrations of their Common Stock on Form S-1 under the Securities Act and, if available, unlimited registrations on Form S-2 or S-3 under the Securities Act; from and after a public offering, SG shall have the right to require the Company to effect up to two registrations of the Common Stock on Form S-3 under the Securities Act and that the Company shall pay all registration expenses in connection with each registration of shares of the Common Stock pursuant to the Stockholders Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company expects to engage the Investors, pursuant to the Management Agreement, to provide it with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. The Management Agreement provides for an annual fee of $950,000 to be paid to the Investors and contains indemnification and expense reimbursement provisions which are customary for management agreements of this type. The Management Agreement will continue in full force and effect, and shall terminate upon, the earlier to occur of (i) the tenth anniversary of the date hereof and (ii) the date on which Greenwich Street Capital Partners, L.P. or its affiliates no longer, directly or indirectly, own any shares of capital stock of the Company, and may be earlier terminated by Greenwich Street, in its sole discretion.

Pursuant to their Executive Incentive Bonus Arrangements, Dennis R. Wolters, David B. Freimuth, William B. Branson and Thomas J. Koenig received $4,868,750, $2,434,375, $100,000 and $25,000 respectively, upon the consummation of the Acquisition.

Following the GSD Liquidation, SG is expected to own approximately 3,385 shares of Class B Non-Voting Common Stock representing 14.3% of the outstanding Common Stock (on a fully-diluted basis). Societe Generale is the Administrative Agent and the lender under both the GSD Credit Facility and the Senior Secured Credit Facility.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

DAY INTERNATIONAL GROUP, INC.
Years ended December 31, 1997 and 1996 and the period from June 7, 1995 through December 31, 1995:

     Independent Auditors' Report
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

DAY INTERNATIONAL, INC.
Period from January 1, 1995 through June 6, 1995:

     Independent Auditors' Report
     Consolidated Balance Sheet
     Consolidated Statement of Income
     Consolidated Statement of Cash Flows
     Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES
     Years ended December 31, 1997 and 1996 and periods ended December 31, 1995 and June 6, 1995: Independent Auditors' Reports - At pages 34 and 60 of this Report. Schedule II - Valuation and Qualifying accounts (At page 88 of this Report).

     The information required to be submitted in Schedules I, III, IV and V for Day International Group, Inc. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X, and, therefore, those schedules have been omitted.

(b)      REPORTS ON FORM 8-K

     Form 8-K dated December 18, 1997 - American Industrial Partners Capital Fund, L.P. and American Industrial Partners Capital Fund II, L.P. announce agreement to sell Day International Group, Inc. to affiliates of Greenwich Street Capital Partners, Inc. and SG Capital Partners

     Form 8-K dated January 16, 1998 - Affiliates of Greenwich Street Capital Partners, Inc. and SG Capital Partners, LLC completed the acquisition of 93.9% of the common stock of Day International Group, Inc. from American Industrial Partners Capital Fund, L.P. and American Industrial Partners Capital Fund II, L.P., certain affiliates of AIP and certain management stockholders.

     Form 8-K dated February 20, 1998 - A Consent Solicitation Statement was distributed to the registered holders of the 11 1/8% Senior Subordinated Notes due 2005 soliciting consent to certain amendments to the Indenture which governs the Notes.

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

                                       Day International Group, Inc.
                                                (Registrant)

Date:    March 13, 1998              By:  /s/ Dennis R Wolters
                                          -------------------------
                                          Dennis R. Wolters
                                          President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date:     March 13, 1998                  By:/s/ Dennis R Wolters
                                             --------------------
                                          Dennis R. Wolters
                                          President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)

Date:     March 13, 1998                  By:/s/ David B. Freimuth
                                             ---------------------
                                          David B. Freimuth
                                          Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

Date:     March 13, 1998                  By:/s/ Alfred E. Eckert, III
                                             -------------------------
                                          Alfred E. Eckert, III
                                          Director

Date:     March 13, 1998                  By:/s/ Christine K. Vanden Beukel
                                             ------------------------------
                                          Christine K. Vanden Beukel
                                          Director

Date:     March 13, 1998                  By:/s/ William C. Ferguson
                                             -----------------------
                                          William C. Ferguson
                                          Director

Date:     March 13, 1998                  By: /s/ James N. Lane
                                             ------------------
                                          James N. Lane
                                          Director


DAY INTERNATIONAL GROUP, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

        COLUMN A              COLUMN B                          COLUMN C                          COLUMN D         COLUMN E
        --------              --------        --------------------------------------------        --------         --------
                                                               ADDITIONS
                                              --------------------------------------------
      ALLOWANCE FOR          BALANCE AT       CHARGED TO                                         DEDUCTIONS        BALANCE
        DOUBTFUL             BEGINNING        COSTS AND                          CURRENCY           FROM            AT END
        ACCOUNTS             OF PERIOD         EXPENSES         ACQUIRED       TRANSLATION        RESERVES        OF PERIOD
        --------             ---------         --------         --------       -----------        --------        ---------
Period Ended:
  December 31, 1997             $ (982)          $ (162)            $ -              $ 47             $ 42         $ (1,055)
                                =======          =======            ====             =====            =====        =========

  December 31, 1996           $ (1,248)          $ (118)           $ (50)            $ 25            $ 409           $ (982)
                              =========          =======           ======            =====           ======          =======

  December 31, 1995           $ (1,258)          $ (130)            $ -               $ 1            $ 139         $ (1,248)
                              =========          =======            ====              ====           ======        =========

DAY INTERNATIONAL, INC.

  June 6, 1995                $ (1,153)          $ (138)            $ -             $ (39)            $ 60         $ (1,270)
                              =========          =======            ====            ======            =====        =========

                                                                                                           Page No.
                                                                                                           --------

INDEX TO EXHIBITS
(3)      Articles of Incorporation and By-Laws:
             3.1   Certificate of Incorporation of Day International Group, Inc.
                   ("Group")                                                                                  *
             3.2   By-Laws of Group                                                                           *
             3.3   Certificate of Incorporation of
                   Day International, Inc. (the "Guarantor")                                                  *
             3.4   By-Laws of the Guarantor                                                                              *

(4)      Instruments Defining Rights of Security Holders, including Indentures:
             4.1   Indenture dated June 6, 1995 among Registrant, the Guarantor and
                   American Bank National Association.                                                        *
             4.2   Registration Rights Agreement dated as of June 6, 1995 among Group, the Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation,
                   NationsBanc Capital Markets, Inc.                                                          *

 (10)    Material Contracts:
         10.1      Purchase Agreement dated as of May 25, 1995 among Group, the Guarantor
                   (as of June 6, 1995) Donaldson, Lufkin & Jenrette Securities Corporation and
                   NationsBanc Capital Markets, Inc.                                                          *
         10.2      Stockholders Agreement dated as of June 6, 1995 among Group,  American
                   Industrial Partners Capital Fund, L.P., American Industrial Partners Capital
                   Fund II, L.P., and certain other signatories thereto.                                      *
         10.3      Credit Agreement dated as of June 6, 1995 among Group, the Guarantor,
                   NationsBank of Texas, N.A. (the "Agent").                                                  *
         10.4      Security Agreement dated as of June 6, 1995 among the Guarantor, certain
                   subsidiaries signatory thereto from time to time and the Agent.                            *
         10.5      Pledge and Security Agreement dated as of June 6, 1995 among  Group
                   and the Agent.                                                                             *
         10.6      Pledge and Security Agreement dated as of June 6, 1995 among the
                   Guarantor and the Agent.                                                                   *
         10.7      Employment Agreement dated December 9, 1994 between the Guarantor
                   and Dennis R. Wolters.                                                                     *
         10.8      Form of Employment Agreement between the Guarantor  with certain
                   members of management.                                                                     *
         10.9      Stock Purchase Agreement dated April 11, 1995 among Group, M.A. Hanna
                   Company and Cadillac Plastic Group, Inc., as amended.                                      *
         10.10     Share Purchase Agreement dated April 11, 1995 between Group and
                   Cadillac Plastic Limited, as amended.                                                      *
         10.11     Asset Purchase Agreement between Day International (Canada) Limited
                   and Group, as amended.                                                                     *
         10.12     Management Agreement dated as of June 6, 1995 between Group, the
                   Guarantor and American Industrial Partners.                                                *
         10.13     Stock Option Plan                                                                          **
         10.14     Bank of Scotland Credit Agreement.                                                         ***
         10.15     Amendment No. 1 to Credit Agreement dated June 6, 1995                                     ***



                                                                                                         Page No.
                                                                                                         --------

         10.16     Amendment No. 2 to Credit Agreement dated June 6, 1995                                 ****
         10.17     Amendment to Stock Option Plan                                                         ****
         10.18     Asset Purchase Agreement between Day International, Inc. and
                   Flint Ink Corporation dated December 31, 1996                                          ****
         10.19     Stock Purchase Agreement, dated as of December 18, 1997, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the
                   Stockholders of Day International Group, Inc. parties thereto                          *****
         10.20     Amendment to Stock Purchase Agreement, dated as of January 16, 1998, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the
                   Stockholders of Day International Group, Inc. parties thereto                          *****
         10.21     Senior Secured Credit Agreement, dated as of January 15, 1998,
                   among Group, Guarantor and Societe Generale parties thereto                            *****



(21) Subsidiaries                                                                                              91

(27) Financial Data Schedule                                                                                   92

* Incorporated by reference to the Group's Registration Statement on Form S-4 (Reg. No. 33-93644).

** Incorporated by reference to the Group's Form 10K for the period ended December 31, 1995.

***      Incorporated by reference to the Group's Form 10Q for the quarterly period ended June 30, 1996.

****     Incorporated by reference to the Group's Form 10K for the year ended December 31, 1996.

*****    Incorporated by reference to the Group's Form 8K dated January 16, 1998 and the Group's Form 8-K dated February 20, 1998.
