Form 10-Q
period 1998-03-31
DAY INTERNATIONAL GROUP INC
filed 1998-05-14
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________


Commission File Number 33-93644
                       ----------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      31-1436 349
----------------------------                           --------------
(State or other jurisdiction of                   (I.R.S. Employer ID No.)
incorporation or organization)


130 West Second Street, Suite 1700, Dayton, Ohio          45402
--------------------------------------------------       --------
(Address of principal executive offices)                (zip code)


         (937) 224-4000
--------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of May 14, 1998 was 20,883.5

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                           Pages
                                                                           -----
Part I:  Financial Information

         Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets as of March 31, 1998
                 and December 31, 1997                                                    3

                 Condensed Consolidated Statements of Operations for the three months
                 ended March 31, 1998 and 1997                                            4

                 Condensed Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1998 and 1997                                            5

                 Notes to Condensed Consolidated Financial Statements                   6 - 14

         Item 2.  Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                               15 - 19

Part II:  Other Information

         Item 1 - Legal Proceedings                                                       20

         Item 2 - Changes in Securities and Use of Proceeds                               20

         Item 6 - Exhibits and Reports on Form 8-K                                        20

         Signature                                                                        20

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          DAY INTERNATIONAL GROUP, INC.

                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                                    March 31,     December 31,
                               Assets                                                  1998           1997
                               ------                                                  ----           ----

Cash and cash equivalents                                                         $   2,073      $     780
Accounts receivable, net of allowance                                                21,678         21,972
Inventories                                                                          19,235         16,501
Prepaid expenses and other current assets                                             1,980          1,457
Deferred income taxes                                                                 1,545          1,938
                                                                                  ---------      ---------
                               Total current assets                                  46,511         42,648

Property, plant and equipment, net                                                   44,958         44,792
Goodwill and other intangibles                                                      146,962        136,722
Deferred income taxes                                                                 3,100            -
Other assets                                                                          1,304          1,365
                                                                                  ---------      ---------
                 Total assets                                                     $ 242,835      $ 225,527
                                                                                  =========      =========

                               Liabilities and Stockholders' (Deficit) Equity

Accounts payable                                                                  $   8,824      $   7,743
Accrued associate related costs and other expenses                                   13,163         11,871
Income taxes payable                                                                  1,954          1,618
Interest payable                                                                      4,514          1,013
Current maturities of long-term debt                                                  1,779            774
                                                                                  ---------      ---------
                               Total current liabilities                             30,234         23,019

Long-term and subordinated long-term debt                                           250,306        130,109
Deferred tax liabilities                                                              1,630          5,688
Other long term liabilities                                                          15,070          6,522

Commitments and contingencies                                                           -              -
                                                                                  ---------      ---------
                               Total liabilities                                    297,240        165,338
                                                                                  ---------      ---------

Exchangeable preferred stock                                                         33,146            -
                                                                                  ---------      ---------

Stockholders' (deficit) equity:
    Common stock                                                                        -                1
    Additional paid-in capital                                                          -           51,959
    Contra-equity associated with the assumption of
       majority shareholder's bridge loan                                           (78,503)           -
    Retained (deficit) earnings                                                      (7,578)         9,697
    Foreign currency translation adjustment                                          (1,470)        (1,468)
                                                                                  ---------      ---------
                               Total stockholders' (deficit) equity                 (87,551)        60,189
                                                                                  ---------      ---------
                 Total liabilities and stockholders' (deficit) equity             $ 242,835      $ 225,527
                                                                                  =========      =========

                See notes to consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                 (In Thousands)


                                                                          1998             1997
                                                                          ----             ----

Net sales                                                              $ 43,137           $ 39,481
Costs of goods sold                                                      26,988             24,524
                                                                       --------           --------

Gross profit                                                             16,149             14,957
Selling, general and administrative expenses                              7,351              7,042
Compensation and related transaction costs                               18,018
Amortization of intangibles                                                 651              1,214
Management fees                                                             235                230
                                                                       --------           --------

Operating (loss) income                                                 (10,106)             6,471
Interest expense (including amortization of debt discount and
    deferred financing costs of $296 - 1998 and $242 - 1997)              7,051              4,100
Other expense (income)                                                      210               (126)
                                                                       --------           --------

(Loss) income before income taxes and extraordinary items               (17,367)             2,497
(Benefit) provision for income taxes                                     (3,804)               922
                                                                       --------           --------

(Loss) income before extraordinary items                                (13,563)             1,575

Extraordinary losses on early extinguishment
   of debt (net of tax benefit of $2,368)                                 3,552               --
                                                                       --------           --------

Net (loss) income                                                       (17,115)          $  1,575
                                                                                          ========

Preferred stock dividends                                                  (153)

Amortization of preferred stock issuance costs                               (7)
                                                                       --------

Net (loss) income available to common shareholders                     $(17,275)
                                                                       ========

          See notes to condensed consolidated financial statements.


                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                  1998         1997
                                                                                  ----         ----
OPERATING ACTIVITIES
            Net (loss) income                                                   $ (17,115)    $ 1,575
            Adjustments to reconcile net (loss) income to
            net cash (used in) provided by operating activities:
                 Extraordinary loss on early extinguishment of debt                 3,552
                 Depreciation and amortization                                      3,824       3,512
                 Deferred income taxes                                             (4,317)
                 Non-cash charge related to stock option awards                     8,585
                 Changes in operating assets and liabilities                         (641)     (2,224)
                                                                                ---------     -------
                         Net cash (used in) provided by operating activities       (6,112)      2,863
                                                                                ---------     -------
INVESTING ACTIVITIES
            Capital expenditures                                                   (1,476)     (1,500)
            Other                                                                    --         2,620
                                                                                ---------     -------
                         Net cash (used in) provided by investing activities       (1,476)      1,120
                                                                                ---------     -------
FINANCING ACTIVITIES
            Proceeds from issuance of 2008 notes                                  111,134
            Proceeds from issuance of exchangeable preferred stock                 32,986
            Proceeds from issuance of term loan                                    40,000
            Contributions from shareholders                                         4,573
            Repayment of existing credit facility                                 (30,902)
            Repayment of bridge loan                                             (140,000)
            Payment of consent fee                                                 (6,500)
            Payments on the term loan                                              (2,500)
            Net payments on revolving credit facility                                --        (5,193)
                                                                                ---------     -------
                         Net cash provided by (used in) financing activities        8,791      (5,193)
                                                                                ---------     -------
            Effect of exchange rates on cash                                           90        (161)
                                                                                ---------     -------

CASH AND CASH EQUIVALENTS:
            Net increase (decrease) in cash and cash equivalents                    1,293      (1,371)
            Cash and cash equivalents at beginning of period                          780       5,433
                                                                                ---------     -------
            Cash and cash equivalents at end of period                          $   2,073     $ 4,062
                                                                                =========     =======

NON CASH TRANSACTIONS
            Assumption of bridge loan                                           $ 140,000
                                                                                =========
            Preferred stock dividend                                            $     153
                                                                                =========
            Amortization of preferred stock discount                            $       7
                                                                                =========

            See notes to condensed consolidated financial statements

                          DAY INTERNATIONAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

A. BASIS OF PRESENTATION - The balance sheet as of December 31, 1997 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B. ACQUISITION AND RELATED TRANSACTIONS - On January 16, 1998, affiliates of Greenwich Street Capital Partners, Inc. and SG Capital Partners acquired substantially all of the common stock of the Company for approximately $206 million (the "Acquisition"), with the Company's management retaining the balance of the common stock. In conjunction with the Acquisition, the Company entered into a $60 million Senior Secured Credit Facility consisting of a $40 million Term Loan and a $20 million Revolving Credit Facility. Proceeds from the Term Loan were used to repay the Company's then existing Credit Facility and to pay certain acquisition related fees and expenses. No amounts have been drawn on the Revolving Credit Facility. As a result of the repayment of such then existing Credit Facility, $0.7 million of deferred financing fees were written off as an extraordinary item. The Acquisition also resulted in compensation related expenses of $17.0 million associated with employment agreements with certain key members of management and amendments to the Company's Stock Option Plan.

On March 18, 1998, the Company successfully completed a Consent Solicitation (the "Consent") with respect to the previously existing $100,000 Senior Subordinated Notes which are due in 2005 (the " 2005 Notes"). The Consent permitted the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock. The Consent also allowed the Company to assume a $140.0 Bridge Loan (the "Bridge Loan") incurred by its majority shareholder in connection with the Acquisition, and effected certain other changes to the Indenture governing the 2005 Notes, including the elimination of the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company. As consideration for the Consent, the Company paid a Consent fee of $65 for every $1,000 of notes held. The proceeds from the issuance of the $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. Expenses associated with obtaining the Consent were approximately $1.0 million. As a result of the repayment of the Bridge Loan, $5.2 million of deferred financing fees and expenses were also written off as an extraordinary item. The Acquisition does not require a change in the Company's historical basis of accounting since the Company's 2005 Notes remained outstanding following the Acquisition.

The following summarizes the changes in stockholders' (deficit) equity for the three months ended March 31, 1998:

(dollars in thousands)                                                                                          Foreign
                                        Common Shares             Additional                    Retained        Currency
                                        -------------              Paid-In        Contra        Earnings      Translation
                                    Shares         Amount          Capital        Equity        (Deficit)      Adjustment
                                    ------         ------          -------        ------        ---------      ----------
Balance at December 31, 1997       51,655.5          $ 1          $ 51,959       $ -             $ 9,697    $ (1,468)

Net loss                                                                                         (17,115)

Preferred stock dividends                                                                           (153)

Amortization of preferred
    stock discount                                                                                    (7)

Capital contribution from                                            9,103
  stockholders

Assumption of bridge loan                                          (61,497)         (78,503)

Stock options exercised               142.5                            434

Reduction of common shares        (30,914.5)           (1)               1

Foreign currency
    translation adjustment             -                 -             -                -             -           (2)
                                  ---------           ------         --------      ---------     --------    -------
Balance at March 31, 1998          20,883.5           $ -            $ -          $ (78,503)    $ (7,578)     (1,470)
                                  =========           =====          =======      ==========    =========   ========


The capital contribution from stockholders consisted of $4,573 of cash plus $4,530 of fees and expenses associated with the bridge loan financing.

The reduction of common shares represents the shares given up by the new shareholders in order for their basis per share to reflect the price paid for each share.

Certain of the acquisition related fees and expenses are estimates and are subject to change upon receipt of the final invoices.

C. Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. For the three months ended March 31, 1998 and 1997, the only item affecting comprehensive income (loss) other than the Company's net
(loss) income was the foreign currency translation adjustment of $(2) and $(649), respectively. As a result, comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $(17,117) and $926, respectively.

D. Inventories - The components of inventories are as follows:

                                            March 31,      December 31,
                                             1998            1997
                                             ----            ----
Finished goods                             $ 10,610        $ 8,917
Work-in-process                               4,772          4,164
Raw materials                                 3,853          3,420
                                              ------         -----

     Total                                 $ 19,235       $ 16,501
                                           =========      ========


E. CONTINGENCIES - Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. The Company's previous parent and its parent, M.A. Hanna, have agreed to indemnify the Company for certain of the costs associated with these matters.

F. SUPPLEMENTAL CONSOLIDATING INFORMATION - In April 1995, the Company purchased Day International, Inc. ("Day"). This acquisition (the "Day Acquisition") was financed through equity, term and revolving credit facilities and the 2005 Notes. In connection with the Day Acquisition, Day became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day) and provided a full and unconditional guarantee, on an unsecured basis, of the 2005 Notes. As described in footnote B, in March 1998 the Company issued $115 million of Senior Subordinated Notes (the "2008 Notes") in connection with the Acquisition. The 2008 Notes are guaranteed on an unsecured, senior subordinated basis by Day. The wholly-owned foreign subsidiaries of Day are not guarantors with respect to the 2005 and 2008 Notes and are not anticipated to have any credit arrangements senior to these Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. The following are the supplemental combining condensed balance sheets as of March 31, 1998 and December 31, 1997 and the supplemental combining condensed statements of operations and cash flows for the quarters ended March 31, 1998 and 1997 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of Day ("the Guarantor") are not presented because management has determined that they are not material to the investors.

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
March 31, 1998

                                                     DAY             DAY
                                                International   International       Non Guarantor
                                                 Group, Inc.    Inc. (Guarantor)    Subsidiaries       Eliminations    Consolidated
                                                 -----------    ----------------    ------------       ------------    ------------
ASSETS
------
  Cash & cash equivalents                          $ 1,399             $ (907)           $ 1,581                          $ 2,073
  Accounts receivable - net                                            12,451              9,227                           21,678
  Inventories                                                          12,765              6,470                           19,235
  Other assets                                                          1,977              1,548                            3,525
                                                ----------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                           1,399             26,286             18,826               -           46,511

  Intercompany                                     252,085                  -                          $(252,085)               -
  Property, plant and equipment - net                                  35,999              8,959                           44,958
  Investment in subsidiaries                       (53,028)            24,085                             28,943                -
  Intangible and other assets                                         146,120              5,246                          151,366
                                                ----------------------------------------------------------------------------------

TOTAL ASSETS                                     $ 200,456          $ 232,490           $ 33,031       $(223,142)       $ 242,835
                                                ==================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
-----------------------------------------------
  Accounts payable                                                    $ 5,245            $ 3,686          $ (107)         $ 8,824
  Accrued associate related costs
      and other expenses                           $ 1,424              8,619              3,120                           13,163
  Income taxes payable                                                    151              1,803                            1,954
  Interest payable                                   4,514                                                                  4,514
  Current maturities of long-term debt               1,779                                                                  1,779
                                                ----------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                      7,717             14,015              8,609            (107)          30,234

  Intercompany                                      (4,632)           255,840                770        (251,978)               -
  Long term and
      subordinated long term debt                  250,306                                     -                          250,306
  Long term post retirement
       benefits and other                                              14,066              2,634                           16,700
 Exchangeable Preferred Stock                       33,146                                                                 33,146
  TOTAL STOCKHOLDERS' (DEFICIT) EQUITY             (86,081)           (51,431)            21,018          28,943          (87,551)
                                                ----------------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' (DEFICIT) EQUITY              $ 200,456          $ 232,490           $ 33,031       $(223,142)       $ 242,835
                                                ==================================================================================

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
December 31, 1997

                                                  DAY              DAY
                                             International    International       Non Guarantor
                                              Group, Inc.    Inc. (Guarantor)     Subsidiaries    Eliminations     Consolidated
                                              -----------    ----------------     ------------    ------------     ------------
ASSETS
  Cash & cash equivalents                         $ 596              $ (320)             $ 504                          $ 780
  Accounts receivable - net                                          12,215              9,757                         21,972
  Inventories                                                        10,637              5,864                         16,501
  Other assets                                                        1,936              1,459                          3,395
                                          ------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                          596              24,468             17,584            -            42,648

  Intercompany                                  130,000                                           $(130,000)                -
  Property, plant and equipment - net                                35,931              8,861                         44,792
  Investment in subsidiaries                     70,337              23,106                         (93,443)                -
  Intangible and other assets                                       132,809              5,278                        138,087
                                          ------------------------------------------------------------------------------------

TOTAL ASSETS                                  $ 200,933           $ 216,314           $ 31,723    $(223,443)        $ 225,527
                                          ====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                                  $ 4,736            $ 3,532       $ (525)          $ 7,743
  Accrued associate related costs
      and other expenses                                              8,899              4,590                         13,489
  Interest payable                                $ 990                                     23                          1,013
  Current maturities of long-term debt                                                     774                            774
                                          ------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                     990              13,635              8,919         (525)           23,019

  Intercompany                                    8,286             121,217                (28)    (129,475)                -
  Long-term and
      subordinated long-term debt               130,000                                    109                        130,109
  Long-term post retirement
       benefits and other                                             9,527              2,683                         12,210
  TOTAL STOCKHOLDERS' EQUITY                     61,657              71,935             20,040      (93,443)           60,189
                                          ------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                     $ 200,933           $ 216,314           $ 31,723    $(223,443)        $ 225,527
                                          ====================================================================================

 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Operations
 For the quarter ended March 31, 1998

                                                      DAY                  DAY
                                                    International,    International,    Non Guarantor
                                                     Group, Inc.     Inc. (Guarantor)   Subsidiaries     Eliminations  Consolidated
   Net sales                                          $    -           $ 31,954         $ 17,060         $ (5,877)      $ 43,137

   Cost of goods sold                                                    19,489           13,376           (5,877)        26,988
                                                   ------------------------------------------------------------------------------

           Gross profit                                    -             12,465            3,684                -         16,149

   Selling, general and administrative expenses           13              5,317            2,021                           7,351
   Compensation and related transaction costs                            18,018                -                          18,018
   Amortization of intangibles                                              640               11                             651
   Management fees                                                          235                                              235
                                                   ------------------------------------------------------------------------------

           Operating income (loss)                       (13)           (11,745)           1,652                -        (10,106)

   Other expenses (income):
      Equity in loss (earnings) of subsidiaries       12,232               (980)                          (11,252)             -
      Interest expense                                 2,797              4,254                -                           7,051
      Other expense (income)                             (12)                29              193                             210
                                                   ------------------------------------------------------------------------------

           (Loss) income before income taxes and
              extraordinary item                     (15,030)           (15,048)           1,459           11,252        (17,367)

   (Benefit) provision for income taxes               (1,039)            (3,244)             479                -         (3,804)
                                                   ------------------------------------------------------------------------------

           (Loss) income before extraordinary item   (13,991)           (11,804)             980           11,252        (13,563)

   Extraordinary (loss) - net of tax                  (3,124)              (428)                                          (3,552)
                                                   ------------------------------------------------------------------------------

           Net (loss) income                       $ (17,115)         $ (12,232)           $ 980         $ 11,252      $ (17,115)
                                                   ==============================================================================

 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Operations
 For the quarter ended March 31, 1997



                                                    DAY            DAY
                                              International,  International,    Non Guarantor
                                                Group, Inc.  Inc. (Guarantor)  Subsidiaries   Eliminations  Consolidated
                                             --------------------------------   ------------   ------------  ------------
Net sales                                         $   --         $ 30,364       $ 14,378       $ (5,261)      $39,481

Cost of goods sold                                                 18,664         11,121         (5,261)       24,524
                                             ------------------------------------------------------------------------

        Gross profit                                  --           11,700          3,257           --          14,957

Selling, general and administrative expenses            10          5,102          1,930                        7,042
Amortization of intangibles                                         1,203             11                        1,214
Management fees                                                       230                                         230
                                             ------------------------------------------------------------------------

        Operating income(loss)                         (10)         5,165          1,316           --           6,471

Other expenses (income):
   Equity in earnings of subsidiaries               (1,572)          (774)                        2,346           --
   Interest expense                                   --            4,000            100                       4,100
   Other (income) expense                              (15)          (143)            32                        (126)
                                             ------------------------------------------------------------------------

        Income before income taxes                   1,577          2,082          1,184         (2,346)        2,497

Provision for income taxes                               2            510            410                          922
                                             ------------------------------------------------------------------------

        Net Income                                $  1,575       $  1,572       $    774       $ (2,346)      $ 1,575
                                             =========================================================================

 Day International, Inc.
 Supplemental Combining Condensed Statement of Cash Flows
 For the quarter ended March 31, 1998

                                                               DAY            DAY
                                                         International   International,    Non Guarantor
                                                          Group, Inc.   Inc. (Guarantor)   Subsidiaries   Eliminations  Consolidated
                                                          -----------   ----------------   ------------   ------------  ------------
 Operating Activities:
Net (loss) income                                            $ (17,115)      $ (12,232)      $    980       $ 11,252       $(17,115)
  Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Extraordinary loss on early extinguishment of debt          3,124             428                                        3,552
     Depreciation and amortization                                               3,429            395                         3,824
     Deferred income taxes                                                      (4,317)                                      (4,317)
     Non-cash charge related to stock option awards                              8,585                                        8,585
     Equity in loss (earnings) of subsidiaries                  12,232            (980)                      (11,252)           --
     Changes in operating assets and liabilities                 6,354          (7,982)           933             54           (641)
                                                            -----------------------------------------------------------------------

Net cash provided by (used in) operating activities              4,595         (13,069)         2,308             54         (6,112)

Investing Activities:
  Capital expenditures                                                          (1,057)          (419)                       (1,476)
  Other                                                                             --             --                            --
                                                            -----------------------------------------------------------------------

Net cash provided by (used in) investing activities               --            (1,057)          (419)          --           (1,476)

Financing Activities:
     Proceeds from issuance of 2008 Notes                      111,134                                                      111,134
     Proceeds from issuance of exchangeable
       preferred stock                                          32,986                                                       32,986
     Proceeds from issuance of term loan                        40,000                                                       40,000
     Contributions from shareholders                             4,573                                                        4,573
     Repayment of existing credit facility                     (30,000)                          (902)                      (30,902)
     Repayment of bridge loan                                 (140,000)                                                    (140,000)
     Payment of consent fee                                     (6,500)                                                      (6,500)
     Payments on the term loan                                  (2,500)                            --                        (2,500)
                                                              ---------------------------------------------------------------------

Net cash provided by (used in) financing activities              9,693            --             (902)           --           8,791

Intercompany transfers                                         (13,485)         13,539             --            (54)           --
Effects of exchange rates on cash                                                                  90                            90
                                                              ---------------------------------------------------------------------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents             803            (587)         1,077           --            1,293
  Cash and cash equivalents at beginning of period                 596            (320)           504                           780
                                                             ----------------------------------------------------------------------
  Cash and cash equivalents at end of period                 $   1,399       $    (907)      $  1,581       $   --         $  2,073
                                                             ======================================================================

Day International, Inc.
Supplemental Combining Condensed Statement of Cash Flows



 For the quarter ended March 31, 1997                         DAY            DAY
                                                        International  International,   Non Guarantor
                                                         Group, Inc.   Inc. (Guarantor) Subsidiaries   Eliminations   Consolidated
                                                         -----------   -----------------------------   ------------   ------------
 Operating Activities:
Net Income                                                  $ 1,575       $ 1,572       $   774       $(2,346)      $ 1,575
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                          3,117           395                       3,512
     Equity in earnings of subsidiaries                      (1,572)         (774)                      2,346            --
     Changes in operating assets and liabilities              2,733        (4,611)         (226)         (120)       (2,224)
                                                             --------------------------------------------------------------

Net cash provided by (used in) operating activities           2,736          (696)          943          (120)        2,863

Investing Activities:
  Capital expenditures                                                     (1,073)         (427)                     (1,500)
  Other                                                                     2,620            --                       2,620
                                                             --------------------------------------------------------------

Net cash provided by (used in) investing activities              --         1,547          (427)           --         1,120

Financing Activities -
  Net payments on revolving credit facility                  (5,000)                       (193)                     (5,193)
                                                            ---------------------------------------------------------------

Net cash used in financing activities                        (5,000)           --          (193)           --        (5,193)

Intercompany transfers                                          766          (873)          (13)          120            --
Effects of exchange rates on cash                                                          (161)                       (161)
                                                             ----------------------------------------------------------------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents       (1,498)          (22)          149            --        (1,371)
  Cash and cash equivalents at beginning of period            2,757          (698)        3,374                       5,433
                                                            ----------------------------------------------------------------
  Cash and cash equivalents at end of period                $ 1,259       $  (720)      $ 3,523       $    --       $ 4,062
                                                            ===============================================================

                                       14

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

                                                                                                    Three Months
                                                                                                    ------------
                                                                                                    Ended March 31
                                                                                                    --------------
                                                                                              1998                     1997
                                                                                              ----                     ----
                                                                                          $          %            $          %
                                                                                         ---       -----         ----     ------
Net sales..........................................................................      43.1       100.0        39.5     100.0
Costs of goods sold................................................................      27.0        62.6        24.5      62.0
Gross profit.......................................................................      16.1        37.4        15.0      38.0
SG&A...............................................................................       7.4        17.2         7.0      17.7
Compensation and
     related transaction costs.....................................................      18.0        41.8           -         -
Amortization of intangibles........................................................       0.7         1.6         1.2       3.0
Management Fees....................................................................       0.2         0.5         0.2       0.5
Operating (loss) income............................................................     (10.1)      (23.4)        6.5      16.5

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net sales increased to $43.1 million for the three months ended March 31, 1998 from $39.5 million for the comparable period in 1997, an increase of $3.6 million or 9.1%. Image Transfer's sales increased to $34.1 million for the three months ended March 31, 1998 from $31.1 million for the comparable period in 1997, an increase of $3.0 million or 9.6%. Foreign currency translation rate changes reduced Image Transfer's sales by $0.5 million in the first quarter of 1998 compared to the same period in 1997. The increased sales were a result of increased demand for the Company's existing products across almost all markets. Textiles' sales increased to $9.0 million for the three months ended March 31, 1998 from $8.4 million for the comparable period in 1997, an increase of $0.6 million or 7.2%. Textile sales increase was mainly a result of higher demand for the Company's existing products in Europe.

Gross profit increased $1.1 million to $16.1 million for the three months ended March 31, 1998 from $15.0 million for the three months ended March 31, 1997. As a percentage of net sales, gross profit decreased to 37.4% for the three months ended March 31, 1998 from 38.0% for the comparable period in 1997. Gross profit continues to be positively impacted by productivity enhancements such as new construction methods for Image Transfer products and automated finishing equipment for Textile components. Gross profit increased by $1.4 million as a result of higher sales volumes, while higher material usage costs decreased gross profit by $0.6 million. Higher material component costs, as a percent of sales, were primarily a result of product mix and end market mix changes combined with slightly lower yields from production. Manufacturing and development costs were $0.7 million or only 6.9% higher than the same period last year compared to the 9.1% increase in sales.

SG&A increased to $7.4 million for the three months ended March 31, 1998 from $7.0 million for the comparable period in 1997, an increase of $0.4 million or 5.7%. As a percentage of net sales, SG&A decreased to approximately 17.2% from 17.7%.. The reduction in SG&A as a percent of sales is a result of the fixed component of SG&A supporting the increased sales, especially in the European markets. Foreign currency translation rate changes decreased SG&A by $0.1 million in the first quarter of 1998.

Amortization of intangibles decreased to $0.7 million for the three months ended March 31, 1998 from $1.2 million for the comparable period in 1997, a decrease of $0.5 million. The decrease is a result of certain employment agreements becoming fully amortized in the first quarter of 1997.

Compensation and related acquisition costs include $8.6 million as a result of changes in the Company's stock option plan, $8.4 million related to amounts payable under certain management employment agreements and $1.0 million of expenses associated with obtaining the Consent. All of these items arose out of the Acquisition and related transactions.

Operating income, excluding the compensation and related acquisition costs, increased to $7.9 million for the three months ended March 31, 1998 from $6.5 million for the comparable period in 1997, an increase of $1.4 million or 21.5%. As a percentage of net sales, operating income increased to 18.3% for the three months ended March 31, 1998 from 16.5% for the comparable period in 1997.

The effective tax rate, including the effect of the extraordinary item, for the first quarter of 1998 was a benefit of 26.5% compared to an expense of 36.9% for the first quarter of 1997. The lower income tax benefit percentage in 1998 compared to the income tax expense percentage in 1997 is mainly a result of the establishment of a deferred tax valuation allowance.

Foreign currency translation rates, collectively, had less than a 2% impact on sales, gross margins and selling, general and administrative expenses in the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry large amounts of inventory and finance receivables.

Cash Flows From Operating Activities. Cash flows used in operations for the three months ended March 31, 1998 were $10.6 million compared to cash flows provided by operations of $2.9 million for the three months ended March 31, 1997. For the three months ended March 31, 1998, cash flows from operations were adversely impacted by $9.9 million of compensation and related transaction costs associated with the Acquisition and $5.9 million of pre-tax extraordinary losses related to the early extinguishment of debt in connection with the Acquisition offset by a $1.2 million decrease in working capital, primarily due to increases in accrued liabilities offset by an increase in inventory. Cash flows from operations in 1997 were impacted by a $2.2 million increase in working capital, primarily due to increases in accounts receivable balances related to increased sales offset by an increase in accrued interest payable.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment were $5.1 $5.2, and $3.6 for 1997, 1996, and 1995, respectively. The Company believes that historical capital spending levels should be sufficient to maintain its market position. The Company expects to fund its annual capital expenditures of $7.0 million to $9.0 million over the next several years from cash flow from operations. Capital expenditures were $1.5 million for both quarters ended March 31, 1998 and 1997. In the first quarter of 1997, $1.5 million was received from Flint Ink Corporation as an adjustment to the David M purchase price and a $1.1 million note receivable was collected.

Cash Flows From Financing Activities. In the first quarter of 1998, the Company entered into a $60 million Senior Secured Credit Facility, concurrent with the Acquisition. The facility consisted of a $40 million Term Loan and a $20 million Revolving Credit Facility. The Term Loan is repayable as follows: $2.0 million in 1998; $5.0 million in 1999; $8.0 million in 2000; $11.0 million in 2001 and $14.0 million in 2002. Prepayments on the Term Loan are applied first to the next two quarterly installments and then spread equally to the remaining quarterly installments. During the quarter ended March 31, 1998, the Company made $2.5 million in payments on the Term Loan. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries (currently, only Day), as well as 65% of the stock of each foreign subsidiary. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). The proceeds from the Term Loan were used to repay the Company's then existing US Credit Facility and to pay certain of the expenses associated with the Acquisition. As of March 31, 1998, there were no amounts outstanding under the Revolving Credit Facility and the Company had approximately $19.5 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

Also, during the quarter ended March 31, 1998, the Company paid the holders of the existing 2005 Notes a $6.5 million Consent Fee so as to permit the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock. The Consent Agreement also allowed the Company to assume the $140.0 Bridge Loan of its new majority shareholder. The proceeds from the issuance of the $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. The Company also received a capital contribution of $9.1 million from its majority shareholder in the three months ended March 31, 1998 which was used to pay certain financing fees and expenses.

As a result of the additional debt incurred by the Company in conjunction with the Acquisition, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $252.5 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $35 million. In comparison, the Company's outstanding indebtedness at December 31, 1997 was $130.9 million.

The level of the Company's indebtedness could have important consequences including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes;
(ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited; (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industries and economic conditions generally.

The Company's ability to pay principal and interest on the Notes and dividends on the Exchangeable Preferred Stock and to satisfy its other debt obligations, including its debt obligations under the 2005 Notes, will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility (which is subject to borrowing base limitations) or a successor facility. The Company anticipates that its operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company's cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal of and interest on its indebtedness, including the Senior Secured Credit Facility, the 2005 Notes and the 2008 Notes, for the payment of periodic cash dividends on the Exchangeable Preferred Stock, for any redemption of the Exchangeable Preferred Stock for cash, or if the Exchange Debentures have been issued, the payment of principal of or cash interest on the Exchange Debentures. If the

Company's cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company's debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms, or if implemented, would be successful or would permit the Company to meet its debt service obligations.

                          Day International Group, Inc.
                           Part II: Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

        a. During the quarter ended March 31, 1998, the Indenture governing the 2005 Notes was amended to facilitate the Acquisition, to eliminate the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company and to make certain other changes. See Item 1 of this Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

        a. During the quarter ended March 31, 1998, the following reports on Form 8-K were filed:

                January 16, 1998 - Changes in Control of Registrant February 20, 1998 - Other Events

        b.      Exhibits

                27 Financial Data Schedule


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Day International Group, Inc.
                                            -----------------------------
                                                   (Registrant)

Date:   May 14, 1998                       /s/ David B. Freimuth
        ------------                       ---------------------
                                           David B. Freimuth
                                           Vice President and
                                           Chief Financial Officer