Form 10-Q/A
period 1998-03-31
DAY INTERNATIONAL GROUP INC
filed 1998-06-16
CIK 946991

                                  FORM 10-Q/A

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

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of June 15, 1998 was 20,930.5


                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                  1998         1997
                                                                                  ----         ----
OPERATING ACTIVITIES
            Net (loss) income                                                   $ (17,115)    $ 1,575
            Adjustments to reconcile net (loss) income to
            net cash (used in) provided by operating activities:
                 Extraordinary loss on early extinguishment of debt                 3,552
                 Depreciation and amortization                                      3,111       3,512
                 Deferred income taxes                                             (4,317)
                 Non-cash charge related to stock option awards                     8,585
                 Changes in operating assets and liabilities                           72      (2,224)
                                                                                ---------     -------
                         Net cash (used in) provided by operating activities       (6,112)      2,863
                                                                                ---------     -------
INVESTING ACTIVITIES
            Capital expenditures                                                   (1,476)     (1,500)
            Other                                                                    --         2,620
                                                                                ---------     -------
                         Net cash (used in) provided by investing activities       (1,476)      1,120
                                                                                ---------     -------
FINANCING ACTIVITIES
            Proceeds from issuance of 2008 notes                                  111,134
            Proceeds from issuance of exchangeable preferred stock                 32,986
            Proceeds from issuance of term loan                                    40,000
            Contributions from shareholders                                         4,573
            Repayment of existing credit facility                                 (30,902)
            Repayment of bridge loan                                             (140,000)
            Payment of consent fee                                                 (6,500)
            Payments on the term loan                                              (2,500)
            Net payments on revolving credit facility                                --        (5,193)
                                                                                ---------     -------
                         Net cash provided by (used in) financing activities        8,791      (5,193)
                                                                                ---------     -------
            Effect of exchange rates on cash                                           90        (161)
                                                                                ---------     -------

CASH AND CASH EQUIVALENTS:
            Net increase (decrease) in cash and cash equivalents                    1,293      (1,371)
            Cash and cash equivalents at beginning of period                          780       5,433
                                                                                ---------     -------
            Cash and cash equivalents at end of period                          $   2,073     $ 4,062
                                                                                =========     =======

NON CASH TRANSACTIONS
            Assumption of bridge loan                                           $ 140,000
                                                                                =========
            Preferred stock dividend                                            $     153
                                                                                =========
            Amortization of preferred stock discount                            $       7
                                                                                =========

            See notes to condensed consolidated financial statements

 Day International, Inc.
 Supplemental Combining Condensed Statement of Cash Flows
 For the quarter ended March 31, 1998

                                                               DAY            DAY
                                                         International   International,    Non Guarantor
                                                          Group, Inc.   Inc. (Guarantor)   Subsidiaries   Eliminations  Consolidated
                                                          -----------   ----------------   ------------   ------------  ------------
 Operating Activities:
Net (loss) income                                            $ (17,115)      $ (12,232)      $    980       $ 11,252       $(17,115)
  Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Extraordinary loss on early extinguishment of debt          3,124             428                                        3,552
     Depreciation and amortization                                               2,716            395                         3,111
     Deferred income taxes                                                      (4,317)                                      (4,317)
     Non-cash charge related to stock option awards                              8,585                                        8,585
     Equity in loss (earnings) of subsidiaries                  12,232            (980)                      (11,252)           --
     Changes in operating assets and liabilities                 6,354          (7,269)           933             54             72
                                                            -----------------------------------------------------------------------

Net cash provided by (used in) operating activities              4,595         (13,069)         2,308             54         (6,112)

Investing Activities:
  Capital expenditures                                                          (1,057)          (419)                       (1,476)
  Other                                                                             --             --                            --
                                                            -----------------------------------------------------------------------

Net cash provided by (used in) investing activities               --            (1,057)          (419)          --           (1,476)

Financing Activities:
     Proceeds from issuance of 2008 Notes                      111,134                                                      111,134
     Proceeds from issuance of exchangeable
       preferred stock                                          32,986                                                       32,986
     Proceeds from issuance of term loan                        40,000                                                       40,000
     Contributions from shareholders                             4,573                                                        4,573
     Repayment of existing credit facility                     (30,000)                          (902)                      (30,902)
     Repayment of bridge loan                                 (140,000)                                                    (140,000)
     Payment of consent fee                                     (6,500)                                                      (6,500)
     Payments on the term loan                                  (2,500)                            --                        (2,500)
                                                              ---------------------------------------------------------------------

Net cash provided by (used in) financing activities              9,693            --             (902)           --           8,791

Intercompany transfers                                         (13,485)         13,539             --            (54)           --
Effects of exchange rates on cash                                                                  90                            90
                                                              ---------------------------------------------------------------------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents             803            (587)         1,077           --            1,293
  Cash and cash equivalents at beginning of period                 596            (320)           504                           780
                                                             ----------------------------------------------------------------------
  Cash and cash equivalents at end of period                 $   1,399       $    (907)      $  1,581       $   --         $  2,073
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


                                            Day International Group, Inc.
                                            -----------------------------
                                                   (Registrant)

Date:   June 15, 1998                       /s/ David B. Freimuth
        -------------                      ---------------------
                                           David B. Freimuth
                                           Vice President and
                                           Chief Financial Officer