Form 10-Q/A
period 1998-03-31
DAY INTERNATIONAL GROUP INC
filed 1998-06-29
CIK 946991

                                 FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C., 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1998
     ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..........to.................


Commission File Number 33-93644
                       --------


                        DAY INTERNATIONAL GROUP, INC.
                        -----------------------------
            (Exact name of registrant as specified in its charter)


   Delaware                                     31-1436349
-----------------------                        --------------
(State or other jurisdiction                 (I.R.S. Employer ID No.)
of incorporation or organization)


130 West Second Street, Suite 1700, Dayton, Ohio         45402
------------------------------------------------      -----------
(Address of principal executive offices)               (zip code)


   (937) 224-4000
------------------------
(Registrant's telephone number including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of June 29, 1998 was 20,930.5

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                           Pages
                                                                           -----
Part I:  Financial Information

         Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets as of March 31, 1998
                 and December 31, 1997                                                    4

                 Condensed Consolidated Statements of Operations for the three months
                 ended March 31, 1998 and 1997                                            5

                 Condensed Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1998 and 1997                                            6

                 Notes to Condensed Consolidated Financial Statements                   7 - 15

         Item 2.  Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                               16 - 20

Part II:  Other Information

         Item 1 - Legal Proceedings                                                       21

         Item 2 - Changes in Securities and Use of Proceeds                               21

         Item 6 - Exhibits and Reports on Form 8-K                                        21

         Signature                                                                        21

EXPLANATORY NOTE

The Form 10Q of Day International Group, Inc. is being amended in order to make the following corrections: In the cash flows from operating activities section of Management's Discussion and Analysis, the cash flows used in operations for the three months ended March 31, 1998 is being changed to $6.1 million from $10.6 million; the compensation and related transaction costs associated with the acquisition is being changed to $9.5 million from $9.9 million and the discussion regarding a $1.2 million decrease in working capital is being removed.

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

                                       15

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

Cash Flows From Operating Activities. Cash flows used in operations for the three months ended March 31, 1998 were 6.1 million compared to cash flows provided by operations of $2.9 million for the three months ended March 31, 1997. For the three months ended March 31, 1998, cash flows from operations were adversely impacted by $9.5 million of compensation and related transaction costs associated with the Acquisition and $5.9 million of pre-tax extraordinary losses related to the early extinguishment of debt in connection with the Acquisition. Cash flows from operations in 1997 were impacted by a $2.2 million increase in working capital, primarily due to increases in accounts receivable balances related to increased sales offset by an increase in accrued interest payable.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment were $5.1, $5.2, and $3.6 for 1997, 1996, and 1995, respectively. The Company believes that historically capital spending levels should be sufficient to maintain its market position. The Company expects to fund its annual capital expenditures of $7.0 million to $9.0 million over the next several years from cash flow from operations. Capital expenditures were $1.5 million for both quarters ended March 31, 1998 and 1997. In the first quarter of 1997, $1.5 million was received from Flint Ink Corporation as an adjustment to the David M purchase price and a $1.1 million note receivable was collected.

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