Form 10-Q
period 1998-06-30
DAY INTERNATIONAL GROUP INC
filed 1998-07-31
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998
    --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to .................

Commission File Number 33-93644
                       --------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           31-1436 349
------------------------                                   ---------------
(State or other jurisdiction of incorporation        (I.R.S. Employer ID No.)
      or organization)

  130 West Second Street, Dayton, Ohio                        45402
----------------------------------------                    ---------
(Address of principal executive offices)                    (zip code)

         (937) 224-4000
------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 31, 1998 was 20,940.5

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                                        Pages
                                                                                        -----
Part I:  Financial Information

      Item 1.  Financial Statements:

        Condensed Consolidated Balance Sheets as of June 30, 1998
        and December 31, 1997                                                             3

        Condensed Consolidated Statements of Operations for the three months
        ended June 30, 1998 and 1997                                                      4

        Condensed Consolidated Statements of Operations for the six months
        ended June 30, 1998 and 1997                                                      5

        Condensed Consolidated Statements of Cash Flows for the six months
        ended June 30, 1998 and 1997                                                      6

        Notes to Condensed Consolidated Financial Statements                            7 - 15

      Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 16 - 20

Part II:  Other Information

      Item 1 - Legal Proceedings                                                          21

      Item 6 - Exhibits and Reports on Form 8-K                                           21


Signature                                                                                 21

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           DAY INTERNATIONAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 30,       DECEMBER 31,
          ASSETS                                                     1998              1997
          ------                                                     ----              ----
Cash and cash equivalents                                         $   4,453         $     780
Accounts receivable, net of allowance                                19,260            21,972
Inventories                                                          20,500            16,501
Prepaid expenses and other current assets                             1,997             1,457
Deferred tax assets                                                   1,536             1,938
                                                                  ---------         ---------
          Total current assets                                       47,746            42,648

Property, plant and equipment, net                                   45,148            44,792
Goodwill and other intangibles                                      144,958           136,722
Deferred tax assets                                                   3,192                --
Other assets                                                          1,292             1,365
                                                                  ---------         ---------
          Total assets                                            $ 242,336         $ 225,527
                                                                  ---------         ---------

          LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accounts payable                                                  $   9,096         $   7,743
Accrued associate - related costs and other expenses                 11,123            11,871
Income taxes payable                                                  2,444             1,618
Interest payable                                                      4,139             1,013
Current maturities of long-term debt                                  2,961               774
                                                                  ---------         ---------
          Total current liabilities                                  29,763            23,019

Long-term and subordinated long-term debt                           249,135           130,109
Deferred tax liabilities                                              1,483             5,688
Other long term liabilities                                          15,370             6,522

Commitments and contingencies                                            --                --
                                                                  ---------         ---------
          Total liabilities                                         295,751           165,338
                                                                  ---------         ---------

Exchangeable preferred stock                                         34,290                --
                                                                  ---------         ---------

Stockholders' (deficit) equity:
    Common stock                                                         --                 1
    Additional paid in capital                                           --            51,959
    Contra-equity associated with the assumption of
      majority shareholder's bridge loan                            (78,314)               --
    Retained (deficit) earnings                                      (8,011)            9,697
    Foreign currency translation adjustment                          (1,380)           (1,468)
                                                                  ---------         ---------
          Total stockholders' (deficit) equity                      (87,705)           60,189
                                                                  ---------         ---------
      Total liabilities and stockholders' (deficit) equity        $ 242,336         $ 225,527
                                                                  =========         =========


See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                      1998             1997
                                                                      ----             ----
Net sales                                                           $ 42,913         $40,147
Costs of goods sold                                                   26,854          24,882
                                                                    --------         -------

Gross profit                                                          16,059          15,265
Selling, general and administrative
 expenses                                                              7,196           7,122
Amortization of intangibles                                              643             709
 Management fees                                                         243             230
                                                                    --------         -------

Operating income                                                       7,977           7,204
Interest expense (including amortization of
    deferred financing costs of $576 - 1998 and $241 - 1997)           6,920           4,062
Other (income) expense                                                   (30)            105
                                                                    --------         -------

Income before income taxes                                             1,087           3,037
Provision for income taxes                                               376           1,158
                                                                    --------         -------

Net income                                                               711         $ 1,879
                                                                    --------         =======

Preferred stock dividends                                             (1,102)

Amortization of preferred stock issuance costs                           (42)
                                                                    --------

Net (loss) income available to common shareholders                  $   (433)
                                                                    ========


 See notes to condensed consolidated financial statements

                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                      1998             1997
                                                                      ----             ----
Net sales                                                           $ 86,050         $ 79,628
Costs of goods sold                                                   53,841           49,406
                                                                    --------         --------

Gross profit                                                          32,209           30,222
Selling, general and administrative
  expenses                                                            14,549           14,164
Compensation and related transaction costs                            18,018
Amortization of intangibles                                            1,293            1,923
Management fees                                                          478              460
                                                                    --------         --------

Operating (loss) income                                               (2,129)          13,675
Interest expense (including amortization of
    deferred financing costs of $872 - 1998 and $483 - 1997)          13,971            8,161
Other (income) expense                                                   180              (21)
                                                                    --------         --------

(Loss) income before income taxes                                    (16,280)           5,535
Benefit) provision for income taxes                                   (3,428)           2,081
                                                                    --------         --------

(Loss) income before extraordinary items                             (12,852)           3,454

Extraordinary losses on early extinguishment
  of debt (net of tax benefit of $2,368)                               3,552               --
                                                                    --------         --------

Net (loss) income                                                    (16,404)        $  3,454
                                                                                     ========

Preferred stock dividends                                             (1,255)

Amortization of preferred stock issuance costs                           (49)
                                                                    --------

Net (loss) income available for common shareholders                 $(17,708)
                                                                    ========


See notes to condensed consolidated financial statements

                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                        1998            1997
                                                                        ----            ----
OPERATING ACTIVITIES
    Net (loss) income                                                $ (16,404)        $ 3,454
    Adjustments to reconcile net (loss) income to
    net cash (used in) provided by operating activities:
         Extraordinary loss on early extinguishment of debt              3,552
         Depreciation and amortization                                   6,417           6,561
         Deferred income taxes                                          (4,447)
         Non-cash charge related to stock option awards                  8,585
         Changes in operating assets and liabilities                     2,473          (3,242)
                                                                     ---------         -------
          Net cash (used in) provided by operating activities              176           6,773
                                                                     ---------         -------

INVESTING ACTIVITIES
    Capital expenditures                                                (2,979)         (2,752)
    Other                                                                   --           2,619
                                                                     ---------         -------
          Net cash (used in) provided by investing activities           (2,979)           (133)
                                                                     ---------         -------

FINANCING ACTIVITIES
    Proceeds from issuance of 2008 notes                               111,134
    Proceeds from issuance of exchangeable preferred stock              32,986
    Proceeds from issuance of common stock                                 189
    Proceeds from issuance of term loan                                 40,000
    Contributions from shareholders                                      4,573
    Repayment of existing credit facility                              (30,902)
    Repayment of bridge loan                                          (140,000)
    Payment of consent fee                                              (6,500)
    Payments on the term loan                                           (2,500)
    Payment of deferred financing fees                                  (2,742)
    Net payments on revolving credit facility                               --          (5,385)
                                                                     ---------         -------
          Net cash provided by (used in) financing activities            6,238          (5,385)
                                                                     ---------         -------

    Effect of exchange rates on cash                                       238            (172)
                                                                     ---------         -------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) in cash and cash equivalents                 3,673           1,083
    Cash and cash equivalents at beginning of period                       780           5,433
                                                                     ---------         -------
    Cash and cash equivalents at end of period                       $   4,453         $ 6,516
                                                                     =========         =======

NON CASH TRANSACTIONS
    Assumption of bridge loan                                        $ 140,000
                                                                     =========
    Preferred stock dividend                                         $   1,255
                                                                     =========
    Amortization of preferred stock discount                         $      49
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

B. ACQUISITION AND RELATED TRANSACTIONS - On January 16, 1998, affiliates of Greenwich Street Capital Partners, Inc. and SG Capital Partners acquired substantially all of the common stock of the Company for approximately $206 million (the "Acquisition"), with the Company's management retaining the balance of the common stock. In conjunction with the Acquisition, the Company entered into a $60 million Senior Secured Credit Facility consisting of a $40 million Term Loan and a $20 million Revolving Credit Facility. Proceeds from the Term Loan were used to repay the Company's then existing Credit Facility and to pay certain acquisition related fees and expenses. As a result of such repayment of the Company's then existing Credit Facility, $0.7 million of deferred financing fees were written off as an extraordinary item. The Acquisition also resulted in compensation related expenses of $17.0 million associated with employment agreements with certain key members of management and amendments to the Company's Stock Option Plan. As of June 30, 1998, no amounts have been drawn on the Revolving Credit Facility.

On March 18, 1998, the Company successfully completed a Consent Solicitation (the "Consent") with respect to its $100.0 million Senior Subordinated Notes which are due in 2005 (the "2005 Notes"). The Consent permitted the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock. The Consent also allowed the Company to assume a $140.0 million Bridge Loan (the "Bridge Loan") incurred by its majority shareholder in connection with the Acquisition, and effected certain other changes to the Indenture governing the 2005 Notes, including the elimination of the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company. As consideration for the Consent, the Company paid a Consent fee of $65 for every $1,000 of notes held. The proceeds from the issuance of the $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. Expenses associated with obtaining the Consent were approximately $1.0 million. As a result of the repayment of the Bridge Loan, $5.2 million of deferred financing fees and expenses were also written off as an extraordinary item. The Acquisition does not require a change in the Company's historical basis of accounting since the Company's 2005 Notes remained outstanding following the Acquisition.

The following summarizes the changes in stockholders' (deficit) equity for the six months ended June 30, 1998:

(dollars in thousands)
                                                                                                 FOREIGN
                                  COMMON SHARES          ADDITIONAL                RETAINED      CURRENCY
                                  -------------            PAID-IN     CONTRA      EARNINGS    TRANSLATION
                                SHARES      AMOUNT         CAPITAL     EQUITY      (DEFICIT)    ADJUSTMENT
                                ------      ------         -------     ------      ---------    ----------
Balance at December 31, 1997    51,655.5    $      1      $51,959    $      --      $ 9,697       $(1,468)

Net loss                                                                            (16,404)

Preferred stock dividends                                                            (1,255)

Amortization of preferred
    stock discount                                                                      (49)

Capital contribution from                                   9,103
  stockholders

Assumption of bridge loan                                 (61,497)     (78,503)

Stock options exercised            142.5                      434

Reduction of common shares     (30,914.5)         (1)           1

Issuance of common shares             47                                   189

Foreign currency
    translation adjustment            --          --           --           --           --            88
                                --------    --------      -------    ---------      -------       -------

Balance at June 30, 1998        20,930.5    $     --      $    --    $ (78,314)     $(8,011)      $(1,380)
                                ========    ========      =======    =========      =======       =======

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

C. COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. The only item affecting comprehensive income (loss) other than the Company's net (loss) income was the foreign currency translation adjustment of $90 and $(110), respectively, for the three months ended June 30, 1998 and 1997 and $88 and $(759), respectively, for the six months ended June 30, 1998 and 1997. As a result, comprehensive income (loss) for the three months ended June 30, 1998 and 1997 was $801 and $1,769, respectively. Comprehensive income (loss) for the six months ended June 30, 1998 and 1997 was $(16,316) and $2,695, respectively.

D. INVENTORIES - The components of inventories are as follows:

                                       June 30,    December 31,
                                         1998          1997
                                         ----          ----

Finished goods                          $12,078       $8,917
Work-in-process                           4,746        4,164
Raw materials                             3,676        3,420
                                        -------       -------

     Total                              $20,500       $16,501
                                        =======       =======

E. CONTINGENCIES - Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. The Company's previous parent and M.A. Hanna have agreed to indemnify the Company for certain of the costs associated with these matters.

F. SUPPLEMENTAL CONSOLIDATING INFORMATION - In April 1995, the Company purchased Day International, Inc. ("Day"). This acquisition (the "Day Acquisition") was financed through equity, term and revolving credit facilities and the issuance of the 2005 Notes. In connection with the Day Acquisition, Day became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day) and provided a full, unconditional and joint and several guarantee, on an unsecured basis, of the 2005 Notes. As described in footnote B, in March 1998 the Company issued $115 million of Senior Subordinated Notes (the "2008 Notes") in connection with the Acquisition. The 2008 Notes are guaranteed on an unsecured, senior subordinated basis by Day. The wholly-owned foreign subsidiaries of Day are not guarantors with respect to the 2005 and 2008 Notes and are not anticipated to have any credit arrangements senior to these Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. The following are the supplemental combining condensed balance sheets as of June 30, 1998 and December 31, 1997 and the supplemental combining condensed statements of operations and cash flows for the quarters ended June 30, 1998 and 1997 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of Day ("the Guarantor") are not presented because management has determined that they are not material to investors.

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
June 30, 1998

                                                      DAY               DAY
                                                 International     International    Non Guarantor
                                                  Group, Inc.     Inc. (Guarantor)   Subsidiaries  Eliminations  Consolidated
                                                  -----------     ----------------   ------------  ------------  ------------
ASSETS
------
  Cash & cash equivalents                           $   1,984           $(294)         $2,763                      $  4,453
  Accounts receivable - net                                            11,744           7,516                        19,260
  Inventories                                                          13,526           6,974                        20,500
  Other assets                                                          2,147           1,386                         3,533
                                                    -----------------------------------------------------------------------
      TOTAL CURRENT ASSETS                              1,984          27,123          18,639             --         47,746

  Intercompany                                        252,096              --                      $(252,096)            --
  Property, plant and equipment - net                                  35,975           9,173                        45,148
  Investment in subsidiaries                          (52,321)         25,050                         27,271             --
  Intangible and other assets                                         144,144           5,298                       149,442
                                                    -----------------------------------------------------------------------

TOTAL ASSETS                                        $ 201,759       $ 232,292       $  33,110      $(224,825)      $242,336
                                                    =======================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
  Accounts payable                                                  $   5,918       $   3,254      $     (76)      $  9,096
  Accrued associate related costs
      and other expenses                                                8,258           2,865                        11,123
  Income taxes payable                                                    135           2,309                         2,444
  Interest payable                                  $   4,139                                                         4,139
  Current maturities of long-term debt                  2,961                                                         2,961
                                                    -----------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                         7,100          14,311           8,428            (76)        29,763

  Intercompany                                         (2,440)        254,611            (151)      (252,020)            --
  Long term and
      subordinated long term debt                     249,135                              --                       249,135
  Long term post retirement
       benefits and other                                              14,093           2,760                        16,853
 Exchangeable preferred stock                          34,290                                                        34,290
  TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                (86,326)        (50,723)         22,073         27,271        (87,705)
                                                    -----------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' (DEFICIT) EQUITY                 $ 201,759       $ 232,292       $  33,110      $(224,825)      $242,336
                                                    =======================================================================

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
December 31, 1997

                                              DAY              DAY
                                          International   International   Non Guarantor
                                           Group, Inc.   Inc. (Guarantor)  Subsidiaries  Eliminations  Consolidated
                                           -----------   ----------------  ------------  ------------  ------------
ASSETS
------
  Cash & cash equivalents                   $    596          $(320)           $504                      $   780
  Accounts receivable - net                                  12,215           9,757                       21,972
  Inventories                                                10,637           5,864                       16,501
  Other assets                                                1,936           1,459                        3,395
                                            --------------------------------------------------------------------
      TOTAL CURRENT ASSETS                       596         24,468          17,584             --        42,648

  Intercompany                               130,000                                     $(130,000)           --
  Property, plant and equipment - net                        35,931           8,861                       44,792
  Investment in subsidiaries                  70,337         23,106                        (93,443)           --
  Intangible and other assets                               132,809           5,278                      138,087
                                            --------------------------------------------------------------------

TOTAL ASSETS                                $200,933      $ 216,314       $  31,723      $(223,443)    $ 225,527
                                            ====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Accounts payable                                         $  4,736       $   3,532          $(525)      $ 7,743
  Accrued associate related costs
      and other expenses                                      8,899           4,590                       13,489
  Interest payable                          $    990                             23                        1,013
  Current maturities of long-term debt                                          774                          774
                                            --------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                  990         13,635           8,919           (525)       23,019

  Intercompany                                 8,286        121,217             (28)      (129,475)           --
  Long-term and
      subordinated long-term debt            130,000                            109                      130,109
  Long-term post retirement
       benefits and other                                     9,527           2,683                       12,210
  TOTAL STOCKHOLDERS' EQUITY                  61,657         71,935          20,040        (93,443)       60,189
                                            --------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $200,933      $ 216,314       $  31,723      $(223,443)     $225,527
                                            ====================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Operations
For the quarter ended June 30, 1998

                                                       DAY             DAY
                                                 International,   International,    Non Guarantor
                                                   Group, Inc.   Inc. (Guarantor)    Subsidiaries   Eliminations   Consolidated
                                                   -----------   ----------------    ------------   ------------   ------------
Net sales                                            $    --         $ 33,756         $ 15,335         $(6,178)         $42,913

Cost of goods sold                                                     21,102           11,930          (6,178)          26,854
                                                    ---------------------------------------------------------------------------
        Gross profit                                      --           12,654            3,405               --          16,059

Selling, general and administrative expenses              16            5,270            1,910                            7,196
Amortization of intangibles                                               631               12                              643
Management fees                                                           243                                               243
                                                    ---------------------------------------------------------------------------
        Operating income (loss)                          (16)           6,510            1,483               --           7,977

Other expenses (income):
   Equity in (earnings) of subsidiaries                 (708)            (964)                            1,672              --
   Interest expense                                                     6,920               --                            6,920
   Other expense (income)                                (21)               9              (18)                             (30)
                                                    ---------------------------------------------------------------------------
        Income before income taxes                       713              545            1,501           (1,672)          1,087

Provision for income taxes                                 2             (163)             537               --             376
                                                    ---------------------------------------------------------------------------
        Net income                                  $    711         $    708         $    964          $(1,672)           $711
                                                    ===========================================================================



Day International Group, Inc.
Supplemental Combining Condensed Statement of Operations
For the quarter ended June 30, 1997

                                                       DAY             DAY
                                                 International,   International,    Non Guarantor
                                                   Group, Inc.   Inc. (Guarantor)    Subsidiaries   Eliminations  Consolidated
                                                   -----------   ----------------    ------------   ------------  ------------
Net sales                                            $    --         $ 30,234         $ 15,643          $(5,730)       $40,147

Cost of goods sold                                                     18,232           12,380           (5,730)        24,882
                                                    ---------------------------------------------------------------------------
        Gross profit                                      --           12,002            3,263               --         15,265

Selling, general and administrative expenses              17            5,140            1,965                           7,122
Amortization of intangibles                                               697               12                             709
Management fees                                                           230                                              230
                                                    ---------------------------------------------------------------------------
        Operating income (loss)                          (17)           5,935            1,286               --          7,204

Other expenses (income):
   Equity in earnings of subsidiaries                 (1,882)            (760)                            2,642             --
   Interest expense                                       --            3,957              105                           4,062
   Other (income) expense                                (12)             137              (20)                            105
                                                    ---------------------------------------------------------------------------
        Income (loss) before income taxes              1,877            2,601            1,201           (2,642)         3,037

Provision (benefit) for income taxes                      (2)             719              441                           1,158
                                                    ---------------------------------------------------------------------------
        Net Income (loss)                           $  1,879         $  1,882         $    760          $(2,642)        $1,879
                                                    ===========================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Operations
For the six months ended June 30, 1998

                                                          DAY             DAY
                                                     International,   International,   Non Guarantor
                                                       Group, Inc.   Inc. (Guarantor)  Subsidiaries   Eliminations   Consolidated
                                                       -----------   ----------------  ------------   ------------   ------------
  Net sales                                             $     --        $ 65,710        $ 32,395        $(12,055)        $86,050

  Cost of goods sold                                                      40,590          25,306         (12,055)         53,841
                                                        ------------------------------------------------------------------------
          Gross profit                                        --          25,120           7,089              --          32,209

  Selling, general and administrative expenses                29          10,630           3,890                          14,549
  Compensation and related transaction costs                              18,018              --                          18,018
  Amortization of intangibles                                              1,271              22                           1,293
  Management fees                                                            478                                             478
                                                        ------------------------------------------------------------------------
          Operating income (loss)                            (29)         (5,277)          3,177              --          (2,129)
  Other expenses (income):
     Equity in loss (earnings) of subsidiaries            11,524          (1,944)                         (9,580)             --
     Interest expense                                      2,797          11,174                                          13,971
     Other expense (income)                                  (34)             (3)            217                             180
                                                        ------------------------------------------------------------------------
          (Loss) income before income taxes and
             extraordinary item                          (14,316)        (14,504)          2,960           9,580         (16,280)

  (Benefit) provision for income taxes                    (1,036)         (3,408)          1,016              --          (3,428)
                                                        ------------------------------------------------------------------------
          (Loss) income before extraordinary item        (13,280)        (11,096)          1,944           9,580         (12,852)

  Extraordinary (loss) - net of tax                       (3,124)           (428)                                         (3,552)
                                                        ------------------------------------------------------------------------
          Net (loss) income                             $(16,404)       $(11,524)         $1,944        $  9,580        $(16,404)
                                                        ========================================================================




Day International Group, Inc.
Supplemental Combining Condensed Statement of Operations
For the six months ended June 30, 1997

                                                          DAY             DAY
                                                     International,   International,   Non Guarantor
                                                       Group, Inc.   Inc. (Guarantor)  Subsidiaries   Eliminations   Consolidated
                                                       -----------   ----------------  ------------   ------------   ------------
Net sales                                               $    --       $ 60,598          $ 30,021        $(10,991)       $79,628

Cost of goods sold                                                      36,896            23,501         (10,991)        49,406
                                                        ------------------------------------------------------------------------
        Gross profit                                         --         23,702             6,520              --         30,222

Selling, general and administrative expenses                 27         10,242             3,895                         14,164
Amortization of intangibles                                              1,900                23                          1,923
Management fees                                                            460                --                            460
                                                        ------------------------------------------------------------------------
        Operating income (loss)                             (27)        11,100             2,602              --         13,675

Other expenses (income):
   Equity in earnings of subsidiaries                    (3,454)        (1,534)                            4,988             --
   Interest expense                                          --          7,957               204                          8,161
   Other (income) expense                                   (27)            (6)               12                            (21)
                                                        ------------------------------------------------------------------------
        Income before income taxes                        3,454          4,683             2,386          (4,988)         5,535

Provision (benefit) for income taxes                         --          1,229               852                          2,081
                                                        ------------------------------------------------------------------------
        Net Income                                      $ 3,454       $  3,454          $  1,534        $ (4,988)       $ 3,454
                                                        ========================================================================

Day International Group, Inc.
Supplemental Combining Condensed Statement of Cash Flows
For the six months ended June 30, 1998

                                                               DAY             DAY
                                                          International   International,  Non Guarantor
                                                           Group, Inc.   Inc. (Guarantor)  Subsidiaries Eliminations  Consolidated
                                                           -----------   ----------------  ------------ ------------  ------------
Operating Activities:
Net (loss) income                                           $ (16,404)     $ (11,524)       $  1,944      $ 9,580      $(16,404)
  Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Extraordinary loss on early extinguishment of debt         3,124            428                                      3,552
     Depreciation and amortization                                             5,627             790                      6,417
     Deferred income taxes                                                    (4,447)                                    (4,447)
     Non-cash charge related to stock option awards                            8,585                                      8,585
     Equity in loss (earnings) of subsidiaries                 11,524         (1,944)                      (9,580)           --
     Changes in operating assets and liabilities                3,149         (2,234)          1,217          341         2,473
                                                            --------------------------------------------------------------------
Net cash provided by (used in) operating activities             1,393         (5,509)          3,951          341           176

Investing Activities:
  Capital expenditures                                                        (1,951)         (1,028)                    (2,979)
  Other                                                                           --              --                         --
                                                            --------------------------------------------------------------------
Net cash provided by (used in) investing activities                --         (1,951)         (1,028)          --        (2,979)

Financing Activities:
     Proceeds from issuance of 2008 Notes                     111,134                                                   111,134
     Proceeds from issuance of exchangeable
        preferred stock                                        32,986                                                    32,986
     Proceeds from issuance of common stock                       189                                                       189
     Proceeds from issuance of term loan                       40,000                                                    40,000
     Contributions from shareholders                            4,573                                                     4,573
     Repayment of existing credit facility                    (30,000)                          (902)                   (30,902)
     Repayment of bridge loan                                (140,000)                                                 (140,000)
     Payment of consent fee                                    (6,500)                                                   (6,500)
     Payment of deferred financing fees                        (2,742)                                                   (2,742)
     Payments on the term loan                                 (2,500)                            --                     (2,500)
                                                            --------------------------------------------------------------------
Net cash provided by (used in) financing activities             7,140             --            (902)          --         6,238

Intercompany transfers                                         (7,145)         7,486              --         (341)           --
Effects of exchange rates on cash                                                                238                        238
                                                            --------------------------------------------------------------------
Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents          1,388             26           2,259           --         3,673
  Cash and cash equivalents at beginning of period                596           (320)            504                        780
                                                            --------------------------------------------------------------------
  Cash and cash equivalents at end of period                $   1,984      $    (294)       $  2,763      $    --      $  4,453
                                                            ====================================================================

 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Cash Flows
 For the six months ended June 30, 1997

                                                               DAY            DAY
                                                          International  International,  Non Guarantor
                                                           Group, Inc.  Inc. (Guarantor) Subsidiaries  Eliminations  Consolidated
                                                           -----------  ---------------- -------------  ------------  ------------
 Operating Activities:
 Net Income                                                  $ 3,454        $ 3,454        $ 1,534       $(4,988)        $3,454
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                           5,772            789                        6,561
      Equity in earning of subsidiaries                       (3,454)        (1,534)                       4,988             --
      Changes in operating assets and liabilities               (112)        (3,299)           386          (217)        (3,242)
                                                             -------------------------------------------------------------------
 Net cash provided by (used in) operating activities            (112)         4,393          2,709          (217)         6,773
 Investing Activities:
   Capital expenditures                                                      (1,606)        (1,146)                      (2,752)
   Other                                                                      2,619             --             --         2,619
                                                             -------------------------------------------------------------------
 Net cash (used in) provided by investing activities              --          1,013         (1,146)           --           (133)

 Financing Activities:
   Net payments on revolving credit facility                  (5,000)                         (385)                      (5,385)
                                                             -------------------------------------------------------------------
 Net cash used in financing activities                        (5,000)            --           (385)           --         (5,385)

 Intercompany transfers                                        5,593         (4,927)          (883)          217             --
 Effects of exchange rates on cash                                                            (172)                        (172)
                                                             -------------------------------------------------------------------
 Cash and Cash Equivalents:
   Net increase in cash and cash equivalents                     481            479            123            --          1,083
   Cash and cash equivalents at beginning of period            2,756           (698)         3,375                        5,433
                                                             -------------------------------------------------------------------
   Cash and cash equivalents at end of period                $ 3,237        $  (219)       $ 3,498       $    --        $ 6,516
                                                             ===================================================================


G. RECENTLY ISSUED ACCOUNTING STANDARD - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." Under the Statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivatives fair value will be recognized currently in earnings unless specific hedge criteria are met.

Day will be required to adopt this standard for its fiscal 2000 financial statements. Based on current hedging activities, Day does not anticipate this standard to have a material effect on its financial statements.

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

                                                    Three Months                            Six Months
                                                    ------------                            ----------
                                                    Ended June 30                          Ended June 30
                                                    -------------                          -------------
                                               1998                1997              1998                1997
                                               ----                ----              ----                ----
                                            $         %        $        %        $          %          $        %
                                           ---       ---      ---      ---      ---        ---        ---      ---
Net sales.............................    42.9     100.0     40.1     100.0     86.1      100.0      79.6     100.0
Costs of goods sold...................    26.9      62.7     24.9      62.1     53.9       62.6      49.4      62.1
Gross profit..........................    16.0      37.3     15.2      37.9     32.2       37.4      30.2      37.9
SG&A..................................     7.2      16.8      7.1      17.7     14.5       16.8      14.2      17.8
Compensation and related
     transaction costs................                                          18.0       20.9
Amortization of intangibles...........     0.6       1.4      0.7       1.7      1.3        1.5       1.9       2.4
Management Fees.......................     0.2       0.5      0.2       0.5      0.5        0.6       0.5       0.6
Operating income......................     8.0      18.6      7.2      18.0     (2.1)      (2.4)     13.7      17.2

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net sales increased to $42.9 million for the three months ended June 30, 1998 from $40.1 million for the comparable period in 1997, an increase of $2.8 million or 7.0%. Sales volumes increased by $3.1 million or 7.7% offset by the effect of foreign currency translation of $0.3 million or 0.7%. Image Transfer's sales increased to $34.6 million for the three months ended June 30, 1998 from $31.1 million for the comparable period in 1997, an increase of $3.5 million or 11.3%. The increase was mainly a result of higher sales of tubular sleeves and increased demand for the Company's existing products in the US and Europe. Foreign currency translation reduced Image Transfer's revenue by $0.3 million or 1.0%. Textiles' sales were $8.3 million for the three months ended June 30, 1998 compared to $9.0 million for the comparable period in 1997, a decrease of $0.7 million or 7.8%. The lower sales were primarily in the European markets where the strong British pound compared to the other European currencies unfavorably impacted pricing, however, in US dollars, foreign currency translation had no material impact on Textile's sales this quarter.

Gross profit increased $0.8 million to $16.0 million for the three months ended June 30, 1998 from $15.2 million for the three months ended June 30, 1997. As a percentage of net sales, gross profit decreased to 37.3% for the three months ended June 30, 1998 from 37.9% for the comparable period in 1997. Foreign currency translation reduced gross profit $0.1 million. Gross profit increased by $1.1 million as a result of higher sales volumes offset by higher material usage costs and manufacturing and development costs. Higher material component costs, as a percent of sales, were primarily a result of product mix and end market mix changes combined with slightly lower yields from production.

SG&A increased to $7.2 million for the three months ended June 30, 1998 from $7.1 million for the comparable period in 1997, an increase of $0.1 million or 1.4%. In the quarter ended June 30, 1998, foreign currency translation decreased SG&A by $0.1 million. As a percentage of net sales, SG&A decreased to 16.8% from 17.7%.

Amortization of intangibles remained constant at $0.6 million for the three months ended June 30, 1998 compared with $0.7 million for the comparable period in 1997.

Operating income increased to $8.0 million for the three months ended June 30, 1998 from $7.2 million for the comparable period in 1997, an increase of $0.8 million or 11.1%. As a percentage of net sales, operating income increased to 18.6% for the three months ended June 30, 1998 from 18.0% for the comparable period in 1997.

The effective tax rate for the second quarter of 1998 was 34.6% compared to 38.1% for the second quarter of 1997. The lower effective tax rate in 1998 is mainly a result of changes in the locations where European profits were generated with more of the profits being generated in markets with lower tax rates.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net sales increased to $86.1 million for the six months ended June 30, 1998 from $79.6 million for the comparable period in 1997, an increase of $6.5 million or 8.2%. Sales volumes for the six months ended June 30, 1998, were $7.4 million or 9.3% higher than the same period in 1997. Foreign currency translation reduced sales by $0.9 million for the six months ended June 30, 1998 compared to the same period a year ago. Image Transfer's sales increased to $68.7 million for the six months ended June 30, 1998 from $62.2 million for the comparable period in 1997, an increase of $6.5 million or 10.5%. Image Transfer's sales increased as a result of modest price increases in certain markets, higher sales of tubular sleeves, and increased demand for the Company's existing products in the US and Europe. The impact of foreign currency translation reduced Image Transfer's sales by $0.8 million or 1.3% in the first half of 1998 compared to the same period a year ago. Textiles' sales were $17.3 million for the six months ended June 30, 1998 compared to $17.5 million for the comparable period in 1997; a decrease of $0.2 million or 1.1%. Foreign currency translation accounted for $0.1 million of the decrease.

Gross profit increased $2.0 million to $32.2 million for the six months ended June 30, 1998 from $30.2 million for the six months ended June 30, 1997. As a percentage of net sales, gross profit decreased to 37.4% for the six months ended June 30, 1998 from 37.9% for the same period of

1997. Gross profit was positively impacted by productivity enhancements and higher sales volumes, particularly sales of Image Transfer products. Gross profit decreased $0.2 million as a result of foreign currency translation. Gross profit increased by $2.4 million as a result of higher sales volumes offset by higher material usage costs and manufacturing and development costs. Higher material component costs, as a percent of sales, were primarily a result of product mix and end market mix changes combined with slightly lower yields from production.

SG&A increased to $14.5 million for the six months ended June 30, 1998 from $14.2 million for the comparable period in 1997, an increase of $0.3 million or 2.1%. The impact of foreign currency translation reduced SG&A by $0.2 million. As a percentage of net sales, SG&A decreased to 16.8% from 17.8%.

Amortization of intangibles decreased to $1.3 million for the six months ended June 30, 1998 from $1.9 million for the comparable period in 1997, a decrease of $0.6 million as a result of certain employment agreements becoming fully amortized in the first six months of 1997.

Compensation and related acquisition costs include $8.6 million as a result of changes in the Company's stock option plan, $8.4 million related to amounts payable under certain management employment agreements and $1.0 million of expenses associated with obtaining the Consent. All of these items arose out of the Acquisition and related transactions.

Operating income, excluding the compensation and related acquisition costs, increased to $15.9 million for the six months ended June 30, 1998 from $13.7 million for the comparable period in 1997, an increase of $2.2 million or 16.1%. As a percentage of net sales, operating income (excluding the compensation and related acquisition costs) increased to 18.5% for the three months ended June 30, 1998 from 17.2% for the comparable period in 1997.

The effective tax rate, including the effect of the extraordinary item, for the first half of 1998 was a benefit of 26.1% compared to an expense of 37.6% for the first half of 1997. The lower income tax benefit percentage in 1998 compared to the income tax expense percentage in 1997 is mainly a result of the establishment of a deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry large amounts of inventory and finance receivables.

Cash Flows From Operating Activities. Cash flows provided by operations for the six months ended June 30, 1998 were $0.2 million compared to cash flows provided by operations of $6.8 million for the six months ended June 30, 1997. For the six months ended June 30, 1998, cash flows from operations were adversely impacted by $9.5 million of compensation and related transaction costs associated with the Acquisition and $5.2 million of pre-tax extraordinary losses related to the early extinguishment of debt in connection with the Acquisition. Working capital provided $2.5 million of cash in the first six months of 1998 mainly through a reduction in accounts receivable balances. Cash flows from operations in 1997 were impacted by a $3.2 million increase in working capital, primarily due to increases in accounts receivable balances related to increased sales offset by an increase in accrued liabilities.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment were $5.1 million, $5.2 million and $3.6 million for 1997, 1996 and 1995, respectively. The Company believes that historical capital spending levels should be sufficient to maintain its market position. The Company expects to fund its annual capital expenditures of $7.0 million to $9.0 million over the next several years from cash flow from operations. Capital expenditures were $3.0 million for the six months ended June 30, 1998 compared to $2.8 million for the same period in 1997. In the first six months of 1997, $1.5 million was received from Flint Ink Corporation as an adjustment to the David M purchase price and a $1.1 million note receivable was collected.

Cash Flows From Financing Activities. In January 1998, the Company entered into a $60 million Senior Secured Credit Facility, concurrent with the Acquisition. The facility consists of a $40 million Term Loan and a $20 million Revolving Credit Facility. The Term Loan is repayable as follows: $2.0 million in 1998; $5.0 million in 1999; $8.0 million in 2000; $11.0 million in 2001 and $14.0 million in 2002. Prepayments on the Term Loan are applied first to the next two quarterly installments and then spread equally to the remaining quarterly installments. During the six months ended June 30, 1998, the Company made $2.5 million in payments on the Term Loan and an additional $1.5 million was repaid on July 1, 1998. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries (currently, only Day), as well as 65% of the stock of each foreign subsidiary. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). The proceeds from the Term Loan were used to repay the Company's then existing US Credit Facility and to pay certain of the expenses associated with the Acquisition. As of June 30, 1998, there were no amounts outstanding under the Revolving Credit Facility and the Company had approximately $19.5 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

Also, during the six months ended June 30, 1998, the Company paid the holders of the existing 2005 Notes a $6.5 million Consent Fee so as to permit the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock. The Consent also allowed the Company to assume the $140.0 million Bridge Loan of its new majority shareholder and to make certain other changes to the Indenture governing the 2005 Notes. The proceeds from the issuance of the $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. The Company also received a capital contribution of $9.1 million from its majority shareholder in the six months ended June 30, 1998 which was used to pay certain financing fees and expenses.

As a result of the additional debt incurred by the Company in conjunction with the Acquisition, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $252.5 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $36.2 million. In comparison, the Company's outstanding indebtedness at December 31, 1997 was $130.9 million.

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

    a.  No report on Form 8-K was filed during the quarter ended June 30, 1998.
    b.  Exhibits:

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

                                               Day International Group, Inc.
                                               -----------------------------
                                                      (Registrant)

  Date:  July  31, 1998                        /s/ DAVID B. FREIMUTH
                                               ---------------------
                                               David B. Freimuth
                                               Vice President and
                                                 Chief Financial Officer