Form 10-Q
period 1998-09-30
DAY INTERNATIONAL GROUP INC
filed 1998-10-30
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998
      -------------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to ................


Commission File Number 33-93644
                       --------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             31-1436 349
       ------------                                         ---------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
incorporation or organization)

  130 West Second Street, Dayton, Ohio                         45402-0338
  ------------------------------------                         ----------
(Address of principal executive offices)                       (zip code)


         (937) 224-4000
---------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of October 27, 1998 was 20,940.5

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                           Pages
                                                                           -----

Part I:  Financial Information

         Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets as of September 30, 1998
             and December 31, 1997                                                           3

             Condensed Consolidated Statements of Operations for the three months
             ended September 30, 1998 and 1997                                               4

             Condensed Consolidated Statements of Operations for the nine months
             ended September 30, 1998 and 1997                                               5

             Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1998 and 1997                                               6

             Notes to Condensed Consolidated Financial Statements                          7 - 15

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             16 - 21

Part II:  Other Information

         Item 1 - Legal Proceedings                                                          22

         Item 6 - Exhibits and Reports on Form 8-K                                           22

         Signature                                                                           22

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                          DAY INTERNATIONAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    SEPTEMBER 30,     DECEMBER 31,
              ASSETS                                                   1998              1997
                                                                       ----              ----

Cash and cash equivalents                                           $     602         $     780
Accounts receivable, net of allowance                                  22,064            21,972
Inventories                                                            18,635            16,501
Prepaid expenses and other current assets                               1,821             1,457
Deferred tax assets                                                     1,607             1,938
                                                                    ---------         ---------
              Total current assets                                     44,729            42,648

Property, plant and equipment, net                                     46,370            44,792
Goodwill and other intangibles                                        142,947           136,722
Deferred tax assets                                                     2,509                 -
Other assets                                                            1,250             1,365
                                                                    ---------         ---------
              Total assets                                          $ 237,805         $ 225,527
                                                                    =========         =========

              LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accounts payable                                                    $   7,420         $   7,743
Accrued associate - related costs and other expenses                   10,806            11,871
Income taxes payable                                                    1,362             1,618
Interest payable                                                        4,180             1,013
Current maturities of long-term debt                                    1,127               774
                                                                    ---------         ---------
              Total current liabilities                                24,895            23,019

Long-term and subordinated long-term debt                             247,479           130,109
Deferred tax liabilities                                                1,425             5,688
Other long term liabilities                                            15,538             6,522

Commitments and contingencies                                               -                 -
                                                                    ---------         ---------
              Total liabilities                                       289,337           165,338
                                                                    ---------         ---------

Exchangeable preferred stock                                           35,442                 -
                                                                    ---------         ---------

Stockholders' (deficit) equity:
    Common stock                                                            -                 1
    Additional paid in capital                                              -            51,959
    Contra-equity associated with the assumption of
      majority shareholder's bridge loan                              (78,273)                -
    Retained (deficit) earnings                                        (7,804)            9,697
    Foreign currency translation adjustment                              (897)           (1,468)
                                                                    ---------         ---------
              Total stockholders' (deficit) equity                    (86,974)           60,189
                                                                    ---------         ---------
        Total liabilities and stockholders' (deficit) equity        $ 237,805         $ 225,527
                                                                    =========         =========

See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (IN THOUSANDS)


                                                                            1998             1997
                                                                            ----             ----

Net sales                                                                 $ 46,466         $ 42,406
                                                                          --------         --------
Costs of goods sold                                                         29,206           26,203
                                                                          --------         --------

Gross profit                                                                17,260           16,203
Selling, general and administrative
   expenses                                                                  7,146            7,147
Amortization of intangibles                                                    641              704
 Management fees                                                               244              230
                                                                          --------         --------

Operating income                                                             9,229            8,122
Interest expense (including amortization of debt discount and
    deferred financing costs of $576 - 1998 and $241 - 1997)                 6,743            3,972
Other (income) expense                                                         216              638
                                                                          --------         --------

Income before income taxes                                                   2,270            3,512
Provision for income taxes                                                     916            1,233
                                                                          --------         --------

Net income                                                                   1,354         $  2,279
                                                                                           ========

Preferred stock dividends                                                   (1,110)

Amortization of preferred stock issuance costs                                 (42)
                                                                          --------

Net income available to common shareholders                               $    202
                                                                          ========

    See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (IN THOUSANDS)


                                                                                          1998              1997
                                                                                          ----              ----

Net sales                                                                              $ 132,516         $ 122,034
Costs of goods sold                                                                       83,047            75,609
                                                                                       ---------         ---------

Gross profit                                                                              49,469            46,425
Selling, general and administrative
    expenses                                                                              21,695            21,311
Compensation and related transaction costs                                                18,018
Amortization of intangibles                                                                1,934             2,627
 Management fees                                                                             722               690
                                                                                       ---------         ---------

Operating income                                                                           7,100            21,797
Interest expense (including amortization of debt discount and
    deferred financing costs of $1,448 - 1998 and $724 - 1997)                            20,714            12,133
Other (income) expense                                                                       396               617
                                                                                       ---------         ---------

(Loss) income before income taxes and extraordinary items                                (14,010)            9,047
(Benefit) provision for income taxes                                                      (2,512)            3,314
                                                                                       ---------         ---------

(Loss) income before extraordinary items                                                 (11,498)            5,733

Extraordinary losses on early extinguishment
  of debt (net of tax benefit of $2,368)                                                   3,552                 -
                                                                                       ---------         ---------

Net (loss) income                                                                        (15,050)        $   5,733
                                                                                                         =========

Preferred stock dividends                                                                 (2,365)

Amortization of preferred stock issuance costs                                               (91)
                                                                                       ---------


Net (loss) income available to common shareholders                                     $ (17,506)
                                                                                       =========

     See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (IN THOUSANDS)


                                                                        1998               1997
                                                                        ----               ----
OPERATING ACTIVITIES
      Net (loss) income                                              $ (15,050)        $   5,733
      Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
           Extraordinary loss on early extinguishment of debt            3,552
           Depreciation and amortization                                 9,754             9,627
           Deferred income taxes                                        (3,765)
           Non-cash charge related to stock option awards                8,585
           Changes in operating assets and liabilities                  (1,196)             (609)
                                                                     ---------         ---------
           Net cash provided by operating activities                     1,880            14,751
                                                                     ---------         ---------

INVESTING ACTIVITIES
      Capital expenditures                                              (5,383)           (3,897)
      Other                                                                  -             2,619
                                                                     ---------         ---------
           Net cash used in investing activities                        (5,383)           (1,278)
                                                                     ---------         ---------

FINANCING ACTIVITIES
      Proceeds from issuance of 2008 notes                             111,134
      Proceeds from issuance of exchangeable preferred stock            32,986
      Proceeds from issuance of term loan                               40,000
      Contributions from shareholders                                    4,573
      Proceeds from issuance of common stock                               230               120
      Repayment of existing credit facility                            (30,902)
      Repayment of bridge loan                                        (140,000)
      Payment of consent fee                                            (6,500)
      Payment of deferred financing fees                                (2,742)
      Payments on term loan                                             (8,000)
      Net borrowings (payments) on revolving credit facility             2,000           (18,206)
                                                                     ---------         ---------
           Net cash used in financing activities                         2,779           (18,086)
                                                                     ---------         ---------

      Effects of exchange rates on cash                                    546              (156)
                                                                     ---------         ---------

CASH AND CASH EQUIVALENTS:
      Net increase (decrease) in cash and cash equivalents                (178)           (4,769)
      Cash and cash equivalents at beginning of period                     780             5,433
                                                                     ---------         ---------
      Cash and cash equivalents at end of period                     $     602         $     664
                                                                     =========         =========

NON CASH TRANSACTIONS
      Assumption of bridge loan                                      $ 140,000
                                                                     =========
      Preferred stock dividend                                       $   2,365
                                                                     =========
      Amortization of preferred stock discount                       $      91
                                                                     =========

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

The following summarizes the changes in stockholders' (deficit) equity for the nine months ended September 30, 1998:

(dollars in thousands)

                                                                                                            FOREIGN
                                          COMMON SHARES       ADDITIONAL                    RETAINED        CURRENCY
                                          -------------        PAID-IN        CONTRA        EARNINGS       TRANSLATION
                                        SHARES     AMOUNT      CAPITAL        EQUITY        (DEFICIT)      ADJUSTMENT
                                        ------     ------      -------        ------        ---------      ----------
Balance at December 31, 1997           51,655.5     $  1     $ 51,959       $      -       $  9,697         $(1,468)

Net loss                                                                                    (15,050)

Preferred stock dividends                                                                    (2,365)

Amortization of preferred
    stock discount                                                                              (91)

Capital contribution from                                       9,103
  stockholders

Assumption of bridge loan                                     (61,497)        (78,503)

Stock options exercised                   142.5                   434

Reduction of common shares            (30,914.5)      (1)           1

Issuance of common shares                  57                                     230

Foreign currency
    translation adjustment                 -          -            -               -             -              571
                                       ---------    ----     -------        --------       --------         -------

Balance at September 30, 1998          20,940.5     $ -      $      -       $ (78,273)     $ (7,809)        $  (897)
                                       =========    ====     ========       ==========     =========        ========


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

C. COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. The only item affecting comprehensive income (loss) other than the Company's net (loss) income was the foreign currency translation adjustment of $483 and $(185), respectively, for the three months ended September 30, 1998 and 1997 and $571 and $(944), respectively, for the nine months ended September 30, 1998 and 1997. As a result, comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was $1,837 and $2,094, respectively. Comprehensive income (loss) for the nine months ended September 30, 1998 and 1997 was $(14,479) and $4,789, respectively.

D. INVENTORIES - The components of inventories are as follows:




                                   September 30,         December 31,
                                       1998                  1997
                                       ----                  ----
Finished goods                       $10,338               $ 8,917
Work-in-process                        4,378                 4,164
Raw materials                          3,919                 3,420
                                     -------               -------

     Total                           $18,635               $16,501
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

F. SUPPLEMENTAL CONSOLIDATING INFORMATION - In April 1995, the Company purchased Day International, Inc. ("Day"). This acquisition (the "Day Acquisition") was financed through equity, term and revolving credit facilities and the issuance of the 2005 Notes. In connection with the Day Acquisition, Day became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day) and provided a full, unconditional and joint and several guarantee, on an unsecured basis, of the 2005 Notes. As described in footnote B, in March 1998 the Company issued $115 million of Senior Subordinated Notes (the "2008 Notes") in connection with the Acquisition. The 2008 Notes are guaranteed on an unsecured, senior subordinated basis by Day. The wholly-owned foreign subsidiaries of Day are not guarantors with respect to the 2005 and 2008 Notes and are not anticipated to have any credit arrangements senior to these Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. The following are the supplemental combining condensed balance sheets as of September 30, 1998 and December 31, 1997 and the supplemental combining condensed statements of operations and cash flows for the three and nine months ended September 30, 1998 and 1997 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of Day ("the Guarantor") are not presented because management has determined that they are not material to investors.

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
September 30, 1998

                                                     DAY            DAY
                                                 International  International    Non Guarantor
                                                 Group, Inc.    Inc. (Guarantor)  Subsidiaries   Eliminations Consolidated
                                                 -----------    ----------------  ------------   ------------ ------------
ASSETS
  Cash & cash equivalents                           $     441       $    (827)       $    988                  $     602
  Accounts receivable - net                                            14,053           8,011                     22,064
  Inventories                                                          12,051           6,584                     18,635
  Other assets                                                          1,867           1,561                      3,428
                                                 ------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                441          27,144          17,144            -        44,729

  Intercompany                                        248,606               -                    $(248,606)            -
  Property, plant and equipment - net                                  36,568           9,802                     46,370
  Investment in subsidiaries                          (50,959)         25,323                       25,636             -
  Intangible and other assets                                         141,414           5,292                    146,706
                                                 ------------------------------------------------------------------------

TOTAL ASSETS                                        $ 198,088       $ 230,449        $ 32,238    $(222,970)    $ 237,805
                                                 ========================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
  Accounts payable                                                  $   4,212        $  3,521    $    (313)    $   7,420
  Accrued associate related costs
      and other expenses                            $      23           7,955           2,828                     10,806
  Income taxes payable                                                    112           1,250                      1,362
  Interest payable                                      4,180                                                      4,180
  Current maturities of long-term debt                  1,127                                                      1,127
                                                 ------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                         5,330          12,279           7,599         (313)       24,895

  Intercompany                                         (4,081)        253,351            (977)    (248,293)            -
  Long term and
      subordinated long term debt                     247,479                               -                    247,479
  Long term post retirement
       benefits and other                                              14,175           2,788                     16,963
 Exchangeable preferred stock                          35,442                                                     35,442
  TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                (86,082)        (49,356)         22,828       25,636       (86,974)
                                                 ------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' (DEFICIT) EQUITY                 $ 198,088       $ 230,449        $ 32,238    $(222,970)    $ 237,805
                                                 ========================================================================

Day International Group, Inc.
Supplemental Combining Condensed Balance Sheet
December 31, 1997

                                                     DAY            DAY
                                                 International  International    Non Guarantor
                                                 Group, Inc.    Inc. (Guarantor)  Subsidiaries   Eliminations Consolidated
                                                 -----------    ----------------  ------------   ------------ ------------
ASSETS
  Cash & cash equivalents                           $     596       $    (320)       $    504                  $     780
  Accounts receivable - net                                            12,215           9,757                     21,972
  Inventories                                                          10,637           5,864                     16,501
  Other assets                                                          1,936           1,459                      3,395
                                                 ------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                596          24,468          17,584            -        42,648

  Intercompany                                        130,000                                    $(130,000)            -
  Property, plant and equipment - net                                  35,931           8,861                     44,792
  Investment in subsidiaries                           70,337          23,106                      (93,443)            -
  Intangible and other assets                                         132,809           5,278                    138,087
                                                 ------------------------------------------------------------------------

TOTAL ASSETS                                        $ 200,933       $ 216,314        $ 31,723    $(223,443)    $ 225,527
                                                 ========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                                  $   4,736        $  3,532    $    (525)    $   7,743
  Accrued associate related costs
      and other expenses                                                8,899           4,590                     13,489
  Interest payable                                  $     990                              23                      1,013
  Current maturities of long-term debt                                                    774                        774
                                                 ------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                           990          13,635           8,919         (525)       23,019

  Intercompany                                          8,286         121,217             (28)    (129,475)            -
  Long-term and
      subordinated long-term debt                     130,000                             109                    130,109
  Long-term post retirement
       benefits and other                                               9,527           2,683                     12,210
  TOTAL STOCKHOLDERS' EQUITY                           61,657          71,935          20,040      (93,443)       60,189
                                                 ------------------------------------------------------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                           $ 200,933       $ 216,314        $ 31,723    $(223,443)    $ 225,527
                                                 ========================================================================

 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Operations
 For the quarter ended September 30, 1998


                                                       DAY             DAY
                                                 International,   International,   Non Guarantor
                                                  Group, Inc.     Inc. (Guarantor) Subsidiaries   Eliminations Consolidated
                                                  -----------     ---------------- ------------   ------------ ------------
   Net sales                                           $     -        $ 37,034       $ 14,422     $ (4,990)     $ 46,466

   Cost of goods sold                                                   22,358         11,838       (4,990)       29,206
                                                 ------------------------------------------------------------------------

           Gross profit                                      -          14,676          2,584            -        17,260

   Selling, general and administrative expenses             18           5,233          1,895                      7,146
   Amortization of intangibles                                             629             12                        641
   Management fees                                                         244                                       244
                                                 ------------------------------------------------------------------------

           Operating income (loss)                         (18)          8,570            677            -         9,229

   Other expenses (income):
      Equity in (earnings) of subsidiaries              (1,362)           (273)                      1,635             -
      Interest expense                                                   6,743              -                      6,743
      Other expense (income)                                (5)             42            179                        216
                                                 ------------------------------------------------------------------------

           Income before income taxes                    1,349           2,058            498       (1,635)        2,270

   Provision for income taxes                               (5)            696            225            -           916
                                                 ------------------------------------------------------------------------

           Net income                                  $ 1,354        $  1,362       $    273     $ (1,635)     $  1,354
                                                 ========================================================================


 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Operations
 For the quarter ended September 30, 1997

                                                       DAY             DAY
                                                 International,   International,   Non Guarantor
                                                  Group, Inc.     Inc. (Guarantor) Subsidiaries   Eliminations Consolidated
                                                  -----------     ---------------- ------------   ------------ ------------
   Net sales                                           $     -        $ 32,928       $ 15,126     $ (5,648)     $ 42,406

   Cost of goods sold                                                   19,873         11,978       (5,648)       26,203
                                                 ------------------------------------------------------------------------

           Gross profit                                      -          13,055          3,148            -        16,203

   Selling, general and administrative expenses             12           5,319          1,816                      7,147
   Amortization of intangibles                                             693             11                        704
   Management fees                                                         230                                       230
                                                 ------------------------------------------------------------------------

           Operating income (loss)                         (12)          6,813          1,321            -         8,122

   Other expenses (income):
      Equity in earnings of subsidiaries                (2,284)           (848)                      3,132             -
      Interest expense                                       -           3,893             79                      3,972
      Other (income) expense                                (4)            568             74                        638
                                                 ------------------------------------------------------------------------

           Income (loss) before income taxes             2,276           3,200          1,168       (3,132)        3,512

   Provision (benefit) for income taxes                     (3)            916            320                      1,233
                                                 ------------------------------------------------------------------------

           Net Income (loss)                           $ 2,279        $  2,284       $    848     $ (3,132)     $  2,279
                                                 ========================================================================

 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Operations
 For the nine months ended September 30, 1998


                                                        DAY             DAY
                                                   International,  International,  Non Guarantor
                                                    Group, Inc.   Inc. (Guarantor) Subsidiaries  Eliminations  Consolidated
                                                    -----------   ---------------- ------------  ------------  ------------
   Net sales                                         $       -       $ 102,744       $ 46,817    $ (17,045)    $ 132,516

   Cost of goods sold                                                   62,948         37,144      (17,045)       83,047
                                                 ------------------------------------------------------------------------

           Gross profit                                      -          39,796          9,673            -        49,469

   Selling, general and administrative expenses             47          15,863          5,785                     21,695
   Compensation and related transaction costs                           18,018              -                     18,018
   Amortization of intangibles                                           1,900             34                      1,934
   Management fees                                                         722                                       722
                                                 ------------------------------------------------------------------------

           Operating income (loss)                         (47)          3,293          3,854            -         7,100

   Other expenses (income):
      Equity in loss (earnings) of subsidiaries         10,162          (2,217)                     (7,945)            -
      Interest expense                                   2,797          17,917                                    20,714
      Other expense (income)                               (39)             39            396                        396
                                                 ------------------------------------------------------------------------

           (Loss) income before income taxes and
              extraordinary item                       (12,967)        (12,446)         3,458        7,945       (14,010)

   (Benefit) provision for income taxes                 (1,041)         (2,712)         1,241            -        (2,512)
                                                 ------------------------------------------------------------------------

           (Loss) income before extraordinary item     (11,926)         (9,734)         2,217        7,945       (11,498)

   Extraordinary (loss) - net of tax                    (3,124)           (428)                                   (3,552)
                                                 ------------------------------------------------------------------------

           Net (loss) income                         $ (15,050)      $ (10,162)      $  2,217    $   7,945     $ (15,050)
                                                 ========================================================================




 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Operations
 For the nine months ended September 30, 1998

                                                        DAY             DAY
                                                   International,  International,  Non Guarantor
                                                    Group, Inc.   Inc. (Guarantor) Subsidiaries  Eliminations  Consolidated
                                                    -----------   -----------------------------  ------------  ------------
   Net sales                                         $       -       $  93,526       $ 45,147    $ (16,639)    $ 122,034

   Cost of goods sold                                                   56,769         35,479      (16,639)       75,609
                                                 ------------------------------------------------------------------------

           Gross profit                                      -          36,757          9,668            -        46,425

   Selling, general and administrative expenses             39          15,561          5,711                     21,311
   Amortization of intangibles                                           2,593             34                      2,627
   Management fees                                                         690              -                        690
                                                 ------------------------------------------------------------------------

           Operating income (loss)                         (39)         17,913          3,923            -        21,797

   Other expenses (income):
      Equity in earnings of subsidiaries                (5,738)         (2,382)                      8,120             -
      Interest expense                                       -          11,850            283                     12,133
      Other (income) expense                               (31)            562             86                        617
                                                 ------------------------------------------------------------------------

           Income before income taxes                    5,730           7,883          3,554       (8,120)        9,047

   Provision (benefit) for income taxes                     (3)          2,145          1,172                      3,314
                                                 ------------------------------------------------------------------------

           Net Income                                $   5,733       $   5,738       $  2,382    $  (8,120)    $   5,733
                                                 ========================================================================

 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Cash Flows
 For the nine months ended September 30, 1998


                                                               DAY              DAY
                                                          International     International, Non Guarantor
                                                            Group, Inc.   Inc. (Guarantor)  Subsidiaries Eliminations Consolidated
                                                            -----------   ----------------  ------------ ------------ ------------
 Operating Activities:
 Net (loss) income                                          $ (15,050)      $ (10,162)       $ 2,217      $ 7,945     $ (15,050)
   Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
      Extraordinary loss on early extinguishment of debt        3,124             428                                     3,552
      Depreciation and amortization                                             8,568          1,186                      9,754
      Deferred income taxes                                                    (3,765)                                   (3,765)
      Non-cash charge related to stock option awards                            8,585                                     8,585
      Equity in loss (earnings) of subsidiaries                10,162          (2,217)                     (7,945)            -
      Changes in operating assets and liabilities               3,214          (4,683)           479         (206)       (1,196)
                                                         -----------------------------------------------------------------------

 Net cash provided by (used in) operating activities            1,450          (3,246)         3,882         (206)        1,880

 Investing Activities:
   Capital expenditures                                                        (3,486)        (1,897)                    (5,383)
   Other                                                                            -              -                          -
                                                         -----------------------------------------------------------------------

 Net cash provided by (used in) investing activities                -          (3,486)        (1,897)           -        (5,383)

 Financing Activities:
      Proceeds from issuance of 2008 Notes                    111,134                                                   111,134
      Proceeds from issuance of exchangeable preferred stock   32,986                                                    32,986
      Proceeds from issuance of common stock                      230                                                       230
      Proceeds from issuance of term loan                      40,000                                                    40,000
      Contributions from shareholders                           4,573                                                     4,573
      Repayment of existing credit facility                   (30,000)                          (902)                   (30,902)
      Repayment of bridge loan                               (140,000)                                                 (140,000)
      Payment of consent fee                                   (6,500)                                                   (6,500)
      Payment of deferred financing fees                       (2,742)                                                   (2,742)
      Payments on the term loan                                (6,000)                             -                     (6,000)
                                                         -----------------------------------------------------------------------

 Net cash provided by (used in) financing activities            3,681               -           (902)           -         2,779

 Intercompany transfers                                        (5,286)          6,225         (1,145)         206             -
 Effects of exchange rates on cash                                                               546                        546
                                                         -----------------------------------------------------------------------

 Cash and Cash Equivalents:
   Net increase (decrease) in cash and cash equivalents          (155)           (507)           484            -          (178)
   Cash and cash equivalents at beginning of period               596            (320)           504                        780
                                                         -----------------------------------------------------------------------
   Cash and cash equivalents at end of period               $     441       $    (827)       $   988      $     -     $     602
                                                         =======================================================================

 Day International Group, Inc.
 Supplemental Combining Condensed Statement of Cash Flows
 For the nine months ended September 30, 1997


                                                            DAY            DAY
                                                       International   International,   Non Guarantor
                                                       Group, Inc.    Inc. (Guarantor)  Subsidiaries  Eliminations  Consolidated
                                                       -----------    ----------------  ------------  ------------  ------------
 Operating Activities:
 Net Income                                                $ 5,733         $ 5,738         $ 2,382    $ (8,120)      $  5,733
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                          8,444           1,183                      9,627
      Equity in earning of subsidiaries                     (5,738)         (2,382)                      8,120              -
      Changes in operating assets and liabilities            2,681          (3,337)           (282)        329           (609)
                                                      ------------------------------------------------------------------------

 Net cash provided by (used in) operating activities         2,676           8,463           3,283         329         14,751

 Investing Activities:
   Capital expenditures                                                     (2,542)         (1,355)                    (3,897)
   Other                                                                     2,619               -           -          2,619
                                                      ------------------------------------------------------------------------

 Net cash (used in) provided by investing activities             -              77          (1,355)          -         (1,278)

 Financing Activities:
   Net payments on revolving credit facility               (16,000)                         (2,206)                   (18,206)
 Sale of common shares                                         120                                                        120
                                                      ------------------------------------------------------------------------

 Net cash used in financing activities                     (15,880)              -          (2,206)          -        (18,086)

 Intercompany transfers                                     11,029         (10,661)            (39)       (329)             -
 Dividends                                                                   1,250          (1,250)                         -
 Effects of exchange rates on cash                                                            (156)                      (156)
                                                      ------------------------------------------------------------------------

 Cash and Cash Equivalents:
   Net increase in cash and cash equivalents                (2,175)           (871)         (1,723)          -         (4,769)
   Cash and cash equivalents at beginning of period          2,757            (726)          3,402                      5,433
                                                      ------------------------------------------------------------------------
   Cash and cash equivalents at end of period              $   582         $(1,597)        $ 1,679    $      -       $    664
                                                      ========================================================================

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


                                                     Three Months                          Nine Months
                                                     ------------                          -----------
                                                 Ended September 30                     Ended September 30
                                                 ------------------                     ------------------
                                                1998                1997              1998                 1997
                                                ----                ----              ----                 ----
                                             $        %         $        %        $         %        $        %
                                         ------     -----     -----    -----   ------     -----    -----     ----
Net sales................................  46.5     100.0      42.4    100.0    132.5     100.0    122.0     100.0
Costs of goods sold......................  29.2      62.8      26.2     61.8     83.0      62.6     75.6      62.0
Gross profit.............................  17.3      37.2      16.2     38.2     49.5      37.4     46.4      38.0
SG&A.....................................   7.1      15.3       7.1     16.7     21.7      16.4     21.3      17.5
Compensation and related
     transaction costs...................                                        18.0      13.6
Amortization of intangibles..............   0.6       1.3       0.7      1.7      1.9       1.4      2.6       2.1
Management Fees..........................   0.2       0.4       0.2      0.5      0.7       0.5      0.7       0.6
Operating income.........................   9.2      19.8       8.1     19.1      7.1       5.4     21.8      17.9


COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net sales increased to $46.5 million for the three months ended September 30, 1998 from $42.4 million for the comparable period in 1997, an increase of $4.1 million or 9.7%. The increased net sales was entirely attributed to sales volumes as foreign currency translation had no impact on sales for the three months ended September 30, 1998 compared to the same period a year ago. Image Transfer sales increased to $38.2 million for the three months ended September 30, 1998 from $34.3 million for the comparable period in 1997, an increase of $3.9 million or 11.4%. Image Transfer sales increased as a result of increased demand for the Company's existing products in the U.S. and most of the export markets, offset by slightly lower sales in Europe and Mexico. Also, tubular sleeves sales have continued to increase as additional presses that utilize this technology are installed. Textiles sales were $8.3 million for the three months ended September 30, 1998 compared to $8.1 million for the comparable period in 1997, an increase of $0.2 million or 2.5% mainly as a result of slightly higher sales in the US and Europe offset by lower sales to the Latin America and Pacific Rim markets. Foreign currency translation had no significant impact on Textiles sales this quarter.

Gross profit increased $1.1 million to $17.3 million for the three months ended September 30, 1998 from $16.2 million for the three months ended September 30, 1997. As a percentage of net sales, gross profit decreased to 37.2% for the three months ended September 30, 1998 from 38.2% for the comparable period in 1997. Gross Profit increased by $1.6 million as a result of increased sales volumes offset by higher material usage and higher manufacturing costs of $0.5 million. The higher material usage as a percent of sales was primarily a result of changes in product mix and end market mix changes combined with lower production yields at the Longwood, Florida facility. Foreign currency translation had no significant impact on gross profit for the quarter.

SG&A remained constant at $7.1 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. As a percentage of net sales, SG&A decreased to 15.3% from 16.7%, mainly as a result of improved cost controls in all markets.

Amortization of intangibles remained relatively constant at $0.6 million for the three months September 30, 1998 compared to $0.7 million for the same period in 1997.

Operating income increased to $9.2 million for the three months ended September 30, 1998 from $8.1 million for the comparable period in 1997, an increase of $1.1 million or 13.6%. As a percentage of net sales, operating income increased to 19.8% for the three months ended September 30, 1998 from 19.1% for the comparable period in 1997.

The effective tax rate for the third quarter of 1998 was 40.4% compared to 35.1% for the third quarter of 1997. The effective tax rate in 1998 is higher than the federal statutory rate mainly because of the provision for state and local taxes in the US and certain non-deductible foreign currency losses in Mexico. The effective tax rate in 1997 was slightly higher than the federal statutory rate as a result of the provision for state and local taxes in the US offset by lower European tax rates as a result of European profits being generated in markets with lower effective tax rates.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net sales increased to $132.5 million for the nine months ended September 30, 1998 from $122.0 million for the comparable period in 1997, an increase of $10.5 million or 8.6%. For the nine months ended September 30, 1998, sales volumes were $11.4 million or 9.3% higher offset by the impact of foreign currency translation which reduced sales by $0.9 million or 0.7%. Image Transfer sales increased to $106.9 million for the nine months ended September 30, 1998 from $96.4 million for the comparable period in 1997, an increase of $10.5 million or 10.9%. The impact of foreign currency translation reduced Image Transfer sales by $0.8 million or 0.7% in nine months ended September 30, 1998 compared to the same period a year ago. Image Transfer sales increased as a result of increased demand for the Company's existing products in the U.S., most of the export markets and Europe, offset by slightly lower sales in Mexico. Also, tubular sleeves sales have continued to increase as additional presses that utilize this technology are installed. Textiles sales were $25.6 million for the nine months ended September 30, 1998 and 1997. Textiles sales were slightly higher in the US and Europe offset by lower sales to the Latin America and Pacific Rim markets in 1998 compared to 1997. Foreign currency translation had no significant impact on Textiles sales for the nine months ended September 30, 1998 compared to the same period in 1997.

Gross profit increased $3.1 million to $49.5 million for the nine months ended September 30, 1998 from $46.4 million for the nine months ended September 30, 1997. As a percentage of net sales, gross profit decreased to 37.4% for the nine months ended September 30, 1998 from 38.0% for the same period of 1997. Gross profit was positively impacted by productivity enhancements and higher sales volumes, particularly sales of Image Transfer products. Gross Profit increased by $4.0 million as a result of increased sales volumes offset by higher material usage and higher manufacturing costs of $0.6 million. The higher material usage as a percent of sales was primarily a result of changes in product mix and end market mix changes combined with lower production yields at the Longwood, Florida facility. Gross profit decreased $0.3 million due to foreign currency translation.

SG&A increased to $21.7 million for the nine months ended September 30, 1998 from $21.3 million for the comparable period in 1997, an increase of $0.4 million or 1.9%. As a percentage of net sales, SG&A decreased to 16.4% from 17.5%.

Compensation and related acquisition costs include $8.6 million as a result of changes in the Company's stock option plan, $8.4 million related to amounts payable under certain management employment agreements and $1.0 million of expenses associated with obtaining the Consent. All of these items arose out of the Acquisition and related transactions.

Amortization of intangibles decreased to $1.9 million for the nine months September 30, 1998 from $2.6 million for the comparable period in 1997, a decrease of $0.7 million as a result of certain employment agreements becoming fully amortized in the first nine months of 1997.

Operating income, excluding the compensation and related acquisition costs, increased to $25.1 million for the nine months ended September 30, 1998 from $21.8 million for the comparable period in 1997, an increase of $3.3 million or 15.1%. As a percentage of net sales, operating income (excluding the compensation and related acquisition costs) increased to 18.9% for the nine months ended September 30, 1998 from 17.9% for the comparable period in 1997.

The effective tax rate, including the effect of the extraordinary item, for the first nine months of 1998 was a benefit of 24.5% compared to an expense of 36.6% for the first nine months of 1997. The lower income tax benefit percentage in 1998 compared to the income tax expense percentage in 1997 is mainly a result of the establishment of a deferred tax valuation allowance in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry large amounts of inventory and finance receivables.

Cash Flows From Operating Activities. Cash flows provided by operations for the nine months ended September 30, 1998 were $1.9 million compared to $14.8 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, cash flows from operations were adversely impacted by $9.5 million of compensation and related transaction costs associated with the Acquisition and $4.7 million of additional cash interest paid as a result of the additional debt incurred as a result of the Acquisition. Working capital used $1.2 million of cash in the first nine months of 1998 mainly as a result of increased inventory levels. Cash flows from operations in 1997 were impacted by a $0.6 million increase in working capital, primarily due to increases in accounts receivable balances related to increased sales offset by an increase in accrued interest payable.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment were $5.1 million, $5.2 million and $3.6 million for 1997, 1996 and 1995, respectively. The Company believes that historical capital spending levels should be sufficient to maintain its market position. The Company expects to fund its annual capital expenditures of $7.0 million to $9.0 million over the next several years from cash flow from operations. Capital expenditures were $5.4 million for the nine months ended September 30, 1998 compared to $3.9 million for the same period in 1997. In the first nine months of 1997, $1.5 million was received from Flint Ink Corporation as an adjustment to the David M purchase price and a $1.1 million note receivable was collected.

Cash Flows From Financing Activities. In January 1998, the Company entered into a $60 million Senior Secured Credit Facility, concurrent with the Acquisition. The facility consists of a $40 million Term Loan and a $20 million Revolving Credit Facility. The Term Loan is repayable as follows: $2.0 million in 1998; $5.0 million in 1999; $8.0 million in 2000; $11.0 million in 2001 and $14.0 million in 2002. Prepayments on the Term Loan are applied first to the next two quarterly installments and then spread equally to the remaining quarterly installments. During the nine months ended September 30, 1998, the Company made $8.0 million in payments on the Term Loan and had $2.0 million outstanding on the revolver at September 30, 1998 which has subsequently been repaid. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries (currently, only Day), as well as 65% of the stock of each foreign subsidiary. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). The proceeds from the Term Loan were used to repay the Company's then existing US Credit Facility and to pay certain of the expenses associated with the Acquisition. As of September 30, 1998, $2.0 million was outstanding under the Revolving Credit Facility and the Company had approximately $17.5 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

Also, during the nine months ended September 30, 1998, the Company paid the holders of the existing 2005 Notes a $6.5 million Consent Fee so as to permit the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock. The Consent also allowed the Company to assume the $140.0 million Bridge Loan of its new majority shareholder and to make certain other changes to the Indenture governing the 2005 Notes. The proceeds from the issuance of the $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. The Company also received a capital contribution of $9.1 million from its majority shareholder in the nine months ended September 30, 1998 which was used to pay certain financing fees and expenses.

As a result of the additional debt incurred by the Company in conjunction with the Acquisition, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $248.6 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $37.4 million. In comparison, the Company's outstanding indebtedness at December 31, 1997 was $130.9 million.

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

The Company's ability to pay principal and interest on the Notes and dividends on the Exchangeable Preferred Stock and to satisfy its other debt obligations, including its debt obligations under the 2005 Notes and 2008 Notes, will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility (which is subject to borrowing base limitations) or a successor facility. The Company anticipates that its operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company's cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal and interest on its indebtedness, including the Senior Secured Credit Facility, the 2005 Notes and the 2008 Notes, for the payment of periodic cash dividends on the Exchangeable Preferred Stock, for any redemption of the Exchangeable Preferred Stock for cash, or if the Exchange Debentures have been issued, the payment of principal of or cash interest on the Exchange Debentures. If the Company's cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company's debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms, or if implemented, would be successful or would permit the Company to meet its debt service obligations.

Year 2000. The Company is continuing to make progress in its efforts to identify and rectify all potential Year 2000 problems related to its business systems, manufacturing equipment, vendors and customers. Upgrades to the Company's business system have commenced and are anticipated to be completed and tested by the end of the second quarter of 1999. A complete inventory of all equipment (manufacturing and otherwise) has been completed and communication with the manufacturers of the equipment has commenced to determine whether the equipment is Year 2000 compliant. Letters have been sent to all significant vendors and customers requesting them to confirm the status of their Year 2000 projects. The Company does not anticipate the costs of rectifying all potential Year 2000 problems to be material.

Due to the nature of the Company's products, processes, customers and vendors, the Company does not anticipate any material impact on the results of operations, liquidity or financial condition as a result of Year 2000 issues.

The Company anticipates completion of its Year 2000 project by the end of the second quarter of 1999, including the development of a contingency plan to handle the most reasonably likely worst case scenarios.

Euro. The Company plans to accept orders in the Euro and make payments in the Euro effective January 1, 1999. Business systems upgrades that will allow for transactions in the Euro are currently being installed at the Company's European facilities and will be completed and tested before the end of the year. Customers and suppliers are being contacted indicating our ability to transact business in the Euro on January 1, 1999 and price lists are being modified accordingly. The Company does not anticipate any material impact to its revenues, expenses or results of operations as a result of the adoption of the Euro.

                          DAY INTERNATIONAL GROUP, INC.
                           Part II: Other Information

Item 1. Legal Proceedings - None

Item 6. Exhibits and Reports on Form 8-K

        a. No report on Form 8-K was filed during the quarter ended September 30, 1998.
        b.   Exhibits:

             27   Financial Data Schedule




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Day International Group, Inc.
                                                -----------------------------
                                                         (Registrant)

Date: October  27, 1998                         /s/ David B. Freimuth
      -----------------                         ---------------------
                                                David B. Freimuth
                                                Vice President and
                                                Chief Financial Officer