Form 10-K405
period 1998-12-31
DAY INTERNATIONAL GROUP INC
filed 1999-04-01
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1998

                   COMMISSION FILE NO. 33-93644 AND 333-51839

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

Securities Registered Pursuant to Section 12 (g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      X       No
                                      -----------     -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At the close of business on March 29, 1999:
         Number of shares of Common Stock outstanding                23,298
         Aggregate market value of the Company's voting
           stock held by non-affiliates                                 $ 0

DOCUMENTS INCORPORATED BY REFERENCE - None.

Except as otherwise stated or unless the context otherwise requires, references to the "Company" include Day International Group, Inc., a Delaware corporation which is the Registrant, and each of its subsidiaries. The Company's address is P.O. Box 338, 130 West Second Street, Dayton, Ohio 45401-0338, and its telephone number is (937) 224-4000.

Except as otherwise stated, the information contained in this report is given as of December 31, 1998, the end of the Company's last fiscal year.

SAFE HARBOR STATEMENT; INDUSTRY DATA

Certain information contained in this report, particularly information regarding future economic performance and finances, plans and objectives of management, are forward-looking statements within the meaning of the Securities Act of 1933. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the effect of leverage, including the limitations imposed by the Company's various debt instruments; risk related to significant operations in foreign countries; competition in the Company's markets; the timely development and market acceptance of new products; the impact of competitive products and pricing; the effect of changing general and industry specific economic conditions; the impact of environmental regulations; Year 2000 compliance by the Company and third parties with whom the Company does business; and the potential for technology obsolescence.

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

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

The Company is one of the world's leading producers of precision engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and fiber handling products for the textile industry. The Company's printing components division ("Image Transfer") is the world's largest designer, manufacturer and marketer of high-quality printing blankets and sleeves for use in offset printing. The Company estimates that in 1998 it had the number one market share in printing blankets and sleeves in North America and worldwide. The Company's textiles component division ("Textiles") is one of the largest U.S. manufacturers and marketers of precision engineered rubber cots, aprons and other fabricated rubber fiber handling components sold to textile yarn spinners worldwide. In 1998, Image Transfer and Textiles contributed 81% and 19%, respectively, of the Company's total sales.

On January 16, 1998, affiliates of Greenwich Street Capital Partners, Inc. and SG Capital Partners LLC acquired substantially all of the common stock of the Company for approximately $206 million (the "Acquisition"), with the Company's management retaining the balance of the common stock. In conjunction with the Acquisition, the Company entered into a $60 million Senior Secured Credit Facility consisting of a $40 million Term Loan and a $20 million Revolving Credit Facility. Proceeds from the Term Loan were used to repay the Company's then existing Credit Facility and to pay certain acquisition related fees and expenses.

On March 18, 1998, the Company successfully completed a Consent Solicitation (the "Consent") with respect to its $100.0 million Senior Subordinated Notes which are due in 2005 (the "2005 Notes"). The Consent permitted the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes (the "Senior Subordinated Notes") and $35.0 million of 12 1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"). The Consent also allowed the Company to assume a $140.0 million Bridge Loan (the "Bridge Loan") incurred by its majority shareholder in connection with the Acquisition, and effected certain other changes to the Indenture governing the 2005 Notes, including the elimination of the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company. As consideration for the Consent, the Company paid a Consent fee of $65 for every $1,000 of notes held. Immediately following the consent, the Company issued the Senior Subordinated Notes and the Exchangeable Preferred Stock. The Exchangeable Preferred Stock is due in 2010 and has a liquidation preference of $1,000 per share. Dividends on the Exchangeable Preferred Stock are cumulative, and are payable by the Company quarterly, in arrears on March 15, June 15, September 15 and December 15 of each year. On or before March 15, 2003, the Company may, at its option, pay dividends in cash or in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, dividends may be paid in cash only. Subject to certain restrictions, the Company may, at its option, exchange all shares of the Exchangeable Preferred Stock then outstanding for 12 1/4% Subordinated Exchange Debentures due 2010 (the "Exchange Debentures"). The proceeds from the issuance of the $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. Expenses associated with obtaining the Consent were approximately $1.0 million. As a result of the repayment of the Bridge Loan, $5.2 million of deferred financing fees and expenses were also written off as an extraordinary item. The Acquisition does not require a change in the Company's historical basis of accounting since the Company's 2005 Notes remained outstanding following the Acquisition.

Effective December 31, 1998, the Company acquired Rotec Hulsensysteme GmbH ("Rotec"). Rotec is a world leader in sleeve technology, producing a wide array of sleeves and rollers used in the flexographic printing process. Rotec was founded in 1990. Its headquarters and main production facility are located in Ahaus-Ottenstein, Germany, with a second manufacturing facility in Chrastava, Czech Republic. Rotec gained industry prominence in 1993 with the introduction of the compressible sleeve, a product innovation enabling flexo printers to achieve higher levels of print quality. The Company expects to operate Rotec as a stand alone business unit.

GENERAL

Printing blankets are highly engineered products manufactured to narrow tolerances and precise specifications. They are composed of multiple layers of fabric, rubber and adhesives which determine performance features on the printing press and overall quality of the printing job. Printing sleeves are highly engineered "tubular" blankets which operate at speeds 20% to 30% faster than those of standard presses. Blankets and sleeves accept ink from cylindrical printing plates and transfer it to a broad range of paper stocks and other substrates. Blankets and sleeves are a major determinant of the quality of the image resolution and consistency of the printed material, as they are required to perform consistently over a broad range of press speeds and printing pressures with a wide variety of papers, inks and other chemicals. Blankets and sleeves are consumable and are replaced at regular intervals depending on the process used and printing requirements. Due to the importance of blankets and sleeves in determining the overall quality of the printing job, and because their cost typically represents less than 1% of the cost of the printed page, price is a secondary factor in the end-user's purchase decision.

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

The Company, through its Textiles division, also manufactures highly engineered rubber rollers known as cots and flexible belts known as aprons for utilization in yarn spinning machinery. Cots and aprons are used to draw and twist fibers into yarn. Industry reports characterize the United States as the most technologically advanced producer of textile products in the world. As a result of continuing technological improvements in automated high-speed spinning frames, customers are demanding cots and aprons of higher quality and greater flexibility to meet their specialized needs and are willing to pay a premium for cots and aprons that meet these standards. The Company is known throughout the world as a leader in technological innovation and quality and has the broadest line of cots and aprons and related products of any domestic manufacturer.


IMAGE TRANSFER

  Industry

Press manufacturers have continually invested in research and development to introduce improved presses that are more efficient by operating at faster run speeds, offering enhanced flexibility and reducing setup time in an effort to maintain offset printing's technological and cost advantages. Industry sources estimate that annual sales of new offset presses were approximately $10 billion in 1998, with a 20 year average life expectancy of each press. The Heidelberg Web Press, Inc. M-3000 press technology is an example of the next generation of offset printing presses which have increased the maximum web speed to 3,000 feet of paper per minute versus the industry norm of 2,000 feet of paper per minute.

In addition to lowering costs, offset printers are constantly striving to improve the quality of their printed product. The cost of the printing blankets and sleeves represents less than 1% of the overall cost of the printed page, but they are critical to the quality of the product and the efficiency of the printing press. Factors most critical to the printer are the image resolution, which is achievable with a particular printing blanket or sleeve; the consistency of the printing output over long printing runs; the number of images that can be printed by the printing blanket or sleeve over its useful life relative to its cost; and the ability of the printing blanket or sleeve to operate within prescribed parameters utilizing a variety of substrates, inks and chemicals. As a result, high-quality blankets and sleeves will continue to be important in achieving maximum press performance by both the new and the existing installed equipment.

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

Digital technology is being used to image the offset plate for existing and new offset presses in place of the traditional film-based imaging method. The principal benefit of these methods is the elimination of certain pre-press activities involving the preparation of film and plates. Within the next ten years, it is expected that the percentage of plates which are digitally imaged will increase to 80%. This shift in technology will have a positive impact on the offset process through improved print quality, reduced set-up times, and shorter run length capability. These advances will benefit the Company because a transfer medium, such as a printing blanket or sleeve, between the plate and the substrate will continue to be required. In conjunction with the companies working on these new printing machine technologies, the Company is developing blankets, sleeves and belts to address the strong demand generated by digital enhancements to the offset process.


Flexographic printing uses a raised image flexible plate on a cylinder or replaceable sleeve, which permits printing on a variety of substrates such as plastic, paper and cardboard and generally results in the image being transferred to be of high quality. As measured by the value of image transfer products sold, the current size of this market is estimated at approximately $50 million and is forecasted to grow at an annual rate of 6% to 8%. This process is primarily associated with the packaging market but is also used for catalogs and periodicals. The flexible plates are used on many short run repeat jobs, and are therefore taken on and off the press several times a month. Many flexographic printers produce thousands of different images, and each of the images requires its own plate which may be mounted on a cylinder or a replaceable carrier sleeve. The Company intends to focus on providing the replaceable carrier sleeves which are standard equipment on flexographic presses through the acquisition of Rotec.

Products

The Company offers a full line of high-quality, name brand printing blankets and sleeves to both web-fed (continuous roll) and sheet-fed (individual sheet) offset printers under the "Day" and "David M" brands. The Company's printing blankets and sleeves are used to print magazines, advertising material, business forms, packaging, newspapers and other printed material. As a result of the superior quality, reliability and value of the Company's printing blankets and sleeves and its customer service, the Company is able to command premium prices for its products.

 The Company's leading printing blankets are the 9500 dayGraphica(R), 4000 dayGraphica(R), 3000 Patriot(R), 3610 dayGraphica(R), 8500 AccuDot(R), QuantaLith(R) Gold and QuantaLith(R) Blue lines which produce high-quality images, particularly on high-speed printing presses. The dayGraphica(R) product, introduced in 1986 and utilizing improved surface characteristics resulting in enhanced print quality, represented the most significant industry-wide product advancement in compressible printing blankets in over ten years. The 4000 dayGraphica(R) was introduced in 1997. The 3000 Patriot(R) line was introduced in 1992 to address customer demands for a more versatile and durable high volume product adaptable to changes in the chemicals used in the printing process. In 1995, the Company introduced the 3500 Discovery(R), the next generation of the Patriot(R), which is a premium-priced, more durable product. The 8500 AccuDot(R) line is a line of general purpose printing blankets. In addition to its traditional line of printing blankets, the Company is one of three global licensees to manufacture tubular, seamless printing sleeves for use on Heidelberg Web Press, Inc.'s "gapless" webpresses, the next generation of high-speed presses. "David M" products are principally sold to small and medium-sized printers, packaging companies and other specialty printers.

Products for digital printing are still principally under development and are not yet produced on a commercial basis. In addition, the Company is evaluating the production of other prototypes for new short-run color printing processes.

The Rotec acquisition brings to the Company a world leader in sleeve technology. Rotec manufactures a wide array of sleeves used in the flexographic printing process. Rotec gained industry prominence in 1993 with the introduction of the compressible sleeve, a product innovation enabling flexo printers to achieve higher levels of print quality. The base technology for the flexographic sleeve has the potential for use in other printing segments as well (e.g., gravure and offset), which may expand the market segments for sleeve technology.

Image Transfer also manufactures and sells two lines of specialty products consisting of (i) pre-inked porous rolls for use in business machines, automated bank teller machines, ticket machines and credit card imprinters and (ii) cast urethane mats used by the box board corrugating industry as a backing material in cutting operations. The Company also offers printing accessories such as fountain solutions, washes, cylinder packing papers and aluminum bars for mounting blankets onto press cylinders to its customers.

  Sales and Distribution

Image Transfer has adopted an integrated approach to product development, marketing, sales and distribution. This division's sales professionals in the United States have strong customer relationships and superior technical expertise. The international sales force includes sales professionals in Australia, Canada, France, Germany, Hong Kong, Italy, Mexico, Japan, Russia and the United Kingdom.

Image Transfer's sales force calls directly on all of the leading end-users in their markets and promotes the quality and technical features of the Company's products to pressroom foremen, purchasing agents, plant managers and press operators who then order the Company's products from an authorized value-added dealer. These dealers, known as converters, typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. In addition, the sales and technical associates work directly with large end-users to identify the printing blankets and sleeves that best suit that printer's particular needs and formulate solutions to complex printing problems. In 1998, approximately 96% of sales of printing blankets and sleeves were made through value-added converters and dealers whose efforts are supported by the Company's sales and technical professionals.

The Company distributes its blankets through over 40 U.S. and 70 international converters who buy printing blanket rolls, cut pieces (blankets) to customized orders, store inventory and hold receivables. The sales force works closely with converters and dealers, through joint calling efforts on end-users and training programs. The Company believes that it has one of the most effective networks of converters and dealers in the industry.

TEXTILES

  Industry

Yarn spinning machinery uses a combination of rollers (cots) and flexible belts (aprons) to draw and twist fibers into yarn in a process known as drafting. Large spinning mills (mills with over 50,000 spindles) typically require 200,000 cots and aprons (two cots and two aprons per spindle) to equip the spinning frames. Yarn manufacturers require a wide range of cot and apron sizes and constructions to handle cotton, synthetic and blended fibers. Cots and aprons are differentiated by mill conditions, machine types and original equipment manufacturer ("OEM") specifications. The type and quality of cots and aprons impact yarn quality, while product life and performance are impacted by surface finish, lap resistance, the ability to withstand ozone exposure, fiber chemicals, wear and physical deformation.

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

  Sales and Distribution

The Company believes that the quality, technical proficiency and experience of its Textiles sales force distinguishes its marketing efforts from those of any other competitor. Textiles' sales professionals have extensive knowledge of the spinning and weaving process. The sales force markets its products directly to end-users, primarily textile mills, and OEMs.

In 1997, the Company signed a collaborative technology and marketing agreement with Coimbatore Cots and Coatings, a division of Lakshmi Machine Works in India. The Company receives royalties for products sold in the Indian market that use the Company's technology. In addition, the Company has exclusive worldwide distribution rights for products manufactured by Coimbatore Cots and Coatings that use the Company's technology.

RAW MATERIALS

Rubber polymers are a key component in most of the Company's products. Various fabrics, combined with rubber, represented over 40% of all raw materials purchases in each of 1998 and 1997. Raw material purchases accounted for approximately 50% of cost of goods sold for the Company's products during the same period. The Company purchases its raw material requirements from a number of suppliers on a purchase order basis, and the Company believes that there are sufficient sources of supply for the foreseeable future.

RESEARCH AND DEVELOPMENT

The Company's research & development staff consists of approximately 25 full-time associates. These associates are focused on current product and process improvement efforts, as well as development of new consumables for future image transfer processes. The Company's active patents have been important to its existing product line, and increased emphasis is being placed on new product technologies. Active efforts to obtain additional patents are underway on a variety of technologies, including certain system patents. The Company's recent acquisition, Rotec, will be examined for trademarks and patentable efforts as the Company develops its US and worldwide products for the Flexo industry.

In addition to its extensive patent and trademark portfolio, the Company has a variety of working agreements with key partners in the image transfer business. These agreements, the creation of an Advanced Development Center for consumables, and other efforts with OEM companies should stimulate proprietary processes and additional patent applications. The material impact of these efforts will be mostly reflected in future years revenues associated with the launch and support of new image transfer equipment.

COMPETITION

The Company competes with a number of manufacturers in the printing and textiles components industries, with the main competitive factors being quality, performance and service. While the Company competes with a number of manufacturers of offset printing blankets and sleeves, the principal competitors of Image Transfer are Reeves International, Inc.
("Reeves") and Polyfibron Technologies, Inc. ("Polyfibron").

In Textiles, the Company's principal competitor is Armstrong World Industries Inc. ("Armstrong"). Textiles also competes with other smaller manufacturers, such as Premtec, Inc., Hokushin Corporation, Yamauchi and Berkol AG (Switzerland).

INTERNATIONAL OPERATIONS

The Company's principal international manufacturing facility is located in Dundee, Scotland, which produces products for both Image Transfer and Textiles. As a result of increases in capacity and productivity enhancements in its US facilities, the Company ceased manufacturing at its facility in Lerma, Mexico in December 1998. The facility will continue to serve the Mexican market as a warehouse and distribution operation. As a result, a non-recurring charge of $0.3 million was recorded in 1998 for charges related to severance, inventory write-offs, etc. in Mexico. In addition, the Company maintains sales and distribution facilities in England, France, Germany, Hong Kong, Italy and Russia.

Rotec's main production facility and headquarters are located in Ahaus-Ottenstein, Germany, with a second manufacturing facility located in Chrastava, Czech Republic.

The Company manufactures and markets its products worldwide through several foreign subsidiaries and independent agents. The Company's worldwide operations are subject to the risks normally associated with international operations including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges, and the modification or introduction of other governmental policies with potentially adverse effects.

Approximately 40% of the Company's 1998 sales were derived from products sold outside the United States. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt.

ENVIRONMENTAL MATTERS

The Company's facilities in the United States are subject to Federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Dundee, Scotland facility is subject to United Kingdom and local environmental requirements, as well as the environmental requirements promulgated by the European Union. The Company's facility in Lerma, Mexico is subject to Mexican environmental requirements. Rotec's facilities in Ahaus-Ottenstein, Germany, and Chrastava, Czech Republic are subject to German and Czech environmental requirements. The Company has made, and will continue to make, expenditures to comply with current and future environmental requirements. Environmental requirements are becoming increasingly stringent, and therefore the Company's expenditures for environmental compliance may increase in the future.

Based on environmental assessments conducted by independent environmental consultants in connection with the Acquisition and with the acquisition of Rotec, except as otherwise stated herein, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of toluene and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

New rules to be promulgated under the 1990 amendments to the Federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's U.S. facilities. Because the applicable requirements are not scheduled to be promulgated until 2000, it is difficult to estimate the costs of any additional controls that might be required with any certainty. The Company currently believes that the total capital expenditures to install additional control equipment at these facilities are not likely to exceed $2.5 million. Although such requirements are not required to be promulgated before 2000, the Company began installing the necessary equipment in 1998 to mitigate future spending requirements resulting from the Clean Air Act and anticipates completion of these projects in 1999.

Solvent air emissions from the Dundee, Scotland facility have periodically exceeded the regulatory limit for such emissions, and in 1997 the Company began to initiate a plan for air controls and install a solvent recovery system in order to control the solvent emissions and comply with the regulatory limit. The Company believes that capital expenditures for such equipment will total approximately $1.5 million and will be completed in 1999. The Dundee facility has also had instances of non-compliance with wastewater discharge requirements, though the Company believes that it is now in compliance with such requirements.

Cadillac Plastics Group, Inc ("CPG"), the former parent of the Company, and a wholly-owned subsidiary of M.A. Hanna Company ("Hanna"), is a party to a July 25, 1988 Consent Decree with the Michigan Department of Natural Resources with regard to contamination at the Company's Three Rivers, Michigan facility. CPG installed a groundwater remediation system at the facility in 1989, and is required to operate such system until certain cleanup levels are achieved (currently expected to take seven to ten more years). As of December 31, 1998, the Company had recorded accruals of approximately $800,000 to reflect future costs associated with this cleanup and, based on the reports of its independent consultants, the Company believes that such accruals are adequate. CPG has indemnified the Company for such costs and the Company expects to be reimbursed after amounts are expended.

The Asheville, North Carolina facility has had some instances of exceeding the zinc limit for wastewater discharged to the local publicly-owned treatment works, due in part, the Company believes, to the very high levels of zinc in the city provided water. As a result of past onsite release and disposal of hazardous materials, the Asheville, North Carolina facility has been placed on the CERCLIS list and the North Carolina Inactive Hazardous Sites Inventory, although the Company has been informed that the CERCLIS listing for the Asheville facility includes a designation of "No Further Remedial Action Planned."

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

ASSOCIATES

The Company currently employs approximately 970 full-time associates worldwide, of which approximately 620 are employed in the United States and Canada. The Company's associates in Dundee, Scotland are represented by a labor union which has entered into a collective bargaining agreement with the Company, which agreement expires on January 1, 2001. None of the Company's U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate's total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

                                  RISK FACTORS

Current and prospective investors should carefully consider the following factors in addition to the other information set forth in this Report relating to the Notes, Senior Subordinated Notes and Exchangeable Preferred Stock.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

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

Approximately 40% in 1998 and 39% in 1997 of the Company's sales were derived from products sold outside the United States. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks Associated with International Operations."

IMPACT OF SIGNIFICANT COMPETITION

The Company's primary competitors are Reeves International, Inc. ("Reeves") and Polyfibron Technologies, Inc. ("Polyfibron") in Image Transfer, and Armstrong World Industries Inc. ("Armstrong") in Textiles. Some of the Company's competitors may have greater financial and other resources than the Company and may consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.

ENVIRONMENTAL MATTERS

The Company is subject to a broad range of Federal, state, local and foreign environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and /or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. The Company believes that its operations are in compliance with environmental requirements, except as would not be expected to have a material adverse effect on the Company or as otherwise stated herein. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of toluene and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, which costs could be material. New rules to be promulgated under the Federal Clean Air Act by the year 2000 may require the Company to make capital expenditures; the Company estimates that such capital expenditures could total approximately $2.5 million, which the Company began incurring in 1998 rather than waiting until 2000. In addition, in connection with the AIP Acquisition, M.A. Hanna Company ("Hanna") and its wholly-owned subsidiary, Cadillac Plastics Group, Inc. ("CPG"), the former parent of the Company, agreed to maintain ongoing responsibility for and indemnify the Company with respect to certain violations of environmental laws and regulations relating to the period before the AIP Acquisition. If Hanna and CPG are unable to honor their obligations, the Company would likely be responsible for such matters and the cost of addressing them could be material. See "Business -- Environmental Matters."

IMPACT OF TECHNOLOGICAL CHANGE

Nearly all Image Transfer sales are generated by products designed for use on offset presses. Flexographic and digital, two other printing processes, are currently used primarily in short-run, lower speed applications. It is generally expected that the demand for these processes will grow rapidly and that they will be used for an increasing amount of printing jobs. If these other technologies develop so that they compete effectively with offset printing in the high-speed, long-run segment of the printing industry, and such technologies are widely adopted, the business of Image Transfer could be adversely affected. There can be no assurance that the Company will be able to effectively develop products for these technologies or to maintain its market leadership if such processes replace offset printing to any significant extent. The Company recognizes the growth potential of alternative technologies and is actively seeking to capitalize on opportunities presented by these processes by being an industry leader in the development of printing blankets, sleeves and belts for those processes. The Company has taken steps to address this risk through its acquisition of Rotec in December 1998

RELIANCE ON MATERIAL CUSTOMER

Sales made to National Offset Blanket ("National Offset"), a major U.S. converter, accounted for approximately 12% of the Company's sales in 1998 and 11% in 1997. The Company's sales to National Offset are not governed by a written contract between the parties. In the event that National Offset was to significantly reduce or terminate its purchases of blankets and sleeves from the Company, the Company's financial condition or results of operations could be adversely affected. The Company has not received any indication that National Offset intends to discontinue or otherwise substantially reduce its relationship with the Company.

YEAR  2000 COMPLIANCE

While the Company's computer and information systems are able to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years, the Company has formed a task force to address all year 2000 issues and is in the process of evaluating and correcting all year 2000 issues. The initial assessment indicates that the Company does not have a significant year 2000 issue, and management believes that the cost of addressing its year 2000 issues will not be material. The Company believes it will be able to achieve year 2000 compliance by the end of 1999, and does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance, although no assurance to such effect can be given. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

DEPENDENCE ON KEY PERSONNEL

The success of the Company depends in large part on the Company's senior management and its ability to attract and retain other highly qualified management personnel. There can be no assurance that the Company will be successful in hiring or retaining key personnel. The Company has entered into employment agreements with certain of its senior managers.

SUBSTANTIAL LEVERAGE AND  DEBT SERVICE OBLIGATIONS

As a result of the Offerings and the other transactions, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $257.5 million (including the Notes) and the aggregate liquidation preference of the Exchangeable Preferred Stock is $38.5 million (which, subject to certain conditions, may be exchanged for Exchange Debentures). In comparison, the Company's outstanding indebtedness as of December 31, 1997 was $130.9 million.

The level of the Company's indebtedness could have important consequences for the Company, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industries and economic conditions generally.

The Company's ability to pay principal and interest on the Notes and dividends on the Exchangeable Preferred Stock and to satisfy its other debt obligations, including its debt obligations under the 2005 Notes, will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility (which is subject to borrowing base limitations) or a successor facility. The Company anticipates that its operating cash flow, together with borrowing under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company's cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal of and interest on its indebtedness, including the Senior Secured Credit Facility, the 2005 Notes and the Notes, for the payment of periodic cash dividends on the Exchangeable Preferred Stock, for any redemption of the Exchangeable Preferred Stock for cash, or if the Exchange Debentures have been issued, the payment of principal of or cash interest on the Exchange Debentures. If the Company's cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company's debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms or, if implemented, would be successful or would permit the Company to meet its debt service obligations.

IMPACT OF RESTRICTIVE FINANCING COVENANTS

The Senior Secured Credit Facility and the 2005 Indenture contain a number of significant covenants that restrict the operations of the Company. The Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, maximum leverage ratios and minimum EBITDA requirements. There can be no assurance that the Company will be able to comply with such covenants or restrictions in the future. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Senior Secured Credit Facility or the 2005 Indenture that would permit the lenders thereto to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Revolving Credit Facility to make further extensions of credit thereunder could be terminated.

IMPACT OF CHANGE OF CONTROL

The occurrence of certain of the events that would constitute a Change of Control may result in a default, or otherwise require repayment of indebtedness, under the Senior Secured Credit Facility, the 2005 Notes and the Notes, and redemption of the Exchangeable Preferred Stock or, in the case of the Exchange Debentures, repayment of indebtedness under the Exchange Debentures. In addition, the Senior Secured Credit Facility and the 2005 Indenture prohibit the repayment of indebtedness of the

Notes by the Company in such an event, unless and until such time as the indebtedness under the Senior Secured Credit Facility and the 2005 Notes are repaid in full. The Company's failure to make such repayments in such instances would result in a default under the Senior Secured Credit Facility and the 2005 Notes. The inability to repay the indebtedness under the Senior Secured Credit Facility or the 2005 Notes, if accelerated, would also constitute an event of default under the Indenture, which could have materially adverse consequences to the Company and to the holders of the Notes. Future indebtedness of the Company may also contain restrictions or repayment requirements with respect to certain events or transactions that could constitute a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Senior Secured Credit Facility, the 2005 Notes or the Notes, or with respect to the Exchangeable Preferred Stock or the Exchange Debentures, as the case may be.

ITEM 2.  PROPERTIES

The Company operates six state-of-the-art, strategically located manufacturing facilities in Asheville, North Carolina; Three Rivers, Michigan; Longwood, Florida; Dundee, Scotland; Ahaus, Germany and Chrastava, Czech Republic. The Company believes that it has sufficient capacity at its manufacturing facilities to meet its production needs for the foreseeable future, and further believes that all its sales worldwide can be sourced through these facilities. In the fourth quarter of 1998, the Company ceased manufacturing at its Lerma, Mexico facility. This facility will continue to serve the Mexico market as a warehouse/sales office. All of the Company's manufacturing facilities are ISO 9002 certified, except for the Rotec facilities. The Company also owns or leases warehouse and sales offices in the United States, Europe, Mexico and Hong Kong. The Company's significant facilities are listed below:



                                                                          OWNED/
           LOCATION                                 SIZE (SQ. FT.)        LEASED
           --------                                 --------------        ------

Manufacturing:
   Asheville, NC                                           240,600          Owned
   Dundee, Scotland                                        101,000          Owned
   Longwood, FL                                             43,600          Owned
   Three Rivers, MI                                         58,000          Owned
   Ahaus, Germany                                           42,000          Owned
   Chrastava, Czech Republic                                26,900          Owned
Warehouse/Sales Office:
   Dayton, OH                                               10,500         Leased
   Elk Grove, IL                                             5,000         Leased
   Greenville, SC                                           10,000          Owned
   Lerma, Mexico                                            45,000          Owned
   Hong Kong, China                                          3,100         Leased
   Milan, Italy (Erba)                                         600         Leased
   Moscow, Russia                                            1,000         Leased
   Nashville, TN                                             5,000         Leased
   Paris, France                                            12,800         Leased
   Reutligen, Germany                                        4,000         Leased
   Stockport, England                                        5,200          Owned


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

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of March 29, 1999, there were 19 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement which all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth summary financial data of the Company for each of the five fiscal years, during the period ended December 31, 1998. The summary financial data set forth below with respect to the years ended December 31, 1998 are derived from the Consolidated Financial Statements included elsewhere in this report, which have been audited by Arthur Andersen LLP, independent auditors. The summary financial data set forth below with respect to the years ended December 31, 1997 and 1996, the period from June 7, 1995 through December 31, 1995 and the period from January 1, 1995 through June 6, 1995 are derived from the Consolidated Financial Statements included elsewhere in this report, which have been audited by Deloitte & Touche LLP, independent auditors. The summary financial data with respect to the year ended December 31, 1994 are derived from the Company's consolidated financial statements for such year. The financial data for the year ended December 31, 1994 and the 157 days ended June 6, 1995 represent the results of operations of the Company prior to the acquisition of the Company by American Industrial Partners (the AIP Acquisition"), and the financial data for the 208 days ended December 31, 1995 and the years ended December 31, 1996 and 1997 represents the results of operations of the Company subsequent to the AIP Acquisition.

The summary financial data below should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8--Financial Statements and Supplementary Data" included elsewhere in this report.

                                      (PREDECESSOR)                                (COMPANY)
                                   ---------------------    -----------------------------------------------------------
                                                157 DAYS      208 DAYS
                                   FISCAL         ENDED         ENDED        FISCAL             FISCAL           FISCAL
                                    YEAR         JUNE 6,    DECEMBER 31,      YEAR               YEAR             YEAR
                                    1994          1995          1995          1996              1997(b)           1998
                                    ----          ----          ----          ----              -------           ----
                                                              (DOLLARS IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:
Net sales                          $120,288      $ 55,454      $ 73,103      $136,814           $166,286         $173,066
Cost of goods sold                   70,996        33,935        47,503        84,602            103,035          110,155
                                  ---------      --------      --------      --------           --------          -------
Gross profit                         49,292        21,519        25,600        52,212             63,251           62,911
Selling, general and
  administrative expenses            22,741        11,257        12,885        23,657             28,629           29,116
Compensation and related
  transaction costs                                                                                                18,018
Amortization of  intangibles          5,212         2,258         3,688         6,474              3,315            2,565
Management fees                          --            --           455           920                896            1,043
                                  ---------      --------      --------      --------           --------          -------
Operating income                     21,339         8,004         8,572        21,161             30,411           12,169
Interest expense                         --            --         9,697        16,373             15,926           27,470
Other (income) expense                 (453)         (577)          952(c)       (219)               629              306
                                  ---------      --------      --------      --------           --------         --------
Income (loss) before income
  taxes and extraordinary items      21,792         8,581        (2,077)        5,007             13,856          (15,607)
Provision (benefit) for
  income taxes                        9,205         3,488          (850)        2,000              5,939           (2,732)
                                  ---------      --------      --------      --------           --------        ----------
Income (loss) before
  extraordinary items                12,587         5,093        (1,227)        3,007              7,917          (12,875)
Extraordinary losses on early
  extinguishment of debt                  -             -             -             -                  -            3,552
                                  ---------      --------      --------      --------           --------         --------
Net income (loss)                  $ 12,587      $  5,093      $ (1,227)     $  3,007           $  7,917         $(16,427)
                                  =========      ========      ========      ========           ========         =========
OTHER FINANCIAL DATA:
Capital expenditures                  3,564         1,565         2,082         5,221              5,124            7,103
Depreciation                          4,725         2,120         2,415         4,384              5,238            5,759
Amortization                          5,212         2,258         8,310        10,724              7,827            7,729
BALANCE SHEET DATA (AT
  END OF PERIOD):
Fixed assets, net of
  accumulated depreciation
  and amortization                 $ 25,162      $ 24,667      $ 44,496      $ 45,289(d)        $ 44,792         $ 50,305(a)
Total assets                        144,252       139,537       228,823       237,886(d)         225,527          257,408(a)
Long-term and subordinated
 long- term debt (including
  current maturities)                    --            --       151,250       152,919            130,883          257,515
Stockholders' equity (deficit)      117,128       114,780        49,861        52,734(c)          60,189          (80,283)


(a) The Company acquired the stock of Rotec Hulsensysteme GmbH as of December 31, 1998. This acquisition was accounted for as a purchase. Balance sheet data for 1998 includes the assets and liabilities of Rotec Hulsensysteme GmbH as of December 31, 1998.

(b) The Company acquired the David M Company on December 31, 1996. This acquisition was accounted for as a purchase and financial data for the 1997 fiscal year include the assets and results of operations of the David M Company.

(c) Includes a bridge commitment fee, which resulted in a non-recurring expense of $1.0 million for the 208 days ended December 31, 1995.

(d) Balance sheet data for 1996 includes the assets of the David M Company since it was acquired on December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with "Selected Financial Data" and "Financial Statements and Supplementary Data" and notes thereto included elsewhere in this report.

As a result of the Acquisition, the Company entered into new financing arrangements, including the Senior Secured Credit Facility, the 9 1/2% Senior Subordinated Notes and the 12 1/4% Exchangeable Preferred Stock. As a result of these transactions, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $257.5 million and the liquidation preference of the 12 1/4% Exchangeable Preferred Stock is $38.5 million (which, subject to certain conditions, may be exchanged for the Exchange Debentures). Accordingly, the results of operations for periods subsequent to the Acquisition Closing Date may not be comparable to prior periods.

BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles and operating income in millions of dollars and as a percentage of net sales.

                                                        YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                     DECEMBER 31, 1996        DECEMBER 31, 1997        DECEMBER 31, 1998
                                                     -----------------        -----------------        -----------------

Net sales                                             $136.8      100.0%      $166.3      100.0%      $173.1      100.0%
Cost of goods sold                                      84.6       61.8        103.0      62.0         110.2       63.7
                                                      ------      -----       ------     -----        ------      -----
Gross profit                                            52.2       38.2         63.3      38.0          62.9       36.3
SG&A                                                    23.7       17.3         28.6      17.2          29.1       16.8
Compensation and related transaction costs                                                              18.0       10.4
Amortization of intangibles                              6.5        4.7          3.3       2.0           2.6        1.5
Management fees                                          0.9        0.7          0.9       0.5           1.0        0.6
                                                      ------      -----       ------     -----        ------      -----
Operating income                                      $ 21.2       15.5%      $ 30.4      18.3%       $ 12.2        7.0%
                                                      ======      =====       ======     =====        ======      ======


COMPARISON OF RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

Net sales increased to $173.1 million for the year ended December 31, 1998 from $166.3 million for the comparable period in 1997, an increase of $6.8 million or 4.1%. Sales in 1998 were negatively impacted by $0.9 million as a result of foreign currency translation rate changes. Image Transfer's sales increased to $139.7 million for the year ended December 31, 1998 from $132.0 million for the comparable period in 1997, an increase of $7.7 million or 5.8%. Image Transfer's sales were negatively impacted by $0.9 million as a result of the impact of foreign currency translation rate changes. Image Transfer's sales increased as a result of increased demand for the Company's existing products in the United States, most export markets and Europe, offset by lower sales to the Pacific Rim and Mexico. Also, tubular sleeve sales have continued to increase as additional presses that utilize this technology are installed.

Textiles' sales decreased to $33.4 million for the year ended December 31, 1998 compared to $34.3 million in 1997, a decrease of $0.9 million or 2.6%. Domestic sales were consistent with 1997 while sales to export markets and in Europe declined. Foreign currency translation changes had virtually no impact on Textile sales in 1998.

Gross profit decreased to $62.9 million for the year ended December 31, 1998 from $63.3 million in 1997, a decrease of $0.4 million or 0.6%. As a percentage of net sales, gross profit decreased to 36.3% for the year ended December 31, 1998 from 38.0% for the comparable period in 1997. Gross profit was positively impacted by productivity enhancements and higher sales volumes. Higher sales volumes accounted for a $2.5 million increase in gross profit, offset by higher material usage and manufacturing costs of $2.3 million. The higher material usage and manufacturing costs were primarily a result of changes in product mix and end market mix combined with lower production yields from the Longwood, Florida facility. Foreign currency translation rate changes reduced gross profit by $0.3 million. Gross profit in 1998 was also impacted by $0.3 million of costs associated with ceasing manufacturing activities at the Lerma, Mexico facility.

SG&A increased to $29.1 million for the year ended December 31, 1998 compared with $28.6 million for 1997, an increase of $0.5 million or 1.7%. As a percentage of net sales, SG&A decreased to 16.8% from 17.2%. Changes in foreign currency translation rates reduced SG&A costs by $0.1 million in 1998.

Compensation and related transaction costs include $8.6 million related to changes in the Company's stock option plan, $8.4 million related to amounts payable under certain management employment arrangements and $1.0 million of expenses associated with obtaining the Consent. All of these items arose out of the Acquisition and related transactions.

Amortization of intangibles decreased to $2.6 million for the year ended December 31, 1998 from $3.3 million in 1997, a decrease of $0.7 million as a result of certain employment agreements becoming fully amortized in the first quarter of 1997.

Operating income, excluding the compensation and related transaction costs, decreased slightly to $30.2 million for the year ended December 31, 1998 from $30.4 million for the comparable period in 1997, a decrease of $0.2 million or 0.7%. As a percentage of net sales, operating income (excluding the compensation and related transaction costs) decreased to 17.4% for the year ended December 31, 1998 from 18.3% for the comparable period in 1997. Image Transfer's operating income increased to $35.4 million in 1998 from $35.1 million in 1997 as a result of higher sales offset by higher material usage and manufacturing costs resulting from changes in product mix and end market mix combined with lower production yields from the Longwood, Florida facility. Textile's operating income decreased to $3.3 million in 1998 from $4.0 million in 1997. Lower sales volumes and the strong British pound compared to the German mark were the main contributors to this decrease.

The effective tax rate, including the effect of the extraordinary item, was a benefit of 23.7% compared to an expense of 42.9% in 1997. The lower income tax benefit percentage in 1998 compared to the income tax expense percentage in 1997 is mainly the result of certain non deductible expenses associated with the acquisition in 1998.

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

SG&A increased to $28.6 million for the year ended December 31, 1997 compared with $23.7 million for 1996, an increase of $4.9 million or 20.7%. David M accounted for $3.2 million. As a percentage of net sales, SG&A decreased to 17.2% from 17.3% mainly as a result of European SG&A expenses remaining relatively constant while sales increased 17.3%. Changes in foreign currency translation rates reduced SG&A costs by $0.6 million in 1997.

Amortization of intangibles decreased to $3.3 million for the year ended December 31, 1997 from $6.5 million in 1996, a decrease of $3.2 million as a result of certain employment agreements becoming fully amortized in 1997.

Operating income increased to $30.4 million for the year ended December 31, 1997 from $21.2 million for the comparable period in 1996, an increase of $9.3 million or 43.9%. David M contributed $2.3 million to the 1997 operating income, while $3.2 million of 1997 operating income relates to the reduction in the amortization of intangibles. The remaining $3.8 million increase results from increased sales volumes and productivity enhancements. As a percentage of net sales, operating income increased to 18.3% for the year ended December 31, 1997 from 15.5% for the comparable period in 1996. Image Transfer's operating income increased to $35.1 million in 1997 from $28.9 million in 1996. David M accounted for $2.3 million of this increase. The remaining $3.9 million increase resulted from increased sales volumes and productivity enhancements. Textile's operating income remained constant at $4.0 million. Higher sales were offset by increased manufacturing costs resulting in virtually no change in operating profit.

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

SG&A decreased slightly to $23.7 million for the year ended December 31, 1996 compared with $24.0 million for 1995. Stand alone costs related to the acquisition were $0.5 million higher in 1996 and changes in currency translation rates reduced SG&A costs by $0.2 million in 1996. As a percentage of net sales, SG&A decreased to 17.3% from 18.7%.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company conducts a significant amount of business and has operating and sales facilities in countries outside the United States. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located, the stand-alone nature of the operations, the Company's limited net asset exposure, forward foreign exchange contract practices and pricing flexibility. Thus, while changes in foreign currency values do affect earnings, the longer term economic effect of these changes should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $1.2 million at December 31, 1998, $2.3 million at December 31, 1997 and approximately $1.8 million at December 31, 1996. These contracts generally expire within three to twelve months. Foreign currency gains and losses, included in other income-net, were a $0.5 million loss in 1998, $0.3 million loss in 1997, and a $0.1 million loss in 1996.
In 1999, the hypothetical loss in earnings of a 10% adverse change in foreign currency exchange rates is estimated to be approximately $0.8 million. The foreign exchange contracts would mitigate some of this hypothetical loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry large amounts of inventory and finance receivables.

Cash Flows From Operating Activities. Cash flows from operations for years ended December 31, 1998, 1997 and 1996 were $9.4 million, $19.7 million and $18.1 million, respectively. Cash flows from operations in 1998 were adversely impacted by $9.5 million of compensation and related transaction costs associated with the Acquisition and $7.1 million of additional interest paid on the additional debt incurred as a result of the Acquisition. Working capital provided $4.0 million in cash in 1998 mainly as a result of a reduction in accounts receivable levels. Cash flows from operations in 1997 were unfavorably impacted by a $5.1 million increase in working capital. The increase in working capital in 1997 is mainly a result of the increased sales volumes, especially in Europe, as working capital as a percent of sales has remained relatively constant. Cash flows from operations for 1996 were unfavorably impacted by a $0.2 million working capital increase and $7.5 million of additional cash paid for interest.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment were $7.1 million in 1998, $5.1 million in 1997 and $5.2 million in 1996. The Company believes that capital expenditures of $7.0 million to $9.0 million over the next several years are sufficient to maintain its leading market position. The Company expects to fund these capital expenditures from cash flow from operations. Effective December 31, 1998 the Company acquired the stock of Rotec Hulsensysteme GmbH which was funded by an increase in the Senior Secured Credit Facility and additional capital from the Company's majority shareholders. On December 31, 1996, the Company acquired certain assets of the David M Company for $11.3 million in cash which was funded through the Company's then existing Senior Credit Facilities. In 1997, the Company received a purchase price adjustment of $1.5 million in cash related to certain changes in David M's working capital as of the closing date of that transaction.

Cash Flows From Financing Activities. In January 1998, the Company entered into a $60 million Senior Secured Credit Facility concurrent with the Acquisition. The facility originally consisted of a $40 million Term Loan and a $20 million Revolving Credit Facility. In December 1998, in conjunction with the acquisition of Rotec, the Term Loan was increased by an additional $10.0 million. The Term Loans are repayable as follows: $1.3 million in 1999; $8.9 million in 2000; $12.2 million in 2001 and $20.5 million in 2002. Prepayments on the Term Loan are applied first to the next two quarterly installments and then spread equally to the remaining quarterly installments. During the year ended December 31, 1998, the Company made $7.9 million in payments on the Term Loan and had $0.8 million outstanding on the revolver at December 31, 1998. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries (currently, only Day), as well as 65% of the stock of each foreign subsidiary. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). The original proceeds from the Term Loan were used to repay the Company's then existing US Credit Facility and to pay certain expenses associated with the Acquisition. As of December 31, 1998, the Company had approximately $14.5 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

Also, during the year ended December 31, 1998, the Company paid the holders of the existing 2005 Notes a $6.5 million Consent Fee so as to permit the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock. The Consent also allowed the Company to assume the $140.0 million Bridge Loan of its new majority shareholder and to make certain other changes to the Indenture governing the 2005 Notes. The proceeds from the issuance of the $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. The Company also received a capital contribution of $9.1 million from its majority shareholders in the year ended December 31, 1998 which was used to pay certain financing fees and expenses. The Company also sold additional shares of common stock to its majority shareholders for $9.5 million to provide additional funding for the purchase of Rotec.

As a result of the additional debt incurred by the Company in conjunction with the Acquisition, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $257.5 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $38.5 million. In comparison, the Company's outstanding indebtedness at December 31, 1997 was $130.9 million.

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

Year 2000. The Year 2000 issue relates to the inability of information systems to recognize and process date-sensitive information beyond January 1, 2000.

The Company recognizes the importance of the Year 2000 issue and is continuing to make progress in its efforts to identify and rectify all potential Year 2000 problems related to its Information Technology ("IT") systems, manufacturing equipment, vendors and customers.

A Year 2000 committee has been established consisting of senior members of management along with members of the IT and the facilities' engineering departments. The committee's objective is to ensure that the Company will be able to continue to service its customers, both internal and external, after January 1, 2000. The scope of the Year 2000 project includes (i) information technology, both hardware and software; (ii) non-IT systems or embedded technology such as micro controllers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities; and (iii) readiness of key third parties, including suppliers and customers and electronic data interchange, where applicable, with those key third parties. If the necessary modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material impact on the Company's operations.

The Company is using internal resources, and where necessary, external resources to perform most of the testing and remediation functions. Upgrades to the Company's business system have commenced and are anticipated to be completed and tested by the end of the second quarter of 1999. A complete inventory of all equipment (manufacturing and otherwise) has been completed and communication with the manufacturers of the equipment has commenced to determine whether the equipment is Year 2000 compliant. Letters have been sent to all significant vendors and customers requesting them to confirm the status of their Year 2000 projects.

The Company's historical and estimated costs of remediation of all potential Year 2000 problems have not been and are not anticipated to be material to the Company's results of operations or financial position, and will be funded through operating cash flows. Total costs associated with the remediation of the Year 2000 issues (including systems, software, and non-IT systems replaced as a result of Year 2000 issues) are currently estimated to be less than $1 million. The largest cost factor to date has been the expenditure of management and associates time in attention to Year 2000 and related issues. Estimated remediation costs are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated, particularly if unanticipated Year 2000 issues arise.

While the Company expects to make the necessary modifications or changes to both its internal IT and non-IT systems and existing product base in a timely fashion, there can be no assurance that the Company's internal systems will not be materially adversely affected by the advent of Year 2000.

In the event of a failure as a result of Year 2000 issues, the Company could lose or have trouble accessing accurate internal data, resulting in incomplete or inaccurate accounting of Company financial results, the Company's manufacturing operating systems could be impaired, and the Company could be required to expend significant resources to address such failures. In an effort intended to minimize potential disruption to its internal systems, the Company intends to perform additional hard-disk back-up of its rudimentary systems and critical information in advance of the Year 2000.

Similarly, in the event of a failure as a result of Year 2000 issues in any systems of third parties with whom the Company interacts, the Company could lose or have trouble accessing or receive inaccurate third party data, experience internal and external communications difficulties or have difficulty obtaining components that are Year 2000 compliant from its vendors. The Company could also experience a slowdown or reduction of sales if customers are adversely affected by Year 2000 issues.

Euro. The Company began accepting orders in the Euro and making payments in the Euro effective January 1, 1999. Business systems upgrades that allow for transactions in the Euro are installed at the Company's European facilities. Customers and suppliers have been contacted indicating the Company's ability to transact business in the Euro on January 1, 1999 and price lists have been modified accordingly. The Company does not anticipate any material impact to its revenues, expenses or results of operations as a result of the adoption of the Euro.

ENVIRONMENTAL EXPENDITURES

The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 1996, 1997 and 1998 it spent approximately $0.2 million, $0.6 million and $1.5 million, respectively, in capital expenditures for solvent recovery, wastewater treatment, air monitoring and related projects to comply with environmental requirements.

New rules to be promulgated under the 1990 amendments to the Federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's U.S. facilities. Because the applicable requirements are not scheduled to be promulgated until 2000, it is difficult to estimate the costs of any additional controls that might be required with any certainty. The Company currently believes that the total capital expenditures to install additional control equipment at these facilities are not likely to exceed $2.5 million. Although such requirements are not required to be promulgated before 2000, the Company began installing the necessary equipment in 1998 to mitigate future spending requirements resulting from the Clean Air Act.

Solvent air emissions from the Dundee, Scotland facility have periodically exceeded the regulatory limit for such emissions, and in 1997, the Company began to initiate a plan for air controls and to install a solvent recovery system in order to control the solvent emissions and comply with the regulatory limit. The Company believes that capital expenditures for such equipment will total approximately $1.5 million and will be completed in 1999.

Capital expenditures in 1998 relating to environmental matters were approximately $1.5 million and are anticipated to be an additional $2.0 million in 1999, which includes expenditures related to solvent air emissions at the Dundee facility. In incurring expenditures for compliance with environmental requirements, the Company intends to use the best-available technology in anticipation of the requirements of the new Clean Air Act.

Based on environmental assessments conducted by independent environmental consultants in connection with the Acquisition and with the acquisition of Rotec, except as otherwise stated herein, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of toluene and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                            PAGE
                                                                                            ----
DAY INTERNATIONAL GROUP, INC.
Reports of Independent Auditors'....................................................     30 - 31
     Consolidated Balance Sheets as of December 31, 1998 and 1997...................     32 - 33
     Consolidated Statement of Operations for the years ended
         December 31, 1998, 1997 and 1996...........................................          34
     Consolidated Statements of Comprehensive Income  (Loss)
         for the years ended December 31, 1998, 1997 and 1996.......................          35
     Consolidated Statements of Stockholders' Equity (Deficit)
         for the years ended December 31, 1998, 1997 and 1996.......................          36
     Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996...........................................     37 - 38
     Notes to Consolidated Financial Statements.....................................     39 - 64


 INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Day International Group, Inc.:

We have audited the accompanying consolidated balance sheet of Day International Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Day International Group, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a part of the consolidated financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Dayton, Ohio
March 15, 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Day International Group, Inc.

We have audited the accompanying consolidated balance sheet of Day International Group, Inc. (the "Company") and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2 for the years ended December 31, 1997 and 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day International Group, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP

Dayton, Ohio
February 17, 1998
(March 25, 1999 as to Notes G, J and K and as to the Consolidated Statements of
  Comprehensive Income (Loss) as to amounts as of December 31, 1997 and for the years ended December 31, 1997 and 1996)

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                              1998                 1997
                                                                                              ----                 ----

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                               $    4,762            $    780
  Accounts receivable:
    Trade (less allowance for doubtful accounts of
      $1,384 and $1,055)                                                                      18,390              21,593
    Other                                                                                        240                 379
  Inventories (Note C)                                                                        19,179              16,501
  Prepaid expenses and other current assets                                                    1,267               1,457
  Deferred tax assets (Note F)                                                                 2,543               1,938
                                                                                            --------            --------

         Total current assets                                                                 46,381              42,648

PROPERTY, PLANT AND EQUIPMENT (Notes A and B):
  Land                                                                                         2,125               2,023
  Buildings                                                                                   12,077              10,648
  Machinery and equipment                                                                     46,277              39,999
  Construction in progress                                                                     6,493               3,716
                                                                                            --------            --------
                                                                                              66,972              56,386
  Less accumulated depreciation                                                              (16,667)            (11,594)
                                                                                            --------           ---------
                                                                                              50,305              44,792

OTHER ASSETS:
  Goodwill and other intangible assets (Note B)                                              157,799             136,722
  Note receivable (Note L)                                                                       698                 890
  Deferred tax assets (Note F)                                                                 1,523
  Other assets                                                                                   702                 475
                                                                                            --------            --------
                                                                                             160,722             138,087
                                                                                            --------            --------
TOTAL ASSETS                                                                                $257,408            $225,527
                                                                                            ========            ========



                 See notes to consolidated financial statements.





                                                                                                    1998                     1997
                                                                                                    ----                     ----
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                                               $   5,905                $   7,743
  Accrued associate-related costs                                                                    8,547                    8,177
  Other accrued expenses                                                                             4,682                    3,694
  Income taxes payable                                                                               2,913                    1,618
  Interest payable                                                                                   4,336                    1,013
  Current maturities of long-term debt (Note D)                                                      1,292                      774
                                                                                                 ---------                ---------

         Total current liabilities                                                                  27,675                   23,019

LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note D)                                                 256,223                  130,109
DEFERRED TAX LIABILITIES (Note F)                                                                    1,353                    5,688
OTHER LONG-TERM LIABILITIES (Notes K and L)                                                         15,813                    6,522
COMMITMENTS AND CONTINGENCIES (Note L)

         Total liabilities                                                                         301,064                  165,338

Exchangeable Preferred Stock (Note E)                                                               36,627

STOCKHOLDERS' EQUITY (DEFICIT)  (Note I):
  Preferred Shares $.01 per share par value, 10,000
    shares authorized, none outstanding
  Common Shares, $.01 per share par value, 100,000
    shares authorized, 23,298 shares--1998 and
    51,655 shares--1997 issued and outstanding                                                           1                        1
  Additional paid-in-capital                                                                                                 51,959
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                                             (68,772)
  Retained earnings (deficit)                                                                      (10,370)                   9,697
  Foreign currency translation adjustment                                                           (1,142)                  (1,468)
                                                                                                 ---------                ---------

         Total stockholders' equity (deficit)                                                      (80,283)                  60,189
                                                                                                 ---------                ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                             $ 257,408                $ 225,527
                                                                                                 =========                =========

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                                                                      1998                1997                 1996
                                                                                      ----                ----                 ----

NET SALES                                                                        $ 173,066            $ 166,286           $ 136,814

COST OF GOODS SOLD                                                                 110,155              103,035              84,602
                                                                                 ---------            ---------           ---------


GROSS PROFIT                                                                        62,911               63,251              52,212

SELLING, GENERAL AND ADMINISTRATIVE                                                 29,116               28,629              23,657
COMPENSATION AND RELATED
   TRANSACTION COSTS (Note A)                                                       18,018
AMORTIZATION OF INTANGIBLES                                                          2,565                3,315               6,474
MANAGEMENT FEES (Note H)                                                             1,043                  896                 920
                                                                                 ---------            ---------           ---------


OPERATING PROFIT                                                                    12,169               30,411              21,161

OTHER EXPENSES (Note D):
  Interest Expense (including amortization
    of deferred financing costs of $2,024 in 1998,
    $966 in 1997 and $1,000 in 1996                                                 27,470               15,926              16,373
  Other expense (income)--net                                                          306                  629                (219)
                                                                                 ---------            ---------           ---------

                                                                                    27,776               16,555              16,154
                                                                                 ---------            ---------           ---------

(LOSS) INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                                                         (15,607)              13,856               5,007

(BENEFIT) INCOME TAXES (Note F)                                                     (2,732)               5,939               2,000
                                                                                 ---------            ---------           ---------


(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS                                           (12,875)               7,917               3,007

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENT OF DEBT (NET OF TAX
  BENEFIT OF $2,368)(Note D)                                                         3,552                 --                  --
                                                                                 ---------            ---------           ---------


NET (LOSS) INCOME                                                                  (16,427)           $   7,917           $   3,007
                                                                                                      =========           =========

PREFERRED STOCK DIVIDENDS (Note E)                                                  (3,507)

AMORTIZATION OF PREFERRED STOCK
  ISSUANCE COSTS                                                                      (133)
                                                                                 ---------

NET (LOSS) INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                                                         $ (20,067)
                                                                                 =========

                 See notes to consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                            1998                  1997                   1996
                                                            ----                  ----                   ----

NET (LOSS) INCOME                                         $(16,427)             $  7,917              $  3,007

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                        326                  (890)                  (66)
                                                          --------              --------              --------

COMPREHENSIVE NET (LOSS) INCOME                           $(16,101)             $  7,027              $  2,941
                                                          ========              ========              ========

                 See notes to consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                                                          FOREIGN
                                                                          ADDITIONAL                       RETAINED       CURRENCY
                                                  COMMON SHARES            PAID-IN         CONTRA          EARNINGS     TRANSLATION
                                              SHARES        AMOUNT         CAPITAL         EQUITY          (DEFICIT)     ADJUSTMENT
                                              ------        ------         -------         ------          ---------     ----------

December 31, 1995                             51,600        $      1        $ 51,599       $               $ (1,227)       $   (512)

Sale of common shares                             73                              73
Purchase of common shares                       (118)                           (141)
Net income                                                                                                    3,007
Foreign currency
  translation adjustment                                                                                                        (66)
                                            --------        --------        --------       --------        --------        --------
December 31, 1996                             51,555               1          51,531                          1,780            (578)

Sale of common shares                            100                            120
Issuance of stock options                                                       308
Net income                                                                                                    7,917
Foreign currency
  translation adjustment                                                                                                       (890)
                                            --------        --------        --------       --------        --------        --------

December 31, 1997                             51,655               1          51,959                          9,697          (1,468)

Sale of common shares                          2,415               1                          9,730
Issuance of stock options                        142                             435
Net loss                                                                                                    (16,427)
Preferred stock dividends                                                                                    (3,507)
Amortization of preferred
  stock discount                                                                                               (133)
Capital contribution from
  shareholders                                                                 9,103
Assumption of bridge loan                                                    (61,498)       (78,502)
Reduction of common shares                   (30,914)             (1)              1
Foreign currency
  translation adjustment                                                                                                        326
                                            --------        --------        --------       --------        --------        --------
December 31, 1998                             23,298        $      1        $   --         $(68,772)       $(10,370)       $ (1,142)
                                            ========        ========        ========       ========        ========        ========


                See notes to consolidated financial statements.


                                           DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                           (IN THOUSANDS)
                                                                                  1998             1997              1996
                                                                                  ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                              $ (16,427)       $   7,917        $   3,007
Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                               3,552
  Depreciation                                                                     5,759            5,238            4,384
  Amortization of goodwill and intangibles                                         7,729            7,827           10,724
  Deferred income taxes                                                           (3,772)           3,528              146
  Non-cash charge related to stock option awards                                   8,585              308
Change in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                              5,099           (5,455)            (125)
  Inventories                                                                     (1,596)            (532)             909
  Prepaid expenses and other current assets                                          497             (521)             236
  Accounts payable and other accrued expenses                                        (13)           1,361           (1,218)
                                                                               ---------        ---------        ---------
         Net cash provided by operating activities                                 9,413           19,671           18,063
                                                                               ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired                                  (19,383)           1,513          (11,285)
Capital expenditures                                                              (7,103)          (5,124)          (5,221)
Other                                                                                               1,107           (1,107)
                                                                               ---------        ---------        ---------

         Net cash used in investing activities                                   (26,486)          (2,504)         (17,613)
                                                                               ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2008 notes                                             111,134
Proceeds from issuance of exchangeable preferred stock                            32,986
Proceeds from issuance of term loans                                              50,000
Contributions from shareholders                                                    4,573
Proceeds from issuance of common stock                                             9,731              120               73
Repayment of existing credit facility                                            (30,902)
Repayment of bridge loan                                                        (140,000)
Payment of consent fee                                                            (6,500)
Payment of deferred financing fees                                                (3,119)
Net payments on credit facilities                                                 (7,100)         (21,821)
Purchase of common shares                                                                                             (141)
Net proceeds from revolving credit facility                                                                          1,241
                                                                               ---------        ---------        ---------
         Net cash provided by (used in) financing activities                      20,803          (21,701)           1,173
                                                                               ---------        ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              252             (119)              41
                                                                               ---------        ---------        ---------

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash  equivalents                              3,982           (4,653)           1,664
Cash and cash equivalents at beginning  of period                                    780            5,433            3,769
                                                                               ---------        ---------        ---------
Cash and cash equivalents at end of period                                     $   4,762        $     780        $   5,433
                                                                               =========        =========        =========

                                           See notes to consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                                                1998                   1997              1996
                                                                ----                   ----              ----
SUPPLEMENTAL CASH FLOW DISCLOSURES

NON CASH TRANSACTIONS:
  Assumption of bridge loan                                   $140,000
                                                              ========
  Preferred stock dividends                                   $  3,507
                                                              ========
  Amortization of preferred stock discount                    $    133
                                                              ========
  Capital contribution                                        $  4,530
                                                              ========

CASH PAID FOR:
Income Taxes                                                  $  2,335             $  1,390             $  1,620
                                                              ========             ========             ========
Interest                                                      $ 22,123             $ 15,015             $ 15,517
                                                              ========             ========             ========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)


A.       NATURE OF OPERATIONS, BASIS OF PRESENTATION

Day International Group, Inc. and subsidiaries ("Day" or "the Company") designs and manufactures precision engineered rubber components for the printing and textile industries. Day's Image Transfer business designs, manufactures and markets high-quality printing blankets and sleeves used in the offset and flexographic printing industries. Day's Textile business manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Sales are made through Day's organization, distributors and representatives.

On December 31, 1996, the Company acquired certain net assets of the David M division of Flint Ink Corporation for $9.8 million in cash. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

On January 16, 1998, affiliates of Greenwich Street Capital Partners, Inc. ("Greenwich Street") and SG Capital Partners LLC ("SGCP") acquired substantially all of the common stock of the Company for approximately $206 million (the "Acquisition"), with the Company's management retaining the balance of the common stock. In conjunction with the Acquisition, the Company entered into a $60 million Senior Secured Credit Facility consisting of a $40 million Term Loan and a $20 million Revolving Credit Facility (See Note D - Long-Term and Subordinated Long Term Debt). Proceeds from the Term Loan were used to repay the Company's then existing Credit Facility and to pay certain acquisition related fees and expenses. As a result of such repayment of the Company's then existing Credit Facility, $0.7 million of deferred financing fees were written off as an extraordinary item. The Acquisition also resulted in compensation related expenses of $17.0 million associated with employment agreements with certain key members of management and amendments to the Company's Stock Option Plan.

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

Effective December 31, 1998, the Company acquired the stock of Rotec Hulsensysteme GmbH ("Rotec") and entered into a five-year noncompete agreement with the selling shareholders. The acquisition was financed through a $10 million addition to the Senior Secured Credit facility's term loans and additional equity from the Company's two major shareholders and was accounted for as a purchase in accordance with Accounting Principles Board Opinion No.
16. Rotec's purchase price is subject to adjustment based on a closing balance sheet audit.

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

INVENTORIES - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives. Buildings are depreciated over 25 years and machinery and equipment are depreciated over 5 to 10 years.

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

Deferred financing costs of $15,600 at December 31, 1998 (net of accumulated amortization of $3,573) are being amortized using an effective interest rate method over the lives of the related debt.

Goodwill and other intangibles are being amortized using the straight-line method, as follows:

                                                                           LIFE
                                                                           ----

Goodwill                                         $116,044                40 years
Noncompete agreements                               4,007                 5 years
Deferred financing costs                           19,173            5 to 7 years
Printing technology                                27,946              11.5 years
Textile compound formulas                           5,247                30 years
Unpatented technology                               9,529                20 years
                                                 --------
Total intangibles                                 181,946
Less accumulated amortization                     (24,147)
                                                 --------
                                                 $157,799
                                                 ========

REVENUE RECOGNITION--Day recognizes revenue when the product is shipped. Reserves for product returns, based upon historical experience, are also recognized upon shipment.

FOREIGN CURRENCY TRANSLATION--The functional currency is the local currency of Day's respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period end exchange rates. Foreign currency revenues and expenses are translated at the average exchange rates for the period. Translation gains and losses are recorded in the accumulated translation adjustment account in stockholders' equity. Transaction gains and losses are recorded in the consolidated statement of operations for the period. Effective January 1, 1997, Day's Mexico subsidiary switched its functional currency to the US dollar in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation" because the Mexican economy was considered hyper-inflationary. Beginning January 1, 1999, Mexico is no longer considered a hyper-inflationary economy and as a result will be switching its functional currency back to the Mexican peso in 1999.

CONCENTRATION OF CREDIT RISK--A majority of Day's U.S. textile sales are concentrated in the southeastern part of the U.S. Day's Image Transfer and Textile receivables are from a diverse group of customers in the printing and textile industry and such receivables are generally unsecured. Day maintains a reserve for potential losses. One customer accounted for 12% and 11% of sales for the years ended December 31, 1998 and 1997, respectively. This customer also accounted for 4% and 9% of receivables at December 31, 1998 and 1997.

Certain of Day's international subsidiaries make purchases in foreign currencies. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Day has entered into forward foreign exchange contracts to protect itself against such foreign currency movements which generally expire in 3 to 12 months. The contract value, which approximates fair market value, of these foreign exchange contracts was $1,246 and $2,311 at December 31, 1998 and 1997, respectively. Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. No counterparties are expected to fail to meet their obligations given their credit ratings, therefore Day does not obtain collateral for these instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of the Company's variable rate US and UK Credit Agreements approximates fair value. The 9 1/2% Senior Subordinated Debt and the 11 1/8% Senior Debt's fair market values were approximately 99% and 107%, respectively, of their carrying value at December 31, 1998 based on quoted market prices. The 12 1/4% Exchangeable Preferred Stock's fair market value was approximately 91% of its carrying value at December 31, 1998 based on quoted market prices. At December 31, 1998 and 1997, the carrying amounts of all other assets and liabilities which qualify as financial instruments, approximated their fair value.

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

C.       INVENTORIES

Inventories as of December 31, 1998 and 1997 consists of:

                                                       1998              1997
                                                       ----              ----

Finished Goods                                        $ 9,762            $ 8,917
Work in Progress                                        5,220              4,164

Raw Materials                                           4,197              3,420
                                                      -------            -------

                                                      $19,179            $16,501
                                                      =======            =======


D.       LONG-TERM AND SUBORDINATED LONG-TERM DEBT

Long-term and subordinated long-term debt as of December 31, 1998 and 1997 consists of:

                                                           1998           1997
                                                           ----           ----

Senior Secured Credit Facility                         $  42,900      $
US Credit Agreement                                                      30,000
UK Credit Agreement                                                         883
11- 1/8% Senior Notes                                    100,000        100,000
9- 1/2% Senior Subordinated Notes                        114,615
                                                       ---------      ---------
                                                         257,515        130,883
Less: Current maturities of long-term debt                (1,292)          (774)
                                                       ---------      ---------
                                                       $ 256,223      $ 130,109
                                                       =========      =========


The Senior Secured Credit Facility was entered into on January 16, 1998 in conjunction with the change of control as described in Note A to replace the US Credit Agreement. The Senior Secured Credit Facility is a

$60,000 credit facility consisting of a five year $40,000 term loan and a $20,000 revolving line of credit with a group of banks. On December 17, 1998, the Senior Secured Credit Facility was amended to add a new four year $10,000 term loan. Proceeds from the new term loan were used in conjunction with the acquisition of Rotec. The revolving line of credit included a $10,000 letter of credit subfacility ($525 of letters of credit were outstanding at December 31, 1998) and a $1,000 swingline loan subfacility. At December 31, 1998, interest on $750 of the revolving line of credit was based on the banks' base rate plus 1.0% (8.75% at December 31, 1998). The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). At December 31, 1998, $14,457 was available under the Senior Secured Credit Facility. The Senior Secured Credit Facility requires a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. Interest on the term loan was based on the banks' base rate plus 1.0% (8.75% at December 31, 1998) or the LIBOR rate plus 2.00% (7.034% at December 31, 1998). Interest on the new term loan was based on the banks' base rate plus 2.0% (9.75% at December 31, 1998) or the LIBOR rate plus 3.00% (8.063% at December 31, 1998). At December 31, 1998, interest on the term loans were based on the LIBOR rate. Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. The weighted average interest rate on the Senior Secured Credit Facility for the year ended December 31, 1998 was 7.77%. The weighted average interest rate on the US Credit Agreement for the years ended December 31, 1997 and 1996 was 8.61% and 8.46%, respectively.

Principal payments under the term loans are as follows: $1,292--1999; $8,856--2000; $12,177--2001 and $20,575--2002.

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

Interest on the 11 1/8% Senior Notes due June 1, 2005 and the 91/2% Senior Subordinated Notes due March 15, 2008 (the "Notes) is payable semi-annually.

The Notes contain various financial and other covenants which place limits on, among other things, asset sales, dividends and distributions of the Company's or its subsidiaries' capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. The Company's wholly-owned subsidiary, Day International, Inc., has guaranteed the Senior Secured Credit Facility and the Notes and pledged all its assets, except its investments in its foreign subsidiaries, as collateral on these agreements. Upon a change in control, the Notes can be put back to the Company at 101% of their face value.

In 1996, the Company's UK subsidiary entered into credit facilities with a UK bank ("UK Credit Agreement") that provided a line of credit and two five year term loans. The UK Credit Agreement was repaid on January 12, 1998.

E.       EXCHANGEABLE PREFERRED STOCK

In connection with the Acquisition, the Company issued $35.0 million (face value) of 12 1/4% Exchangeable Preferred Stock (net of $2,014 of issuance costs and original issue discount). All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On or before March 15, 2003, the Company may, at its option, pay dividends in cash or in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, dividends may be paid in cash only. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all but not less than all of the shares of the Exchangeable Preferred Stock for the Company's 12 1/4% Subordinated Exchange Debentures Due 2010 (the "Exchange Debentures"). All dividends paid to date have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock.

The Company will be required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock or the Exchange Debentures as the case may be, on March 15, 2010. Except as described below, the Company may not redeem the Exchangeable Preferred Stock or the Exchange Debentures prior to March 15, 2003. On or after such date, the Company may, at its option, redeem the Exchangeable Preferred Stock or the Exchange Debentures, in whole or in part, for cash, at 106.125% - 2003; 104.083% - 2004; 102.042% - 2005 and 100.0% thereafter, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of redemption, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of redemption. In addition, at any time and from time to time prior to March 15, 2001, the Exchangeable Preferred Stock or the Exchange Debentures may be redeemed, in whole or in part, for cash, with the proceeds of one or more Public Equity Offerings at the redemption price of 112.25% of the liquidation preference thereof, together with accumulated and unpaid dividends, if any, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the Exchangeable Preferred Stock or the Exchange Debentures, for cash, at a price equal to 101% of the liquidation preference or aggregate principal amount (as the case may be) thereof, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of purchase, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of purchase.

F.       INCOME TAXES

Significant components of deferred tax assets (liabilities) as of December 31, 1998 and 1997 are as follows:

                                                                                     1998                    1997
                                                                                     ----                    ----

Domestic:
  Current:
    Accounts receivable reserves                                                   $   632                 $   491
    Inventory reserves                                                                 727                     574
    Other reserves                                                                     671                     350
    AMT credit carryforward                                                            345                     350
                                                                                   -------                 -------
                                                                                     2,375                   1,765
                                                                                   -------                 -------

  Long-term:
    Depreciation                                                                    (3,431)                 (2,721)
    Amortization                                                                    (3,431)                 (1,830)
    Net operating loss carryforwards                                                 4,423
    Stock option compensation                                                        3,308
    Other postretirement benefits                                                      654                     463
                                                                                   -------                 -------
                                                                                     1,523                  (4,088)
                                                                                   -------                 -------
Total domestic deferred tax assets (liabilities)                                     3,898                  (2,323)
                                                                                   -------                 -------

Foreign:
  Current:
    Inventories                                                                         48                     (25)
    Other                                                                              120                     198
                                                                                   -------                 -------
                                                                                       168                     173
                                                                                   -------                 -------

  Long-term:
    Plant and equipment                                                             (1,368)                 (1,626)
    Pension                                                                             15                      26
                                                                                   -------                 -------
                                                                                    (1,353)                 (1,600)
                                                                                   -------                 -------
Total foreign deferred tax liabilities                                              (1,185)                 (1,427)
                                                                                   -------                 -------
Net deferred tax assets (liabilities)                                              $ 2,713                 $(3,750)
                                                                                   =======                 =======

Income tax expense (benefit) consists of the following for the years ended December 31, 1998, 1997 and 1996:

                                                                            1998                    1997                      1996
                                                                            ----                    ----                      ----
Current:
  Domestic:
    Federal                                                              $                         $                        $
    State and local                                                          272                       309                      583
    Foreign                                                                1,315                     1,396                    1,251
                                                                         -------                   -------                  -------
                                                                           1,587                     1,705                    1,834
                                                                         -------                   -------                  -------
Deferred:
  Domestic:
    Federal                                                               (3,176)                    3,366                      324
    State and local                                                         (828)                      495                       48
    Foreign                                                                 (315)                      373                     (206)
                                                                         -------                   -------                  -------
                                                                          (4,319)                    4,234                      166
                                                                         -------                   -------                  -------
                                                                         $(2,732)                  $ 5,939                  $ 2,000
                                                                         =======                   =======                  =======


The income tax (benefit) expense differs from the statutory rate for the years ended December 31, 1998, 1997 and 1996 as a result of the following:

                                                                           1998             1997                 1996
                                                                           ----             ----                 ----

(Benefit) provision at the federal statutory rate                      $(5,306)            $ 4,711             $ 1,702
Foreign tax rate differential                                              350                 444                (169)
State and local taxes, net of federal
  income tax effect                                                       (696)                689                 417
Non-deductible expenses                                                  3,122                 117                  57
Other                                                                     (202)                (22)                 (7)
                                                                       -------             -------             -------
                                                                       $(2,732)            $ 5,939             $ 2,000
                                                                       =======             =======             =======

Income (loss) before income taxes includes $2,850, $5,809 and $3,571 of income from international operations for the years ended December 31, 1998, 1997 and 1996, respectively. Day has not provided deferred taxes on the undistributed earnings of foreign subsidiaries because the earnings are deemed permanently reinvested. The Company has domestic net operating loss carryforwards of approximately $19 million expiring through 2013.

G.       BUSINESS SEGMENTS

The Company produces precision engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and fiber handling products for the textile industry. The Company's printing components division ("Image Transfer") designs, manufactures and markets high-quality printing blankets and sleeves for use in offset printing.

The accounting policies of the segments are the same as those described in Note B - Significant Accounting Policies. Segment performance is evaluated based on operating profit results compared to the annual operating plan. Intersegment sales and transfers are not material.

The Company manages the two segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies.

                                                                                            1998
                                                                                            ----
                                                                        IMAGE
                                                                      TRANSFER             TEXTILE            TOTALS
                                                                      --------             -------            ------

Third party sales                                                       $139,666             $33,400            $173,066
Operating profit                                                          35,376               3,346              38,722
Depreciation and amortization                                              3,385               1,320               4,705
Assets                                                                    66,453              13,505              79,958
Capital expenditures                                                       6,052               1,051               7,103

                                                                                            1997
                                                                                            ----
                                                                        IMAGE
                                                                      TRANSFER             TEXTILE            TOTALS
                                                                      --------             -------            ------

Third party sales                                                       $132,000             $34,285            $166,286
Operating profit                                                          35,128               4,028              39,156
Depreciation and amortization                                              3,076               1,320               4,396
Assets                                                                    57,446              15,445              72,891
Capital expenditures                                                       4,055               1,069               5,124

                                                                                            1996
                                                                                            ----
                                                                        IMAGE
                                                                      TRANSFER             TEXTILE            TOTALS
                                                                      --------             -------            ------

Third party sales                                                       $103,627             $33,187            $136,814
Operating profit                                                          28,908               4,033              32,941
Depreciation and amortization                                              2,412               1,145               3,557
Assets                                                                    56,396              14,855              71,251
Capital expenditures                                                       4,469                 752               5,221

The following is a reconciliation of the items reported above to the amounts reported in the Consolidated Financial Statements:

                                                                          1998                 1997                  1996
                                                                          ----                 ----                  ----
Operating profit:
Segment operating profit                                             $  38,722             $  39,156             $  32,941
Non-recurring costs associated with Mexico                                (309)
UK pension adjustment                                                                            450
APB #16 depreciation and amortization                                   (4,194)               (4,388)               (4,077)
Non allocated corporate expenses                                          (424)                 (288)                 (309)
Compensation related to stock option awards                                                     (308)
Compensation and related transaction costs                             (18,018)
Amortization of intangibles                                             (2,565)               (3,315)               (6,474)
Management fees                                                         (1,043)                 (896)                 (920)
                                                                     ---------             ---------             ---------

         Total operating profit                                      $  12,169             $  30,411             $  21,161
                                                                     =========             =========             =========


Depreciation and amortization:
Segment depreciation and amortization                                $   4,705             $   4,396             $   3,557
Amortization of intangibles                                              2,565                 3,315                 6,474
APB #16 depreciation and amortization                                    4,194                 4,388                 4,077
Amortization of deferred financing fees                                  2,024                   966                 1,000
                                                                     ---------             ---------             ---------

         Total depreciation and amortization                         $  13,488             $  13,065             $  15,108
                                                                     =========             =========             =========

Assets:
Segment assets                                                       $  79,958             $  72,891             $  71,251
APB # 16 Adjustment                                                     12,311                13,365                14,299
Goodwill and other intangibles                                         157,799               136,722               145,018
Deferred tax assets                                                      4,066                 1,938                 3,389
Cash and other assets at corporate offices                               3,274                   611                 3,929
                                                                     ---------             ---------             ---------

         Total assets                                                $ 257,408             $ 225,527             $ 237,886
                                                                     =========             =========             =========

Net sales for the years ended December 31, 1998, 1997 and 1996 and identifiable assets as of December 31, 1998 and 1997 by geographic area are as follows:


                                                         1998                       1997                      1996
                                                         ----                       ----                      ----

NET SALES:
Domestic                                                $107,478                 $ 101,319                 $  83,819
Europe                                                    46,221                    45,280                    33,664
Other International                                       24,450                    25,243                    24,288
Interarea                                                 (5,083)                   (5,556)                   (4,957)
                                                       ---------                 ---------                 ---------
                                                       $ 173,066                 $ 166,286                 $ 136,814
                                                       =========                 =========                 =========

IDENTIFIABLE ASSETS:
Domestic                                                $196,201                 $ 183,267
Europe                                                    50,489                    30,871
Other International                                       10,718                    11,389
                                                       ---------                 ---------
                                                       $ 257,408                 $ 225,527
                                                       =========                 =========


Sales between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit.

H.       RELATED PARTY TRANSACTIONS

In accordance with a management services agreement, the Company is required to pay Greenwich Street and SGCP, the controlling shareholders of Day, an annual management fee of $1.0 million plus expenses, payable semi-annually.

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

In 1997, the Company purchased approximately $1.7 million of its raw material needs from suppliers who were also owned by the controlling shareholders of Day. The Company has not experienced any price increases or service interruptions as a result of the change in control described in Note A.

I.       STOCKHOLDERS' EQUITY AND STOCK BASED COMPENSATION PLAN

As a result of the Acquisition and related transactions in 1998, certain changes occurred in the Company's equity structure. These changes included:

- The Company's original majority shareholder, GSD Acquisition Corp. ("GSD") was collapsed up into its two shareholders.

-     The Company assumed the $140 million bridge loan from GSD.

- The capital contribution from stockholders consisted of $4,573 of cash plus $4,530 of fees and expenses associated with the bridge loan financing.

- The reduction of common shares represents the shares given up by the new shareholders in order for their basis per share to reflect the price paid for each share.

In conjunction with the acquisition of Rotec in December 1998, the Company sold 2,357.5 shares to its two majority shareholders for $9,501.

Also, management of the Company acquired 57 shares of common stock for $230 in 1998.

1998 STOCK OPTION PLAN

The Company adopted a new stock option plan (the "1998 Option Plan") following the completion of the Offerings. The 1998 Option Plan provides incentives to officers and other key employees of the Company that serve to align their interests with those of stockholders. Under the 1998 Option Plan, the Board is authorized to award four different types of non-qualified stock options: (i) service options, (ii) performance options, (iii) super performance options and
(iv) exit options. Under the 1998 Option Plan, unless otherwise provided by the Board, service options vest and become exercisable in five equal annual installments on each of the first five anniversaries of the date of grant; performance and super performance options vest and become exercisable in annual installments based on the achievement of annual EBITDA targets of the Company; and exit options vest and become exercisable based upon the internal rate of return of Greenwich Street realized in connection with the disposition of its investment in the Company. Regardless of the satisfaction of any performance goals, performance options, super performance options and exit options fully vest and become exercisable on the ninth anniversary of the date of grant.

Initially, 7,885 shares of the Company's voting common stock were authorized for issuance under the 1998 Option Plan. In the event of certain changes in the Company's capital structure affecting the common stock, the Board of Directors may make appropriate adjustments in the number of shares then covered by options and, where applicable, the exercise price of options under the 1998 Option Plan.

As of December 31, 1998, 6,321 options have been granted under the 1998 Option Plan with an exercise price of $4,030. These options expire in 2007.

DAY STOCK OPTION PLAN

Certain employees hold options which were previously granted under the Day International Group, Inc. Stock Option Plan (the "Day Option Plan"). In connection with the Acquisition, all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options of $8,585 was recorded in 1998. As of December 31, 1998, 2,462.5 options have been granted under the Day Option Plan with an exercise price of $1,000 a share and 310 options have been granted with an exercise price of $1,200 a share. Also, the options expire as follows:
2,387.5 expire in 2005, 75 expire in 2006 and 310 expire in 2007.

The following table summarizes activity in the Company's stock option plans:

                                                                 1998                    1997                  1996
                                                                 ----                    ----                  ----
                                                                     EXERCISE                EXERCISE               EXERCISE
                                                          SHARES      PRICE        SHARES      PRICE      SHARES     PRICE
                                                          ------      -----        ------      -----      ------     -----
Outstanding at beginning
  of period                                               2,915                    2,605      $ 1,000      2,730     $ 1,000
Granted                                                   6,321      $ 4,030         310      $ 1,200         75     $ 1,000
Exercised                                                (142.5)     $ 1,000                                 (18)    $ 1,000
Canceled                                                                                                    (182)    $ 1,000
                                                        -------                  -------                 -------
Outstanding at end of  period                           9,093.5                    2,915                   2,605
                                                        =======                  =======                 =======
Exercisable at end of  period                           2,772.5                    1,520                     862
                                                        =======                  =======                 =======
Weighted-average fair  value
  of options granted during
  the year using the Black-Scholes
  options-pricing model                                              $ 1,860                  $ 1,548                $   662
                                                                     =======                  =======                =======
Weighted-average  assumptions used for grants:
  Expected dividend yield                                                 0%                       0%                      0%
  Expected life of options                                           9 years                  9 years                 9 years
  Risk-free interest rate                                                 7%                       7%                      7%

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company was required to adopt in 1996. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. Had compensation costs been determined based on the fair value method of SFAS No. 123, the Company's net earnings would have been reduced by $457 in 1998, $255 in 1997 and $214 in 1996.

Also, warrants to purchase up to 74 shares of Common Stock that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof have been granted to one of the

Board members as compensation for services as a director. Had compensation costs been determined based on the fair value method of SFAS No. 123, the Company's net earnings would have been reduced by $25 in 1998.

J.       RETIREMENT PLANS

The Company has non-contributory defined benefit plans covering certain associates of its UK, German and French subsidiaries. Benefits under these plans are based primarily on years of service and qualifying compensation during the final years of employment. Plan assets include marketable equity securities. The Company's funding policy complies with the requirements of local laws and regulations.

Day also sponsors defined contribution plans for certain of its associates, which provide for Company contributions of a specified percentage of each associate's total compensation.

The funded status of the Company's defined benefit plans at December 31, 1998 and 1997 is as follows:

                                                                                   1998                   1997
                                                                                   ----                   ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                          $ 11,355                $ 10,636
Service cost                                                                          570                     506
Interest cost                                                                         756                     728
Plan participant contributions                                                        247                     234
Actuarial losses                                                                    1,699                     520
Benefits paid                                                                      (1,411)                   (793)
Foreign currency exchange impact                                                      119                    (476)
                                                                                 --------                --------
Benefit obligation at end of year                                                  13,335                  11,355
                                                                                 --------                --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at the beginning of the year                             10,894                  10,652
Actual return on plan assets                                                        1,447                     977
Employer contribution                                                                 371                     113
Plan participant contributions                                                        247                     234
Benefits paid                                                                      (1,409)                   (748)
Foreign currency exchange impact                                                       59                    (334)
                                                                                 --------                --------
Fair value of plan assets at end of year                                           11,608                  10,894
                                                                                 --------                --------

Funded status                                                                      (1,727)                   (461)
  Unrecognized net actuarial (gain) loss                                            1,333                      (4)
                                                                                 --------                --------

(Accrued) pension costs                                                          $   (394)               $   (465)
                                                                                 ========                ========

The projected benefit obligation was determined using an assumed discount rate of 5.5% and 7.0% in 1998 and 1997, respectively, and an assumed long-term rate of increase in compensation of 4% in 1998 and 5% in 1997. The assumed long-term rate of return on plan assets was 8.0% in 1998 and 9.0% in 1997.

A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                                                                1998             1997              1996
                                                                                ----             ----              ----
Defined benefit plans:
  Service cost                                                                   $570            $  506          $   433
  Interest cost                                                                   756               728              701
  Actual return on plan assets                                                 (1,447)             (977)          (1,006)
  Net amortization and deferral                                                   507                95              265
                                                                               ------            ------          -------
Net periodic pension cost                                                         386               352              393
Defined contribution plans                                                      1,174             1,458            1,247
                                                                               ------            ------          -------
Total pension expense                                                          $1,560            $1,810          $ 1,640
                                                                               ======            ======          =======


K.       OTHER POSTRETIREMENT BENEFITS

Day provides certain contributory health care and life insurance benefits for certain U.S. associates. Those associates may become eligible for these postretirement benefits if they retire on or after age 55 with at least ten years of service.

The status of Day's plan at December 31, 1998 and 1997, which is unfunded, is as follows:


                                                                     1998              1997
                                                                     ----              ----

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                              $4,571           $3,850
Service cost                                                            381              386
Interest cost                                                           327              315
Actuarial losses                                                        168              176
Benefits paid                                                          (218)            (156)
                                                                     ------           ------
Benefit obligation at end of year                                     5,229            4,571

  Unrecognized net actuarial gain (loss)                                 (7)             161
                                                                     ------           ------

Accrued postretirement benefit obligation                            $5,222           $4,732
                                                                     ======           ======


The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost rate trend) is assumed to be 8.5% and decreasing gradually to 4.5% in 2007 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $993 at December 31, 1998 and the interest and service cost would have been $151 higher for the year ended December 31, 1998. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $786 at December 31, 1998 and the interest and service cost would have been $118 lower for the year ended December 31, 1998.

A discount rate of 6.5% and 7.0% was used in determining the accumulated obligation as of December 31, 1998 and 1997, respectively.

Net periodic postretirement benefit costs include the following components for the years ended December 31, 1998, 1997 and 1996:


                                                                   1998              1997             1996
                                                                   ----              ----             ----
Service cost                                                       $381              $386             $348
Interest cost                                                       327               315              263
                                                                   ----              ----             ----
Net periodic postretirement benefit costs                          $708              $701             $611
                                                                   ====              ====             ====


L.       LEASE COMMITMENTS AND CONTINGENCIES

The Company leases certain warehouses, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $802, $780 and $811, respectively. At December 31, 1998, future minimum lease commitments for noncancelable operating leases are:


         1999                                                    $  519
         2000                                                       389
         2001                                                       265
         2002                                                       152
         2003                                                        63
         Thereafter                                                  --
                                                                 ------
                  Total                                          $1,388

There are currently no environmental claims against the Company for the costs of environmental remediation measures taken or to be taken. The Company is operating under a consent decree related to its Michigan manufacturing facility for environmental matters that occurred prior to the acquisition by American Industrial Partners in 1995. Independent environmental consultants have assessed the environmental matters. Based on this assessment and management's best estimates of the liability associated with these matters, reserves for such liabilities have been established and no insurance recoveries have been anticipated in determining the reserves. The Company's previous parent and its parent, M.A. Hanna, have agreed to indemnify the Company for certain costs associated with these matters. At December 31, 1998, a $791 indemnification receivable is recorded. Management believes that this receivable is fully realizable. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the operations, financial position or cash flows of the Company.

M.       SUPPLEMENTAL CONSOLIDATING INFORMATION

As described in Note A, in April 1995, the Company issued $100,000 of 11 1/8% Senior Notes in conjunction with the purchase of Day International, Inc., ("Day") from M.A. Hanna and in March 1998, the Company issued $115,000 of
9 1/2% Senior Subordinated Notes in conjunction with the acquisition of the Company by Greenwich (collectively, the "Notes"). As a result of the 1995 acquisition, Day International, Inc. ("Day International" or "Guarantor") became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of Day International and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non guarantor subsidiaries. In 1996, intercompany notes were put in place through a dividend which effectively transfers the interest expense from Day International Group, Inc. to Day International, Inc. The following are the supplemental combined condensed balance sheets as of December 31, 1998 and 1997, the supplemental combined condensed statements of operations and cash flows for the years ended December 31, 1998, 1997 and 1996 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1998


                                                                      DAY
                                                       DAY           INTER-
                                                     INTER-          NATIONAL         NON
                                                    NATIONAL           INC.        GUARANTOR
                                                   GROUP, INC.     (GUARANTOR)    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   -----------     -----------    ------------  ------------   ------------
ASSETS
Cash and cash equivalents                          $    3,256        $   (955)   $    2,461                      $  4,762
Accounts receivable -- net                                             10,147         8,483                        18,630
Inventories                                                            11,450         7,729                        19,179
Other assets                                                            2,527         1,283                         3,810
                                                     --------        --------      --------   ------------       --------
         TOTAL CURRENT ASSETS                           3,256          23,169        19,956             --         46,381
Intercompany                                          253,367              --                    $(253,367)            --
Property, plant and equipment -- net                                   36,812        13,493                        50,305
Investment in subsidiaries                            (52,370)         28,561                       23,809             --
Intangible and other assets                                           142,819        17,903                       160,722
                                                     --------        --------     ---------      ---------       --------
         TOTAL ASSETS                                $204,253        $231,361      $ 51,352      $(229,558)      $257,408
                                                     ========        ========      ========      =========       ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                     $  2,702      $  3,337      $    (134)      $  5,905
Current maturities of long-term debt                 $  1,292                                                       1,292
Accrued associate related costs and
  other expenses                                        4,336           9,261         6,881                        20,478
                                                      -------        --------      --------      ---------       --------
         TOTAL CURRENT LIABILITIES                      5,628          11,963        10,218           (134)        27,675
Intercompany                                          (15,082)        255,984        12,331       (253,233)            --
Long-term and subordinated long-term
  debt                                                256,223                                                     256,223
Other long-term liabilities                                            14,187         2,979                        17,166
Exchangeable Preferred Stock                           36,627                                                      36,627
Total stockholders' equity (Deficit)                  (79,143)        (50,773)       25,824         23,809       (80,283)
                                                    ----------      ----------     --------      ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                   $204,253        $231,361      $ 51,352      $(229,558)      $257,408
                                                     ========        ========      ========      =========       ========

                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1997


                                                                    DAY
                                                       DAY        INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents                            $    596        $   (320)     $    504                      $    780
Accounts receivable -- net                                             12,215         9,757                        21,972
Inventories                                                            10,637         5,864                        16,501
Other assets                                                            1,936         1,459                         3,395
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT ASSETS                             596          24,468        17,584             --         42,648
Intercompany                                          130,000              --                    $(130,000)            --
Property, plant and equipment -- net                                   35,931         8,861                        44,792
Investment in subsidiaries                             70,337          23,106                      (93,443)            --
Intangible and other assets                                           132,809         5,278                       138,087
                                                     --------        --------      --------      ---------       --------
         TOTAL ASSETS                                $200,933        $216,314      $ 31,723      $(223,443)      $225,527
                                                     ========        ========      ========      =========       ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Accounts payable                                                     $  4,736      $  3,532      $    (525)      $  7,743
Current maturities of long-term debt                                                    774                           774
Accrued associate related costs and
  other expenses                                     $    990           8,899         4,613                        14,502
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT LIABILITIES                        990          13,635         8,919           (525)        23,019
Intercompany                                            8,286         121,217           (28)      (129,475)            --
Long-term and subordinated long-term
  debt                                                130,000                           109                       130,109
Long-term post retirement benefits
  and other                                                             9,527         2,683                        12,210
Total stockholders' equity                             61,657          71,935        20,040        (93,443)        60,189
                                                     --------        --------      --------      ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                             $200,933        $216,314      $ 31,723      $(223,443)      $225,527
                                                     ========        ========      ========      =========       ========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998


                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------

Net sales                                           $      --        $130,850       $42,216        $    --       $173,066
Cost of goods sold                                                     80,207        29,948                       110,155
                                                    ---------        --------       -------        -------       --------
         Gross profit                                      --          50,643        12,268             --         62,911
Selling, general and administrative                         6          21,335         7,775                        29,116
Compensation and related transaction costs                             18,018                                      18,018
Amortization of intangibles                                             2,520            45                         2,565
Management fees                                                         1,043                                       1,043
                                                    ---------        --------       -------        -------       --------
         Operating income                                  (6)          7,727         4,448             --         12,169
Other expenses (income):
Equity in (earnings) loss of subsidiaries              11,573          (1,441)                     (10,132)            --
Interest expense                                        2,797          24,673                                      27,470
Other (income) expense                                    (54)         (1,880)        2,240                           306
                                                    ---------       ---------       -------        -------       --------
         Income (loss) before income taxes
             and extraordinary items                  (14,322)        (13,625)        2,208         10,132        (15,607)
Income taxes (benefit)                                 (1,019)         (2,480)          767                        (2,732)
                                                    ---------       ---------       -------        -------       --------
         Income (loss) before
             extraordinary items                      (13,303)        (11,145)        1,441         10,132        (12,875)
Extraordinary losses on early
    extinguishment of debt                              3,124             428            --             --          3,552
                                                    ---------       ---------       -------        -------       --------
         Net income (loss)                          $ (16,427)      $ (11,573)      $ 1,441        $10,132       $(16,427)
                                                    =========       =========       =======        =======       ========


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
                                                      =======        ========       =======       ========       ========


                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996


                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------

Net sales                                             $    --        $101,284       $35,530       $     --       $136,814
Cost of goods sold                                                     60,838        23,764                        84,602
                                                      -------        --------       -------       --------       --------
         Gross profit                                      --          40,446        11,766             --         52,212
Selling, general and administrative                        35          15,904         7,717                        23,657
Amortization of intangibles                                             6,291           183                         6,474
Management fees                                                           920                                         920
                                                      -------        --------       -------       --------       --------
         Operating income                                 (36)         17,331         3,866             --         21,161
Other expenses (income):
Equity in earnings of subsidiaries                     (2,976)         (2,526)                       5,502             --
Interest expense                                           --          16,078           295                        16,373
Other (income) expense                                    (87)           (132)            -              -           (219)
                                                      -------         -------       -------       --------       --------
         Income before income taxes                     3,027           3,911         3,571         (5,502)         5,007
Income taxes                                               20             935         1,045                         2,000
                                                      -------        --------       -------       --------       --------
         Net income                                   $ 3,007        $  2,976       $ 2,526       $ (5,502)      $  3,007
                                                      =======        ========       =======       ========       ========


                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998



                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Operating Activities:
Net income (loss)                                   $ (16,427)      $ (11,573)      $ 1,441       $ 10,132      $ (16,427)
  Adjustments to reconcile net
    income (loss)to net cash provided by
    (used in) operating activities:
  Extraordinary loss on early
     extinguishment of debt                             3,124             428                                       3,552
  Depreciation and amortization                                        11,817         1,671                        13,488
  Non-cash charge related to stock
    option awards                                                       8,585                                       8,585
  Equity in (earnings) loss of subsidiaries            11,573          (1,441)                     (10,132)            --
  Deferred income taxes and other                                      (3,772)                                     (3,772)
  Changes in operating assets and liabilities           3,346            (125)          775             (9)         3,987
                                                    ---------      ----------       -------       --------      ---------
Net cash provided by (used in)
  operating activities                                  1,616           3,919         3,887             (9)         9,413
Investing activities:
Cash paid for acquisition                                              (4,007)      (15,376)                      (19,383)
Capital expenditures                                                   (5,015)       (2,088)                       (7,103)
                                                    ---------      ----------       -------       --------      ----------
Net cash used in investing activities                      --          (9,022)      (17,464)            --        (26,486)
Financing Activities:
Proceeds from issuance of 2008 Notes                  111,134                                                     111,134
Proceeds from issuance of  exchangeable
   preferred stock                                     32,986                                                      32,986
Proceeds from issuance of term loans                   50,000                                                      50,000
Proceeds from issuance common stock                     9,731                                                       9,731
Contributions from shareholders                         4,573                                                       4,573
Repayment of existing credit facility                 (30,000)                         (902)                      (30,902)
Repayment of bridge loan                             (140,000)                                                   (140,000)
Payment of consent fee                                 (6,500)                                                     (6,500)
Payment of deferred financing fees                     (3,119)                                                     (3,119)
Net payments on credit facilities                      (7,100)                                                     (7,100)
                                                    ---------       ---------       -------       --------      ---------
Net cash provided by (used in)
   financing activities                                21,705              --          (902)            --         20,803
Intercompany transfers and dividends                  (20,661)          4,468        16,184              9             --
Effects of exchange rates on cash                                                       252                           252
                                                    ---------       ---------       -------       --------      ---------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                      2,660            (635)        1,957             --          3,982
Cash and cash equivalents at beginning of period          596            (320)          504                           780
                                                    ---------       ---------       -------       --------      ---------
Cash and cash equivalents at end of period          $   3,256       $    (955)      $ 2,461       $     --      $   4,762
                                                    =========       =========       =======       ========      =========


                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997


                                                                     DAY
                                                        DAY         INTER-
                                                       INTER-       NATIONAL        NON
                                                      NATIONAL        INC.        GUARANTOR
                                                     GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -----------   -----------   ------------   ------------   ------------

Operating Activities:
Net income                                            $ 7,917         $ 7,926       $ 3,760       $(11,686)       $ 7,917
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                        11,464         1,601                        13,065
  Non-cash charge related to stock
    option awards                                         308                                                         308
  Equity in earnings of subsidiaries                   (7,926)         (3,760)                      11,686             --
  Deferred income taxes and other                                       3,710          (182)                        3,528
  Changes in operating assets and
    liabilities                                           (78)         (3,693)       (1,276)          (100)        (5,147)
                                                      -------         -------       -------       --------        -------
Net cash provided by (used in)
  operating activities                                    221          15,647         3,903           (100)        19,671
Investing activities:
Cash paid for David M                                                   1,513                                       1,513
Capital expenditures                                                   (3,627)       (1,497)                       (5,124)
Other                                                                   1,107                                       1,107
                                                      -------         -------       -------       --------        -------
Net cash used in investing activities                      --          (1,007)       (1,497)            --         (2,504)
Financing Activities:
Sale of common shares                                     120                                                         120
Purchase of common shares                                                                                              --
Net payments on credit facilities                     (18,500)                       (3,321)                      (21,821)
                                                      -------         -------       -------       --------        -------
Net cash used in financing activities                 (18,380)             --        (3,321)            --        (21,701)
Intercompany transfers and dividends                   15,998         (14,234)       (1,864)           100             --
Effects of exchange rates on cash                                                      (119)                         (119)
                                                      -------         -------       -------       --------        -------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                     (2,161)            406        (2,898)            --         (4,653)
Cash and cash equivalents at beginning
  of period                                             2,757            (726)        3,402                         5,433
                                                      -------         -------       -------       --------        -------
Cash and cash equivalents at end
  of period                                           $   596         $  (320)      $   504       $     --        $   780
                                                      =======         =======       =======       ========        =======


                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996


                                                                       DAY
                                                       DAY           INTER-
                                                     INTER-         NATIONAL          NON
                                                    NATIONAL          INC.         GUARANTOR
                                                   GROUP, INC.     (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------     -----------   ------------   ------------   ------------
Operating Activities:
Net income                                            $ 3,007         $ 2,976       $ 2,526        $(5,502)       $ 3,007
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                      13,589         1,519                        15,108
    Equity in earnings of subsidiaries                 (2,976)         (2,526)                       5,502             --
    Deferred income taxes and other                                        88          (456)           514            146
    Change in operating assets and
      liabilities                                        (343)            696           (57)          (494)          (198)
                                                      -------         -------       -------        -------        -------
Net cash provided by (used in)
  operating activities                                   (312)         14,823         3,532             20         18,063
Investing activities:
  Cash paid for David M.                                              (11,285)                                    (11,285)
  Capital expenditures                                                 (3,968)       (1,253)                       (5,221)
  Other                                                                (2,665)          921            637         (1,107)
                                                      -------         -------       -------        -------        -------
Net cash used in investing activities                      --         (17,918)         (332)           637        (17,613)
Financing activities:
  Sale of common shares                                    73                                                          73
  Purchase of common shares                              (141)                                                       (141)
  Net proceeds from revolving credit
    facility                                           (2,750)                        3,991                         1,241
                                                      -------         -------       -------        -------        -------
Net cash provided by (used in)
  financing activities                                 (2,818)                        3,991                         1,173
Intercompany transfers and dividends                    5,484           2,282        (7,109)          (657)            --
Effects of exchange rates on cash                                                        41                            41
                                                      -------         -------       -------        -------        -------
Cash and Cash Equivalents:
  Net increase (decrease) in cash and
    cash equivalents                                    2,354            (813)          123             --          1,664
  Cash and cash equivalents at
    beginning of period                                   403              87         3,279                         3,769
                                                      -------         -------       -------        -------        -------
  Cash and cash equivalents at end
    of period                                         $ 2,757         $  (726)      $ 3,402        $    --        $ 5,433
                                                      =======         =======       =======        =======        =======

N.    RECENTLY ISSUED ACCOUNTING STANDARD

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

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 20, 1998, the Company's Board of Directors voted to approve the engagement of Arthur Andersen LLP as its independent auditors' for the year ending December 31, 1998 to replace the firm of Deloitte & Touche LLP. The reason for this change is the change in control of the Company as previously reported in Form 8-K dated January 16, 1998.

In connection with the audit of the Company's financial statements for the year ended December 31, 1998, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The reports of Deloitte & Touche LLP on the Company's financial statements for the years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's financial statements for the years ended December 31, 1997 and 1996, and in the subsequent interim periods, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

No event of the type described in Item 304(a)(1)(v) of Regulation S-K occurred during the period described above.

Prior to the Board's determination to engage Arthur Andersen LLP as its independent auditors' for the year ending December 31, 1998, Arthur Andersen LLP performed certain due diligence procedures for the new majority shareholders and was consulted on the accounting treatment and disclosure requirements of certain acquisition related transactions included in the Company's 144A Offering Memorandum and Form S-4 Registration Statement, all of which are reflected in the Company's pro forma financial statements which give effect to the acquisition of the Company by affiliates of Greenwich Street Capital Partners, Inc. and SG Capital Partners LLC .

There were no written views regarding the above accounting matters that were received by the Company. Deloitte & Touche LLP was not consulted on these matters.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and a brief account of the business experience of each person who is a director or executive officer of the Company. Four of the directors, Messrs. Eckert, and Ferguson and Ms. Vanden Beukel, were elected as directors on the Acquisition Closing Date in connection with the Acquisition.

NAME                                     AGE                              POSITION
----                                     ---                              --------
Alfred C. Eckert III                      51         Chairman of the Board
Dennis R. Wolters                         52         Chief Executive Officer, President and Director
David B. Freimuth                         46         Vice President and Chief Financial Officer
John R. Elia                              51         Vice President, Operations, Image Transfer
William B. Branson                        40         Vice President, General Manager, Textiles
Michael E. McLean                         49         Vice President, Technology, Planning and New
                                                     Product Development, Image Transfer
Dermot Healy                              44         Managing Director, Europe
Michael P. Neroni                         34         National Sales Director, Image Transfer
Dwaine R. Brooks                          56         Director, Human Resources and Assistant
                                                     Secretary
William C. Ferguson                       69         Director
Christine K. Vanden Beukel                28         Director, Secretary


Alfred C. Eckert III has been the President of Greenwich Street Capital Partners, Inc. ("Greenwich Street") since January 1994 and President of GSCP, Inc. since June 1998. Since 1991, Mr. Eckert has been a general partner of Greycliff Partners. From 1984 to 1991, Mr. Eckert was a general partner of Goldman, Sachs & Co. He is a director of Eastgate Group Limited, Telex Communications, Inc., IPC Magazines and McKesson HBOC, Inc.

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

William C. Ferguson retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. From 1987 to 1989, Mr. Ferguson was Vice Chairman, then President and Chief Executive Officer of NYNEX. Prior to that, from 1971 to 1983, Mr. Ferguson held a number of executive positions with New York Telephone and Michigan Bell. Mr. Ferguson is also a director of Best Foods Corporation, Corn Products International.

Christine K. Vanden Beukel joined Greenwich Street at its inception in 1994 and is an officer of GSCP, Inc. Ms. Vanden Beukel previously worked in the investment banking division of Smith Barney Inc. Ms. Vanden Beukel is also a director of Telex Communications, Inc.

As compensation for his services as director, Mr. Ferguson has received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. None of the other directors will receive any compensation for their services as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for 1998, 1997, and 1996 for Mr. Wolters and the four other most highly compensated officers of the Company at the end of 1998.


                                                                                LONG TERM COMPENSATION
                                                                                ----------------------
                                                                                AWARDS         PAYOUTS
                                                                                ------         -------
                                                          ANNUAL              SECURITIES
NAME AND                                              COMPENSATION            UNDERLYING         LTIP            ALL OTHER
PRINCIPAL POSITION                   YEAR          SALARY        BONUS        OPTIONS(#)      PAYOUTS(a)       COMPENSATION
------------------                   ----          ------        -----        ----------      ----------       ------------
Dennis R. Wolters,                   1998         $200,000      $191,410          2,850          $    -       $5,084,715(b)
  President and                      1997          193,333       221,436              0          20,534          242,501(c)
  Chief Executive                    1996          186,667        77,063              0          29,178           13,442
  Officer

David B. Freimuth,                   1998          105,000        50,371            780               -        2,537,727(b)
  Vice President                     1997          101,667        58,615            110           6,703          166,355(c)
                                     1996           90,000        19,265              0           7,586            7,662

William B. Branson,                  1998           94,000        28,947            270               -          103,370(b)
  Vice President                     1997           90,500        45,465              0           6,703          222,798(c)
                                     1996           90,442        34,296              0           6,419           11,530

Michael E. McLean,                   1998           91,000        44,124            385               -           11,680
  Vice President                     1997           89,000        47,750              0           6,703          172,643(c)
                                     1996           86,833        15,596              0           7,586           16,166

John R. Elia,                        1998           88,000        51,091            355               -            8,108
 Vice President                      1997           86,000        54,338              0           7,679          166,894(c)
                                     1996           83,567        20,246              0          11,087           28,567



(a) Represents compensation received under a Hanna long-term incentive plan. The Company has replaced the Hanna long-term incentive plan with a stock option program.

(b) Includes principally the Executive Incentive Bonus Arrangements as a result of the Greenwich Street Acquisition. See "Certain Relationships and Related Transactions".

(c) Includes principally the balance of sales fulfillment incentive fees as a result of the AIP Acquisition.

The following table sets forth information concerning the options to purchase common stock granted in 1998 for Mr. Wolters and the four other most highly compensated officers of the Company at the end of 1998.



                                                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                     --------------------------------------
                                                                % OF TOTAL
                                                                 OPTIONS/
                                                 NUMBER OF         SARS
                                                SECURITIES        GRANTED
                                                UNDERLYING          TO           EXERCISE                           GRANT
                                                 OPTIONS/        EMPLOYEES          OR                              DATE
NAME AND                                           SARS             IN          BASE PRICE        EXPIRATION      PRESENT
PRINCIPAL POSITION                             GRANTED(#)(B)       1998          ($/SHARE)           DATE       VALUE ($)(a)
------------------                             -------------       ----          ---------           ----       ------------

Dennis R. Wolters,
  President and Chief
  Executive Officer                                 450   (b)       7.1%            $4,030            2007      $  976,500
                                                    824   (c)      13.0%            $4,030            2007       1,788,080
                                                  1,576   (d)      24.9%            $4,030            2007       3,419,920
David B. Freimuth,
  Vice President                                    124   (b)       2.0%            $4,030            2007      $  269,080
                                                    226   (c)       3.6%            $4,030            2007         490,420
                                                    430   (d)       6.8%            $4,030            2007         933,100
William B. Branson,
Vice President                                       43   (b)       0.8%            $4,030            2007      $   93,310
                                                     79   (c)       1.2%            $4,030            2007         171,430
                                                    148   (d)       2.3%            $4,030            2007         321,160
Michael E. McLean,
Vice President                                       61   (b)       1.0%            $4,030            2007      $  132,370
                                                    112   (c)       1.8%            $4,030            2007         243,040
                                                    212   (d)       3.4%            $4,030            2007         460,040
John R. Elia,
Vice President                                       56   (b)       0.9%            $4,030            2007      $  121,520
                                                    103   (c)       1.6%            $4,030            2007         223,510
                                                    196   (d)       3.1%            $4,030            2007         425,320



(a) The grant date present value calculated using Black-Scholes pricing model.
(b) Represents service options that, subject to the continuous employment of the named executive officer, become vested in five equal annual installments on each of the first five anniversaries of the grant date.
(c) Represents performance and super performance options that, subject to the continuous employment of the named executive officer, become vested as follows: (a) one-fifth of the options become vested on each of the first five anniversaries of the date of grant if the Company achieves certain annual and cumulative EBITDA targets, and (b) any options that do not become vested as provided above will become vested on the ninth anniversary of the date of grant.

(d) Represents exit options that, subject to the continuous employment of the named executive officer, become vested as follows: (a) based upon the internal rate of return of Greenwich Street realized in connection with the disposition of its investment in the Company, and (b) any options that do not become vested as provided above will become vested on the ninth anniversary of the date of grant.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES



                                                                                   NUMBER
                                                                                OF SECURITIES           VALUE OF
                                                                                  UNDERLYING          UNEXERCISED
                                                                                 UNEXERCISED          IN-THE-MONEY
                                                                                 OPTIONS/SARS         OPTIONS/SARS
                                                                                 AT FY-END(#)          AT FY-END($)
                                                                                 ------------          ------------
                                           SHARES                                EXERCISABLE/          EXERCISABLE/
                                         ACQUIRED ON         VALUE                 UNEXER-               UNEXER-
NAME                                     EXERCISE(#)      REALIZED($)              CISABLE              CISABLE(1)
----                                     -----------      -----------              -------              ----------

Dennis R. Wolters                              0                0                  1,200/               $3,636,000/
                                                                                   2,850                $     -

David B. Freimuth                              0                0                    310/               $917,300/
                                                                                     780                $     -

William B. Branson                             0                0                    112.5/             $340,875/
                                                                                     270                $     -

Michael E. McLean                              0                0                    200/               $606,000/
                                                                                     385                $     -

John R. Elia                                   0                0                    200/               $606,000/
                                                                                     355                $     -


(1) Based upon estimated fair market value of the shares less the exercise price.

EMPLOYMENT AGREEMENTS

Each of Messrs. Wolters and Freimuth is a party to an employment agreement with the Company, having a term of five years from the Acquisition Closing Date, subject to annual renewals thereafter unless notice of non-renewal is given. Under the employment agreements, each of Messrs. Wolters and Freimuth receives annual base salaries of $200,000 and $105,000, respectively (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $200,000 and $55,000, respectively. The agreements also contain certain non-competition and non-solicitation provisions. Subject to certain exceptions, in the event that the executive is actually or constructively terminated under the employment agreement by the Company without cause, each employment agreement provides that the executive is entitled to receive the following compensation: (i) accrued salary,
(ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, (iii) (a) in the event of a termination on or after the first anniversary of the Acquisition Closing Date but before the end of the 5-year term of the agreement, a lump sum equal to two times the executive's base salary and annual incentive bonus target and (b) in the event of a termination on or after the end of the 5-year term of the agreement, a lump sum equal to one times base salary and annual incentive bonus target and (iv) continuation of benefits and perquisites for one year following termination. As described in Item 1--"Business" and Item 13--"Certain Relationships and Related Transactions," upon the consummation of the Acquisition, each of Messrs. Wolters and Freimuth received an incentive bonus pursuant to the Executive Incentive Bonus Arrangements. Mr. Wolters' incentive bonus was $4,868,750 and Mr. Freimuth's incentive bonus was $2,434,375. Each of Messrs. Wolters and Freimuth also served as an officer of GSD prior to its merger up into its two shareholders and, in consideration for the performance of such services, received signing bonuses on the Acquisition Closing Date in the amounts of $198,566 and $99,283, respectively.

Each of Messrs. Branson, McLean and Brooks is a party to an employment agreement with the Company, having a term of two years from the Acquisition Closing Date. Under the employment agreements, each of Messrs. Branson, McLean and Brooks receives annual base salaries of $94,000, $91,000 and $78,500, respectively (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $43,000, $43,000 and $40,000, respectively. The agreements also contain certain non-competition provisions. Each of the employment agreements also provided for the payment of a completion bonus in the amount of $50,000 if the executive remains employed with the Company through the first anniversary of the Acquisition Closing Date. The completion bonuses were paid in February 1999. Subject to certain exceptions, in the event that the executive is actually or constructively terminated under the employment agreement by the Company without cause, each employment agreement provides that the executive is entitled to receive the following compensation:
(i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, (iii) a lump sum equal to up to two times the executive's base salary and annual incentive bonus target, assuming that 100% of the annual plan target was met, and (iv) any portion of the $50,000 completion bonus earned but not yet paid. As described in Item 1--"Business" and Item 13--"Certain Relationships and Related Transactions," upon the consummation of the Acquisition, Mr. Branson also received an incentive bonus in the amount of $100,000.

COMPENSATION COMMITTEE INTERLOCKS

Executive compensation is determined by the Board of Directors. Mr. Eckert and Ms. Vanden Beukel are the President and Managing Director of Greenwich Street, respectively. Mr. Ferguson serves on the Advisory Board of Greenwich Street. Greenwich Street and SG Capital Partners LLC ("SGCP"), the Company's controlling shareholders, provide business, financial and management advisory services to the Company for an annual total fee of $1 million, plus expenses. The Company also indemnifies Greenwich Street and SGCP from and against certain liabilities. Mr. Wolters is the President and Chief Executive Officer of the Company. Pursuant to his Executive Bonus Arrangement, Mr. Wolters received $4,868,750 upon consummation of the Acquisition. Mr. Wolters also received options to purchase 2,850 shares of Common Stock during 1998. See "Certain Relationships and Related Transactions". No other officers of the Company participated in Board deliberations regarding executive compensation in 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, including options to acquire Common Stock, by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each Director, (iii) the Company's Chief Executive Officer and the Company's other named executive officers (as determined in accordance with the rules of the Commission), and (iv) all of the Company's executive officers and Directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all the shares of stock indicated.


                                                                       NO. OF SHARES OF          % OF
                                                                         COMMON STOCK           COMMON
NAME OF BENEFICIAL OWNER                                                    (a)(b)               STOCK
------------------------                                                    ------               -----
Dennis R. Wolters                                                           1,590                 6.0
David B. Freimuth                                                             435                 1.7
Michael E. McLean                                                             225                 0.9
John R. Elia                                                                  211                 0.8
Dwaine R. Brooks                                                              146                 0.6
William B. Branson                                                            151                 0.6
Alfred C. Eckert III(c)                                                        --                  --
Christine K. Vanden Beukel(c)                                                  --                  --
William C. Ferguson                                                            15                 0.1
All Directors and Executive Officers
  as a Group (21 persons)                                                   3,645                13.8
SG Capital Partners LLC                                                     3,777.5              14.3
Greenwich IV LLC(c)                                                        18,912                71.8
                                                                           ------               -----
         Total                                                             26,334.5             100.0


(a) Beneficial ownership is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. The table includes Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this report. As of the date of this report, the number of such shares is 3,036.5.

(b) The Shares of Common Stock owned by SGCP are Class B Non-Voting Common Stock. All other shares are shares of Class A Voting Common Stock.

(c) Greenwich IV LLC is an affiliate of Greenwich Street. Mr. Eckert and Ms. Vanden Beukel may be deemed to beneficially own the 18,912 shares of Common Stock beneficially owned by Greenwich IV LLC by virtue of their affiliation with Greenwich Street. Mr. Eckert and Ms. Vanden Beukel disclaim any such beneficial ownership.

THE STOCKHOLDERS AGREEMENT

The Stockholders Agreement provides for the number of directors of the Board of Directors of the Company to be such number as designated by Greenwich Street, which initially shall be five, and for the composition of the Board of Directors of the Company to consist of four individuals designated as designated by Greenwich Street and, for so long as SGCP holds 5% of the outstanding Common Stock, one individual designated by SGCP.

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

The Stockholders Agreement creates certain conventional "drag" and "tag" rights with respect to the shares of the Common Stock owned by the Management Stockholders. The Stockholders Agreement also provides that at any time after the Acquisition Closing Date, Greenwich Street shall have the right to require the Company to effect up to two registrations of their Common Stock on Form S-1 under the Securities Act and, if available, unlimited registrations on Form S-2 or S-3 under the Securities Act; from and after a public offering, SGCP shall have the right to require the Company to effect up to two registrations of the Common Stock on Form S-3 under the Securities Act and that the Company shall pay all registration expenses in connection with each registration of shares of the Common Stock pursuant to the Stockholders Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged the Investors, pursuant to the Management Agreement, to provide it with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. The Management Agreement provides for an annual fee of $1.0 million to be paid to the Investors and contains indemnification and expense reimbursement provisions which are customary for management agreements of this type. The Management Agreement will continue in full force and effect, and shall terminate upon, the earlier to occur of (i) the tenth anniversary of the date hereof and (ii) the date on which Greenwich Street Capital Partners, L.P. or its affiliates no longer, directly or indirectly, own any shares of capital stock of the Company, and may be earlier terminated by Greenwich Street, in its sole discretion.

Pursuant to their Executive Incentive Bonus Arrangements, Dennis R. Wolters, David B. Freimuth, William B. Branson and Thomas J. Koenig received $4,868,750, $2,434,375, $100,000 and $25,000 respectively, upon the consummation of the Acquisition.

SGCP owns 3,777.5 shares of Class B Non-Voting Common Stock representing 14.3% of the outstanding Common Stock (on a fully-diluted basis). Societe Generale is the Administrative Agent and the lender under both the GSD Credit Facility and the Senior Secured Credit Facility.

In 1998, certain members of management purchased 57 shares of Common Stock at $4,030 per share. Members of management were also granted options to purchase an aggregate of 6,321 shares of Common Stock at an exercise price of $4,030 per share. See "Executive Compensation - Option Grants in 1998."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

DAY INTERNATIONAL GROUP, INC.
Years ended December 31, 1998, 1997 and 1996:

     Independent Auditors' Reports
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Comprehensive Income (Loss)
     Consolidated Statements of Stockholders' Equity (Deficit)
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES
    Years ended December 31, 1998, 1997 and 1996:
       Independent Auditors' Reports - At pages 30 and 31 of this Report.
       Schedule II - Valuation and Qualifying Accounts (At page 77 of this Report).

     The information required to be submitted in Schedules I, III, IV and V for Day International Group, Inc. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(b)      REPORTS ON FORM 8-K

     Form 8-K dated January 16, 1998 - Affiliates of Greenwich Street Capital Partners, Inc. and SG Capital Partners LLC completed the acquisition of 93.9% of the common stock of Day International Group, Inc. from American Industrial Partners Capital Fund, L.P. and American Industrial Partners Capital Fund II, L.P., certain affiliates of AIP and certain management stockholders.

     Form 8-K dated February 20, 1998 - A Consent Solicitation Statement was distributed to the registered holders of the 11 1/8% Senior Subordinated Notes due 2005 soliciting consent to certain amendments to the Indenture which governs the Notes.

     Form 8-K dated April 20, 1998, as amended, the Company's Board of Directors voted to approve the engagement of Arthur Andersen LLP as its independent auditors' for the year ending December 31, 1998 to replace the firm of Deloitte & Touche LLP. The reason for this change is the change in control of the Company as previously reported in Form 8-K dated January 16, 1998.

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


                                           Day International Group, Inc.
                                                 (Registrant)

Date:    March 29, 1999                    By:/s/ Dennis R Wolters
                                              --------------------
                                           Dennis R. Wolters
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date:     March 29, 1999                   By:/s/ Dennis R Wolters
                                              --------------------
                                           Dennis R. Wolters
                                           President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)
Date:     March 29, 1999                   By:/s/ David B. Freimuth
                                              ---------------------
                                           David B. Freimuth
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)
Date:     March 29, 1999                   By:/s/ Alfred E. Eckert, III
                                              -------------------------
                                           Alfred E. Eckert, III
                                           Director
Date:    March 29, 1999                    By:/s/ Christine K. Vanden Beukel
                                              ------------------------------
                                           Christine K. Vanden Beukel
                                           Director
Date:    March 29, 1999                    By:/s/ William C. Ferguson
                                              -----------------------
                                           William C. Ferguson
                                           Director

DAY INTERNATIONAL GROUP, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)


   COLUMN A            COLUMN B                    COLUMN C              COLUMN D   COLUMN E
   --------            --------    ------------------------------------- --------   --------
                                                  ADDITIONS
                                   -------------------------------------
 ALLOWANCE FOR        BALANCE AT      CHARGED TO                         DEDUCTIONS  BALANCE
   DOUBTFUL           BEGINNING       COSTS AND               CURRENCY      FORM     AT END
   ACCOUNTS           OF PERIOD        EXPENSES   ACQUIRED  TRANSLATION  RESERVES  OF PERIOD
   --------           ---------        --------   --------  -----------  --------  ---------
Period Ended:
 December 31, 1998   $  (1,055)      $  (217)    $   (218)    $  (32)    $  138    $  (1,384)
                     =========       =======     ========     ======     ======    =========

 December 31, 1997   $    (982)      $  (162)    $      -     $   47     $   42    $  (1,055)
                     =========       =======     ========     ======     ======    =========

 December 31, 1996   $  (1,248)      $  (118)    $    (50)    $   25     $  409    $    (982)
                     =========       =======     ========     ======     ======    =========

INDEX TO EXHIBITS

                                                                               Page No.
                                                                               --------
(3)      Articles of Incorporation and By-Laws:
          3.1  Certificate of Incorporation of Day International Group, Inc.      *
               ("Group")
          3.2  By-Laws of Group                                                   *
          3.3  Certificate of Incorporation of Day International, Inc.            *
               ("Guarantor") *
          3.4  By-Laws of the Guarantor                                           *

(4)      Instruments Defining Rights of Security Holders, including Indentures:
          4.1  Indenture (the "Indenture") dated June 6, 1995 among Registrant, the Guarantor and American Bank National Association
          4.2  Registration Rights Agreement dated as of June 6, 1995 among
               Group, the Guarantor, Donaldson, Lufkin & Jenrette Securities
               Corporation, NationsBanc Capital Markets, Inc. .                   *
          4.3  First Supplemental Indenture, dated March 13,1998, to the
               Indenture                                                          ******
          4.4  Indenture (the "Subordinated Indenture") dated as of March 18,
               1998, among Day International Group, Inc., Day International,
               Inc. and the Bank of New York.                                     ******
          4.5  Form of Global Notes (filed as part of Exhibit 4.4)                ******
          4.6  Registration Rights Agreement, dated as of March 18, 1998, by and
               between the Company and Societe Generale Securities Corporation.   ******
          4.7  Certificate of Designation, dated March 18, 1998, of Powers,
               Preferences and Relative, Participating, Optional and other
               Special Rights of 12 1/4% Senior Exchangeable Preferred Stock due
               2010 and Qualifications, Limitations and Restrictions thereof
               (the "Exchangeable Preferred Stock")                               ******
          4.8   Form of Global Certificate for the Exchangeable Preferred Stock.  ******
          4.9  Exchange Debenture Indenture, dated as of March 18, 1998, among
               Day International Group, Inc., Day International, Inc. and the
               Bank of New York as Trustee.                                       ******

 (10)    Material Contracts:
         10.1  Purchase Agreement dated as of May 25, 1995 among Group, the
               Guarantor (as of June 6, 1995) Donaldson, Lufkin & Jenrette
               Securities Corporation and NationsBanc Capital Markets, Inc. .     *
         10.2  Stockholders Agreement dated January 16, 1998, among GSD
               Acquisition Corp., Greenwich IV, LLC, Societe Generale Capital
               Corporation and certain Employee Stockholders                      ******
         10.3  Employment Agreement dated December 9, 1994 between the Guarantor
               and Dennis R. Wolters.                                             *
         10.4  Form of Employment Agreement between the Guarantor with certain
               members of management.                                             *
         10.5  Stock Purchase Agreement dated April 11, 1995 among Group, M.A.
               Hanna Company and Cadillac Plastic Group, Inc., as amended.        *
         10.6  Share Purchase Agreement dated April 11, 1995 between Group and
               Cadillac Plastic Limited, as amended.                              *


                                                                              Page No.
                                                                              --------
         10.7  Asset Purchase Agreement between Day International (Canada)
               Limited and Group, as amended.                                     *
         10.8  Day International Group, Inc. Stock Option Plan, date as of July
               6, 1995                                                            **
         10.9  Amendment to Stock Option Plan, dated September 19, 1996           ****
         10.10 Second Amendment to Stock Option Plan dated January 16, 1998.      ******
         10.11 Asset Purchase Agreement between Day International, Inc. and
               Flint Ink Corporation dated December 31, 1996                      ****
         10.12 Stock Purchase Agreement, dated as of December 18, 1997, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the
               Stockholders of Day International Group, Inc. parties thereto      *****
         10.13 Amendment to Stock Purchase Agreement, dated as of January 16,
               1998, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the Stockholders of Day International Group, Inc. parties thereto  *****
         10.14 Senior Secured Credit Agreement, dated as of January 15, 1998,
               among Group, Guarantor and Societe Generale parties thereto        *****
         10.15 Purchase Agreement, dated as of March 13, 1998 between the
               Company and Societe Generale Securities Corporation.               ******
         10.16 Guarantee and Collateral Agreement, dated January 15, 1998, made by the Company and Day International, Inc. in favor of Societe
               Generale as Administrative Agent for the benefit of the Senior
               Lenders and certain other secured parties.                         ******
         10.17 Patent and Trademark Security Agreement, dated January 15, 1998, made by the Company in favor of the Administrative Agent for the
               benefit of the Senior Lenders under the Credit Agreement.          ******
         10.18 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the
               Florida property.                                                  ******
         10.19 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the
               South Carolina property.                                           ******
         10.20 Deed of Trust, dated January 15, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the North Carolina
               property.                                                          ******
         10.21 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the
               Michigan property.                                                 ******
         10.22 Amendment to the Employment Agreement, dated January 16, 1998,
               between Day International, Inc. and Dennis R. Wolters.             ******
         10.23 Amendment to the Employment Agreement, dated January 16, 1998,
               between Day International, Inc. and David B. Freimuth.             ******
         10.24 Consulting Agreement between the Company and Greenwich Street.     ******
         10.25 Indemnification Agreement between the Company and Greenwich Street.******
         10.24 Consulting Agreement between the Company and SG Capital Partners
               Limited. .                                                         ******


                                                                                 Page No.
                                                                                 --------
         10.25 Indemnification Agreement between the Company and SG Capital
               Partners Limited.                                                  ******
         10.26 Share Purchase Agreement between Day International, Inc., Mr.
               Rudolf Wilbring, Mr. Helmut Bushoff and Mr. Josef Dunne dated
               December 23, 1998                                                  +
         10.27 Non Compete Agreement between Day International, Inc., Mr. Rudolf
               Wilbring, Mr. Helmut Bushoff and Mr. Josef Dunne dated December
               23, 1998 (included in Exhibit 10.26).                              +
         10.28 Share Pledge Agreement dated December 22, 1998 between made by the Company and Day International, Inc. in favor of Societe
               Generale as Administrative Agent for the benefit of the Senior
               Lenders and certain other secured parties.                         +
         10.29 First Amendment to Senior Secured Credit Agreement, dated as of
               December 17, 1998, by and among Societe Generale, as
               Administrative Agent for the Lenders, the Company and Day
               International, Inc.                                                +
         10.30 Stock warrant to purchase 74 shares of Common Stock of the
               Company, dated as of January 18, 1998 issued to Mr. William C.
               Ferguson.                                                          +

(21) Subsidiaries                                                                 81

(27) Financial Data Schedule                                                      82

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

***** Incorporated by reference to the Group's Form 8K dated January 16, 1998 and the Group's Form 8-K dated February 20, 1998.

****** Incorporated by reference to the Group's Registration Statement on Form S-4 (Reg. No. 333-51839).

+        Filed herewith