Form 10-Q
period 1999-03-31
DAY INTERNATIONAL GROUP INC
filed 1999-05-14
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999
      ---------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to ....................


Commission File Number 33-93644 and 333-50839
                       ----------------------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        31-1436 349
-------------------------                          ------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer ID No.)
or organization)

  130 West Second Street, Suite 1700, Dayton, Ohio                     45402
--------------------------------------------------                   ----------
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

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of May 14, 1999 was 23,298

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                                      Pages
                                                                                      -----
Part I:  Financial Information

         Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets as of March 31, 1999
             and December 31, 1998                                                         3

             Condensed Consolidated Statements of Operations for the three months
             ended March 31, 1999 and 1998                                                 4

             Condensed Consolidated Statements of Comprehensive (Loss) Income
             for the three months ended March 31, 1999 and 1998                            5

             Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 1999 and 1998                                                 6

             Notes to Condensed Consolidated Financial Statements                        7 - 17

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             18 - 23

Part II:  Other Information

         Item 1 - Legal Proceedings                                                       24

         Item 2 - Changes in Securities and Use of Proceeds                               24

         Item 6 - Exhibits and Reports on Form 8-K                                        24

         Signature                                                                        24

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         ASSETS                                                        1999              1998
                                                                       ----              ----
  Cash and cash equivalents                                         $   2,416         $   4,762
  Accounts receivable (less allowance for doubtful
      accounts of $1,456 and $1,384)                                   19,989            18,630
  Inventories                                                          19,311            19,179
  Prepaid expenses and other current assets                             1,564             1,267
  Deferred tax assets                                                   2,546             2,543
                                                                    ---------         ---------

         Total current assets                                          45,826            46,381

  Property, plant and equipment, net                                   49,855            50,305
  Goodwill and other intangible assets                                154,526           157,799
  Deferred tax assets                                                   2,243             1,523
  Other assets                                                          1,265             1,400
                                                                    ---------         ---------
TOTAL ASSETS                                                        $ 253,715         $ 257,408
                                                                    =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Accounts payable                                                  $   7,511         $   5,905
  Accrued associate-related costs and other accrued expenses           10,222            13,229
  Income taxes payable                                                  3,414             2,913
  Interest payable                                                      4,274             4,336
  Current maturities of long-term debt                                  1,292             1,292
                                                                    ---------         ---------

         Total current liabilities                                     26,713            27,675

  Long-term and subordinated long-term debt                           256,262           256,223
  Deferred tax liabilities                                              1,293             1,353
  Other long-term liabilities                                          15,295            15,813
  Commitments and contingencies
                                                                    ---------         ---------
         Total liabilities                                            299,563           301,064

  Exchangeable Preferred Stock                                         37,857            36,627

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common Shares                                                             1                 1
  Additional paid-in-capital
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                (68,772)          (68,772)
  Retained earnings (deficit)                                         (11,943)          (10,370)
  Foreign currency translation adjustment                              (2,991)           (1,142)
                                                                    ---------         ---------

         Total stockholders' (deficit) equity                         (83,705)          (80,283)
                                                                    ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                $ 253,715         $ 257,408
                                                                    =========         =========

           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                             1999             1998
                                                           --------         --------

NET SALES                                                  $ 42,556         $ 43,137

COST OF GOODS SOLD                                           26,738           26,988
                                                           --------         --------

GROSS PROFIT                                                 15,818           16,149

SELLING, GENERAL AND ADMINISTRATIVE                           8,060            7,351
COMPENSATION AND RELATED
   TRANSACTION COSTS                                                          18,018
AMORTIZATION OF INTANGIBLES                                     908              651
MANAGEMENT FEES                                                 254              235
                                                           --------         --------

OPERATING PROFIT (LOSS)                                       6,596          (10,106)

OTHER EXPENSES:
  Interest Expense (including amortization
    of deferred financing costs of $600 in 1999 and
    $296 in 1998                                              6,883            7,051
  Other expense (income)--net                                   215              210
                                                           --------         --------
                                                              7,098            7,261
                                                           --------         --------
LOSS BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                                     (502)         (17,367)

INCOME TAX BENEFIT                                             (160)          (3,804)
                                                           --------         --------

LOSS BEFORE EXTRAORDINARY ITEMS                                (342)         (13,563)

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENT OF DEBT (NET OF TAX
  BENEFIT OF $2,368)                                                           3,552
                                                           --------         --------

NET LOSS                                                       (342)         (17,115)

PREFERRED STOCK DIVIDENDS                                    (1,189)            (153)

AMORTIZATION OF PREFERRED STOCK
  ISSUANCE COSTS                                                (42)              (7)
                                                           --------         --------

NET LOSS AVAILABLE
  TO COMMON SHAREHOLDERS                                   $ (1,573)        $(17,275)
                                                           ========         ========

           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                        1999              1998
                                                        ----              ----


NET LOSS                                             $   (342)         $(17,115)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                (1,849)               (2)
                                                     --------          --------

COMPREHENSIVE NET LOSS                               $ (2,191)         $(17,117)
                                                     ========          ========




            See notes to condensed consolidated financial statements

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                  1999              1998
                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $    (342)        $ (17,115)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                                3,552
  Depreciation and amortization                                   3,794             3,111
  Deferred income taxes                                            (720)           (4,317)
  Non-cash charge related to stock option awards                                    8,585
  Change in operating assets and liabilities                     (3,476)               72
                                                              ---------         ---------

         Net cash used in operating activities                     (744)           (6,112)
                                                              ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (1,602)           (1,476)
                                                              ---------         ---------
         Net cash used in investing activities                   (1,602)           (1,476)
                                                              ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2008 notes                                              111,134
Proceeds from issuance of exchangeable preferred stock                             32,986
Proceeds from issuance of term loans                                               40,000
Contributions from shareholders                                                     4,573
Repayment of existing credit facility                                             (30,902)
Repayment of bridge loan                                                         (140,000)
Payment of consent fee                                                             (6,500)
Payments on term loan                                                              (2,500)
Net proceeds from revolving credit facility                          53
                                                              ---------         ---------
         Net cash provided by financing activities                   53             8,791
                                                              ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (53)               90
                                                              ---------         ---------

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash  equivalents            (2,346)            1,293
Cash and cash equivalents at beginning  of period                 4,762               780
                                                              ---------         ---------
Cash and cash equivalents at end of period                    $   2,416         $   2,073
                                                              =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES

NON CASH TRANSACTIONS:
  Assumption of bridge loan                                                     $ 140,000
                                                                                =========
  Preferred stock dividends                                   $   1,189         $     153
                                                              =========         =========
  Amortization of preferred stock discount                    $      42         $       7
                                                              =========         =========
  Capital contribution                                                          $   4,530
                                                                                =========


           See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

A. BASIS OF PRESENTATION - The balance sheet as of December 31, 1998 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B. ACQUISITIONS AND RELATED TRANSACTIONS - On January 16, 1998, affiliates of Greenwich Street Capital Partners, Inc. ("Greenwich Street") and SG Capital Partners LLC ("SGCP") acquired substantially all of the common stock of the Company for approximately $206 million (the "Acquisition"), with the Company's management retaining the balance of the common stock. In conjunction with the Acquisition, the Company entered into a $60 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") consisting of a $40 million Term Loan (the "Term Loan") and a $20 million Revolving Credit Facility (the "Revolving Credit Facility"). Proceeds from the Term Loan were used to repay the Company's then existing credit facility and to pay certain acquisition related fees and expenses. As a result of such repayment of the Company's then existing Credit Facility, $0.7 million of deferred financing fees were written off as an extraordinary item. The Acquisition also resulted in compensation related expenses of $17.0 million associated with employment agreements with certain key members of management and amendments to the Company's Stock Option Plan.

On March 18, 1998, the Company successfully completed a Consent Solicitation (the "Consent") with respect to its $100.0 million 11 1/8% Senior Subordinated Notes which are due in 2005 (the "2005 Notes"). The Consent permitted the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes (the "2008 Notes") and $35.0 million of 12 1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"). The Consent also allowed the Company to assume a $140.0 million Bridge Loan (the "Bridge Loan") incurred by its majority shareholder in connection with the Acquisition, and effected certain other changes to the Indenture governing the 2005 Notes, including the elimination of the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company. As consideration for the Consent, the Company paid a Consent fee of $65 for every $1,000 of notes held. The proceeds from the issuance of the 2008 Notes and the Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. Expenses associated with obtaining the Consent were approximately $1.0 million. As a result of the repayment of the Bridge Loan, $5.2 million of deferred financing fees and expenses were also written off as an extraordinary item. The Acquisition does not require a change in the Company's historical basis of accounting since the Company's 2005 Notes remained outstanding following the Acquisition.

Effective December 31, 1998, the Company acquired the stock of Rotec Hulsensysteme GmbH ("Rotec") and entered into a five-year noncompete agreement with the selling shareholders. The acquisition was financed through a $10 million additional term loan under the Senior Secured Credit Facility and additional equity from the Company's two major shareholders and was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

The following summarizes the changes in stockholders' (deficit) equity for the three months ended March 31, 1999:


(dollars in thousands)
                                                                                                            FOREIGN
                                               COMMON SHARES                               RETAINED         CURRENCY
                                               -------------              CONTRA           EARNINGS       TRANSLATION
                                          SHARES           AMOUNT         EQUITY          (DEFICIT)        ADJUSTMENT
                                         -------           ------       ---------         ---------       -----------
Balance at December 31, 1998             23,298              $ 1        $ (68,772)       $ (10,370)        $ (1,142)

Net loss                                                                                      (342)

Preferred stock dividends                                                                   (1,189)

Amortization of preferred
    stock discount                                                                             (42)

Foreign currency
    translation adjustment                   -                -                -                -            (1,849)
                                        -------             ----       ----------       ----------        ---------
Balance at March 31, 1999                23,298              $ 1        $ (68,772)       $ (11,943)        $ (2,991)
                                        =======             ====       ==========       ==========        =========

C. INVENTORIES

Inventories as of  March 31, 1999 and December 31, 1998 consists of:

                                                   MARCH 31,          DECEMBER 31,
                                                     1999                 1998
                                                   -------               -------

Finished Goods                                     $10,697               $ 9,762
Work in Progress                                     4,719                 5,220

Raw Materials                                        3,895                 4,197
                                                   -------               -------
                                                   $19,311               $19,179
                                                   =======               =======

D.       BUSINESS SEGMENTS

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

                                                   1999
                                                   ----
                               IMAGE
                             TRANSFER             TEXTILE            TOTALS
                             --------             -------            ------

Third party sales               $35,181              $7,375             $42,556
Operating profit                  8,646                 301               8,947

                                                   1998
                                                   ----
                               IMAGE
                             TRANSFER             TEXTILE            TOTALS
                             --------             -------            ------

Third party sales               $34,119              $9,018             $43,137
Operating profit                  9,010                 876               9,886

The following is a reconciliation of the operating profit reported above to the amount reported in the Consolidated Financial Statements:

                                                        1999               1998
                                                        ----               ----

Segment operating profit                              $  8,947         $  9,886
APB #16 depreciation and amortization                   (1,022)          (1,022)
Non allocated corporate expenses                          (167)             (66)
Compensation and related transaction costs                              (18,018)
Amortization of intangibles                               (908)            (651)
Management fees                                           (254)            (235)
                                                      --------         --------

         Total operating profit (loss)                $  6,596         $(10,106)
                                                      ========         ========

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

F. SUPPLEMENTAL CONSOLIDATING INFORMATION - The Company issued $100,000 of
11 1/8% Senior Notes in conjunction with the purchase of Day International, Inc., ("Day") from M.A. Hanna and in March 1998, the Company issued $115,000 of 9 1/2% Senior Subordinated Notes in conjunction with the acquisition of the Company by Greenwich (collectively, the "Notes"). As a result of the 1995 acquisition, Day International, Inc. ("Day International" or "Guarantor") became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of Day International and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non guarantor subsidiaries. In 1996, intercompany notes were put in place through a dividend which effectively transfers the interest expense from Day International Group, Inc. to Day International, Inc. The following are the supplemental combined condensed balance sheets as of March 31, 1999 and December 31, 1998 and the supplemental combined condensed statements of operations and cash flows for the three months ended March 31, 1999 and 1998 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                 MARCH 31, 1999

                                                               DAY
                                              DAY             INTER-
                                             INTER-          NATIONAL            NON
                                            NATIONAL           INC.           GUARANTOR
                                           GROUP, INC.      (GUARANTOR)      SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                           -----------      -----------      ------------      ------------       ------------
ASSETS
Cash and cash equivalents                   $     749         $      58         $   1,609                           $   2,416
Accounts receivable -- net                                       10,657             9,332                              19,989
Inventories                                                      11,948             7,363                              19,311
Other assets                                                      2,823             1,287                               4,110
                                            ---------         ---------         ---------         ---------         ---------
         TOTAL CURRENT ASSETS                     749            25,486            19,591                --            45,826
Intercompany                                  257,554                --                           $(257,554)               --
Property, plant and equipment -- net                             36,702            13,153                              49,855
Investment in subsidiaries                    (52,707)           27,957                              24,750                --
Intangible and other assets                                     141,269            16,765                             158,034
                                            ---------         ---------         ---------         ---------         ---------
         TOTAL ASSETS                       $ 205,596         $ 231,414         $  49,509         $(232,804)        $ 253,715
                                            =========         =========         =========         =========         =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                              $   4,420         $   3,530         $    (439)        $   7,511
Current maturities of long-term debt        $   1,292                                                                   1,292
Accrued associate related costs and
  other expenses                                4,274             7,542             6,094                              17,910
                                            ---------         ---------         ---------         ---------         ---------
         TOTAL CURRENT LIABILITIES              5,566            11,962             9,624              (439)           26,713
Intercompany                                  (13,374)          257,909            12,609          (257,144)               --
Long-term and subordinated long-term
  debt                                        256,262                                                                 256,262
Other long-term liabilities                                      13,757             2,831                              16,588
Exchangeable Preferred Stock                   37,857                                                                  37,857
Total stockholders' equity (deficit)          (80,715)          (52,214)           24,445            24,779           (83,705)
                                            ---------         ---------         ---------         ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                          $ 205,596         $ 231,414         $  49,509         $(232,804)        $ 253,715
                                            =========         =========         =========         =========         =========

                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1998

                                                                    DAY
                                                      DAY          INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents                            $  3,256        $   (955)     $  2,461                      $  4,762
Accounts receivable -- net                                             10,147         8,483                        18,630
Inventories                                                            11,450         7,729                        19,179
Other assets                                                            2,527         1,283                         3,810
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT ASSETS                           3,256          23,169        19,956             --         46,381
Intercompany                                          253,367              --                    $(253,367)            --
Property, plant and equipment -- net                                   36,812        13,493                        50,305
Investment in subsidiaries                            (52,370)         28,561                       23,809             --
Intangible and other assets                                           142,819        17,903                       160,722
                                                     --------        --------      --------      ---------       --------
         TOTAL ASSETS                                $204,253        $231,361      $ 51,352      $(229,558)      $257,408
                                                     ========        ========      ========      =========       ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                     $  2,702      $  3,337      $    (134)      $  5,905
Current maturities of long-term debt                 $  1,292                                                       1,292
Accrued associate related costs and
  other expenses                                        4,336           9,261         6,881                        20,478
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT LIABILITIES                      5,628          11,963        10,218           (134)        27,675
Intercompany                                          (15,082)        255,984        12,331       (253,233)            --
Long-term and subordinated long-term
  debt                                                256,223                                                     256,223
Other long-term liabilities                                            14,187         2,979                        17,166
Exchangeable Preferred Stock                           36,627                                                      36,627
Total stockholders' equity (deficit)                  (79,143)        (50,773)       25,824         23,809        (80,283)
                                                     --------        --------      --------      ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                   $204,253        $231,361      $ 51,352      $(229,558)      $257,408
                                                     ========        ========      ========      =========       ========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999

                                                                    DAY
                                                      DAY          INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------

Net sales                                              $   --        $ 29,979       $12,577          $  --        $42,556
Cost of goods sold                                                     18,222         8,516                        26,738
                                                       ------        --------       -------          -----        -------
         Gross profit                                      --          11,757         4,061             --         15,818
Selling, general and administrative                         9           5,635         2,416                         8,060
Amortization of intangibles                                               824            84                           908
Management fees                                                           254                                         254
                                                       ------        --------       -------          -----        -------
         Operating income                                  (9)          5,044         1,561             --          6,596
Other expenses (income):
Equity in (earnings) loss of subsidiaries                 337            (837)                         500             --
Interest expense                                                        6,883                                       6,883
Other (income) expense                                     (2)             86           131                           215
                                                       ------        --------       -------          -----        -------
         Income (loss) before income taxes               (344)         (1,088)        1,430           (500)          (502)
Income taxes (benefit)                                     (2)           (751)          593                          (160)
                                                       ------        --------       -------          -----        -------
         Net income (loss)                             $ (342)       $   (337)      $   837          $(500)       $  (342)
                                                       =======       =========      =======          ======       =======

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1998

                                                                    DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------

Net sales                                           $      --      $   31,320       $11,817        $           $  43,137
Cost of goods sold                                                     18,855         8,133                       26,988
                                                    ---------      ----------       -------        -------     ---------
         Gross profit                                      --          12,465         3,684             --        16,149
Selling, general and administrative                        13           5,317         2,021                        7,351
Compensation and related transaction costs                             18,018                                     18,018
Amortization of intangibles                                               640            11                          651
Management fees                                                           235                                        235
                                                    ---------      ----------       -------        -------     ---------
         Operating income                                 (13)        (11,745)        1,652             --       (10,106)
Other expenses (income):
Equity in loss (earnings) of subsidiaries              12,232            (980)                     (11,252)           --
Interest expense                                        2,797           4,254                                      7,051
Other (income) expense                                    (12)             29           193                          210
                                                    ---------      ----------       -------        -------     ---------
         Income (loss) before income taxes
             and extraordinary items                  (15,030)        (15,048)        1,459         11,252       (17,367)
Income taxes (benefit)                                 (1,039)         (3,244)          479                       (3,804)
                                                    ---------      ----------       -------        -------     ---------
         Income (loss) before
             extraordinary items                      (13,991)        (11,804)          980         11,252       (13,563)
Extraordinary losses on early
    extinguishment of debt                              3,124             428            --             --         3,552
                                                    ---------      ----------       -------        -------     ---------
         Net income (loss)                          $ (17,115)     $  (12,232)      $   980        $11,252     $ (17,115)
                                                    ==========     ===========      =======        =======     ==========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999

                                                                    DAY
                                                      DAY          INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Operating Activities:
Net income (loss)                                    $   (342)       $   (337)    $     837       $   (500)      $   (342)
  Adjustments to reconcile net
    income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                         3,207           587                         3,794
  Equity in (earnings) loss of subsidiaries               337            (837)                         500             --
  Deferred income taxes and other                                        (720)                                       (720)
  Changes in operating assets and liabilities             (61)         (1,943)       (1,472)                       (3,476)
                                                     --------        --------     ---------       --------       --------
Net cash provided by (used in)
  operating activities                                    (66)           (630)          (48)                         (744)
Investing activities:
  Capital expenditures                                                   (882)         (720)                       (1,602)
                                                     --------        --------     ---------       --------       --------
Net cash used in investing activities                      --            (882)         (720)            --         (1,602)
Financing Activities:
  Net borrowings on credit facilities                      53                                                          53
                                                     --------        --------     ---------       --------       --------
Net cash provided by (used in)
   financing activities                                    53              --            --             --             53
Intercompany transfers and dividends                   (2,494)          2,525           (31)                           --
Effects of exchange rates on cash                                                       (53)                          (53)
                                                     --------        --------     ---------       --------       --------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                     (2,507)          1,013          (852)            --         (2,346)
Cash and cash equivalents at beginning of period        3,256            (955)        2,461                         4,762
                                                     --------        --------     ---------       --------       --------
Cash and cash equivalents at end of period           $    749        $     58     $   1,609       $     --       $  2,416
                                                     ========        ========     =========       ========       ========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1998

                                                                    DAY
                                                      DAY          INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Operating Activities:
Net income (loss)                                  $  (17,115)       $(12,232)    $     980       $ 11,252       $(17,115)
  Adjustments to reconcile net
    income (loss) to net cash provided by
    (used in) operating activities:
  Extraordinary loss on early
     extinguishment of debt                             3,124             428                                       3,552
  Depreciation and amortization                                         2,716           395                         3,111
  Non-cash charge related to stock
    option awards                                                       8,585                                       8,585
  Equity in (earnings) loss of subsidiaries            12,232            (980)                     (11,252)            --
  Deferred income taxes and other                                      (4,317)                                     (4,317)
  Changes in operating assets and liabilities           6,354          (7,215)          933                            72
                                                   ----------        --------     ---------       --------       --------
Net cash provided by (used in)
  operating activities                                  4,595         (13,015)        2,308             --         (6,112)
Investing activities:
  Capital expenditures                                                 (1,057)         (419)                       (1,476)
                                                   ----------        --------     ---------       --------       --------
Net cash used in investing activities                      --          (1,057)         (419)            --         (1,476)
Financing Activities:
Proceeds from issuance of 2008 Notes                  111,134                                                     111,134
Proceeds from issuance of  exchangeable
   preferred stock                                     32,986                                                      32,986
Proceeds from issuance of term loans                   40,000                                                      40,000
Contributions from shareholders                         4,573                                                       4,573
Repayment of existing credit facility                 (30,000)                         (902)                      (30,902)
Repayment of bridge loan                             (140,000)                                                   (140,000)
Payment of consent fee                                 (6,500)                                                     (6,500)
Payments on the term loan                              (2,500)                                                     (2,500)
                                                   ----------        --------     ---------       --------       --------
Net cash provided by (used in)
   financing activities                                 9,693              --          (902)            --          8,791
Intercompany transfers and dividends                  (13,485)         13,485                                          --
Effects of exchange rates on cash                                                        90                            90
                                                   ----------        --------     ---------       --------       --------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                        803            (587)        1,077             --          1,293
Cash and cash equivalents at beginning of period          596            (320)          504                           780
                                                   ----------        --------     ---------       --------       --------
Cash and cash equivalents at end of period         $    1,399        $   (907)    $   1,581       $     --       $  2,073
                                                   ==========        ========     =========       ========       ========

G. RECENTLY ISSUED ACCOUNTING STANDARD

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

                          DAY INTERNATIONAL GROUP, INC.
ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles and operating income (loss) in millions of dollars and as a percentage of net sales.

                                                                     Three Months
                                                                     ------------
                                                                    Ended March 31
                                                                    --------------
                                                                1999               1998
                                                                ----               ----
                                                              $        %        $         %
                                                             ----    -----     ----     -----
Net sales................................                    42.5    100.0     43.1     100.0
Costs of goods sold......................                    26.7     62.8     27.0      62.6
Gross profit.............................                    15.8     37.2     16.1      37.4
SG&A.....................................                     8.1     19.1      7.4      17.2
Compensation and
     related transaction costs...........                      --       --     18.0      41.8
Amortization of intangibles..............                     0.9      2.1      0.7       1.6
Management Fees..........................                     0.2      0.5      0.2       0.5
Operating income (loss)..................                     6.6     15.5    (10.1)    (23.4)

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net sales decreased to $42.5 million for the three months ended March 31, 1999 from $43.1 million for the comparable period in 1998, a decrease of $0.6 million or 1.4%. Image Transfer's sales increased to $35.2 million for the three months ended March 31, 1999 from $34.1 million for the comparable period in 1998, an increase of $1.1 million or 3.2%. The acquisition of Rotec Hulsensysteme GmbH ("Rotec") at the end of 1998 contributed $2.6 million to Image Transfer's net sales in the three months ended March 31, 1999. Excluding sales contributed by Rotec, Image Transfer sales decreased $1.5 million or 4.4% from the comparable period in 1998. In early 1998, the Company's lead times were approximately ten to twelve weeks. As a result of expanded capacity, the Company has been able to reduce its lead times to approximately four weeks in the first quarter of 1999. As a result of the shortened lead times, the Company's largest distributors were reducing their inventory levels in the three months ended March 31, 1999 negatively impacting sales. Tubular sleeve sales continued to grow at over 30% this quarter as new presses which utilize this technology are installed. Foreign currency translation rate changes had no impact on Image Transfer's sales in the first quarter of 1999 compared to the same period in 1998. Textiles' sales decreased to $7.3 million for the three months ended March 31, 1999 from $9.0 million for the comparable period in 1998, a decrease of $1.7 million or 18.9%. Textile sales decreased across all markets. The largest decline occurred in Europe as a result of a significant decline in sales to original equipment manufacturers ("OEM's"). The decline in sales to OEM's is a result of delays in purchasing of new equipment by the major yarn manufacturers due to an overall slow down in the world-wide yarn spinning industry that began in the second half of 1998 and continued in the first quarter of 1999. Domestic sales were lower as increased imports of low cost Asian yarns adversely impacted domestic yarn producers. At the same time, domestic mills were faced with higher than normal inventories causing several yarn spinning mills to be closed in the second half of 1998 and the three months ended March 31, 1999. Export sales to Asian markets were adversely impacted by the currency devaluations which occurred in 1998 making the Day products more expensive. Sales to carpet and fiber glass manufacturers remained strong.

Gross profit decreased $0.3 million to $15.8 million for the three months ended March 31, 1999 from $16.1 million for the three months ended March 31, 1998. As a percentage of net sales, gross profit remained relatively constant at 37.2% for the three months ended March 31, 1999 compared to 37.4% for the three months ended March 31, 1998. The major item affecting gross profit in the three months ended March 31, 1999 was the lower sales volumes resulting in under-absorption of fixed costs.

SG&A increased to $8.1 million for the three months ended March 31, 1999 from $7.4 million for the comparable period in 1998, an increase of $0.7 million or 9.5%. Rotec accounted for $0.5 million of this increase. As a percentage of net sales, SG&A increased to approximately 19.0% from 17.2%. The increase in SG&A as a percent of sales is a result of the fixed component of SG&A supporting the decreased sales volumes. Foreign currency translation rate changes had no impact on SG&A in the first quarter of 1999 compared to the first quarter of 1998.

Amortization of intangibles increased to $0.9 million for the three months ended March 31, 1999 from $0.7 million for the comparable period in 1998, an increase of $0.2 million. The increase is a result of the amortization of the goodwill in conjunction with the Rotec acquisition.

Operating income decreased to $6.6 million for the three months ended March 31, 1999 from $7.9 million, excluding the compensation and related acquisition costs, for the comparable period in 1998, a decrease of $1.3 million or 16.5%. As a percentage of net sales, operating income decreased to 15.5% for the three months ended March 31, 1999 from 18.3% for the comparable period in 1998.

The effective tax rate, including the effect of the extraordinary item, for the first quarter of 1999 was a benefit of 31.9% compared to a benefit of 26.5% for the first quarter of 1998. The higher income tax benefit percentage in 1999 compared to 1998 is mainly a result of the establishment of a deferred tax valuation allowance in 1998.

Foreign currency translation rates, collectively, had less than a 2% impact on sales, gross margins and selling, general and administrative expenses in the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as the converters carry the majority of inventory and maintain the receivables of the end users.

Cash Flows From Operating Activities. Cash flows used in operations for the three months ended March 31, 1999 were $0.7 million compared to $6.1 million for the three months ended March 31, 1998. For the three months ended March 31, 1999, cash flows from operations were adversely impacted by a $3.4 million increase in working capital requirements. Cash flows from operations in 1998 were impacted by $9.5 million of compensation and related transaction costs associated with the Acquisition.

Cash Flows From Investing Activities. The Company's expenditures for property, plant and equipment were $7.1 million, $5.1 million and $5.2 million for 1998, 1997 and 1996, respectively. The Company believes that capital expenditures of $7.0 million to $9.0 million over the next several years will be sufficient to maintain its market position. The Company expects to fund these capital expenditures from cash flow from operations. Capital expenditures were $1.6 million and $1.5 million for the quarters ended March 31, 1999 and 1998, respectively.

Cash Flows From Financing Activities. In the first quarter of 1999, the Company borrowed $0.1 million on its revolving line of credit for working capital needs. In the first quarter of 1998, the Company entered into a $60 million Senior Secured Credit Facility, concurrent with the Acquisition. The facility consisted of a $40 million Term Loan and a $20 million Revolving Credit Facility. During the quarter ended March 31, 1998, the Company made $2.5 million in payments on the Term Loan. The proceeds from the Term Loan were used to repay the Company's then existing US Credit Facility and to pay certain of the expenses associated with the Acquisition. As of March 31, 1999, there was $8.3 million outstanding under the Revolving Credit Facility and the Company had approximately $10.9 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

Also, during the quarter ended March 31, 1998, the Company paid the holders of the existing 2005 Notes a $6.5 million Consent Fee so as to permit the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes due in 2008 (the "2008 Notes") and $35.0 million of 12 1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"). The Consent Agreement also allowed the Company to assume the $140.0 million Bridge Loan (the "Bridge Loan") of its new majority shareholder. The proceeds from the issuance of the 2008 Notes and the Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. The Company also received a capital contribution of $9.1 million from its majority shareholder in the three months ended March 31, 1998 which was used to pay certain financing fees and expenses.

As a result of the additional debt incurred by the Company in conjunction with the Acquisition, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $257.6 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $39.7 million.

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

The Company's ability to pay principal and interest on the Notes and dividends on the Exchangeable Preferred Stock and to satisfy its other debt obligations, including its debt obligations under the 2005 Notes, will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility (which is subject to borrowing base limitations) or a successor facility. The Company anticipates that its operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company's cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal and interest on its indebtedness, including the Senior Secured Credit Facility, the 2005 Notes and the 2008 Notes, for the payment of periodic cash dividends on the Exchangeable Preferred Stock, for any redemption of the Exchangeable Preferred Stock for cash, or if the exchange debentures (the "Exchange Debentures") have been issued in exchange for the Exchangeable Preferred Stock, the payment of principal or cash interest on the Exchange Debentures. If the Company's cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company's debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms, or if implemented, would be successful or would permit the Company to meet its debt service obligations.

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

The Company is using internal resources, and where necessary, external resources to perform most of the testing and remediation functions. Upgrades to the Company's business system have commenced and are anticipated to be completed and tested by the end of July 1999. A complete inventory of all equipment (manufacturing and otherwise) has been completed and communication with the manufacturers of the equipment has commenced to determine whether the equipment is Year 2000 compliant. Letters have been sent to all significant vendors and customers requesting them to confirm the status of their Year 2000 projects. Responses have been received from a majority of the vendors and customers and follow-up efforts are in process with those who have not yet responded.

The Company's historical and estimated costs of remediation of all potential Year 2000 problems have not been and are not anticipated to be material to the Company's results of operations or financial position, and will be funded through operating cash flows. Total costs associated with the remediation of the Year 2000 issues (including systems, software, and non-IT systems replaced as a result of Year 2000 issues) are currently estimated to be less than $1 million. The largest cost factor to date has been the expenditure of management and associates' time in attention to Year 2000 and related issues. Estimated remediation costs are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated, particularly if unanticipated Year 2000 issues arise.

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

Similarly, in the event of a failure as a result of Year 2000 issues in any systems of third parties with whom the Company interacts, the Company could lose or have trouble accessing or receive inaccurate third party data, experience internal and external communications difficulties or have difficulty obtaining components that are Year 2000 compliant from its vendors. The Company could also experience a slowdown or reduction of sales if customers are adversely affected by Year 2000 issues. In an effort to mitigate the potential impact of any failures, the Company is developing and documenting a contingency plan for each critical area of the business. The contingency plan is also expected to be completed by the end of July 1999.

Euro. The Company began accepting orders in the Euro and making payments in the Euro effective January 1, 1999. Business system upgrades that allow for transactions in the Euro are installed at the Company's European facilities. Customers and suppliers have been contacted indicating the Company's ability to transact business in the Euro on January 1, 1999 and price lists have been modified accordingly. The Company does not anticipate any material impact to its revenues, expenses or results of operations as a result of the adoption of the Euro.

                          DAY INTERNATIONAL GROUP, INC.
                           Part II: Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 6. Exhibits and Reports on Form 8-K

         a.   Reports on Form 8-K - None

         b.   Exhibits

              27  Financial Data Schedule


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Day International Group, Inc.
                                                  -----------------------------
                                                          (Registrant)

Date:   May 14, 1999                              /s/ David B. Freimuth
        -------------                             ----------------------
                                                  David B. Freimuth
                                                  Vice President and
                                                    Chief Financial Officer