Form 10-Q
period 1999-06-30
DAY INTERNATIONAL GROUP INC
filed 1999-08-13
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999
      --------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  --------------------

Commission File Number 33-93644 and 333-50839
                       ----------------------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       31-1436 349
---------------------                               -----------------
(State or other jurisdiction of                     (I.R.S. Employer ID No.)
incorporation or organization)

 130 West Second Street, Suite 1700, Dayton, Ohio            45402
--------------------------------------------------          --------
(Address of principal executive offices)                   (zip code)


         (937) 224-4000
-------------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ----      ----

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of August 12, 1999 was 23,298

                          DAY INTERNATIONAL GROUP, INC.

                                      Index

                                                                                                   Pages
                                                                                                   -----
Part I:  Financial Information

         Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998                                                                   3

             Condensed Consolidated Statements of Operations for the three months
             ended June 30, 1999 and 1998                                                            4

             Condensed Consolidated Statements of Operations for the six months
             ended June 30, 1999 and 1998                                                            5

             Condensed Consolidated Statements of Comprehensive (Loss) Income
             for the three months ended June 30, 1999 and 1998                                       6

             Condensed Consolidated Statements of Comprehensive (Loss) Income
             for the six months ended June 30, 1999 and 1998                                         6

             Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998                                                            7

             Notes to Condensed Consolidated Financial Statements                               8 - 21

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                  22 - 28

Part II:  Other Information

         Item 1 - Legal Proceedings                                                                 29

         Item 2 - Changes in Securities and Use of Proceeds                                         29

         Item 6 - Exhibits and Reports on Form 8-K                                                  29

         Signature                                                                                  29

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         ASSETS                                                  1999         1998
                                                               ---------    ---------
  Cash and cash equivalents                                    $   1,936    $   4,762
  Accounts receivable (less allowance for doubtful
      accounts of $1,510 and $1,384)                              18,825       18,630
  Inventories                                                     19,232       19,179
  Prepaid expenses and other current assets                        1,305        1,267
  Deferred tax assets                                              2,543        2,543
                                                               ---------    ---------
         Total current assets                                     43,841       46,381

  Property, plant and equipment, net                              49,590       50,305
  Goodwill and other intangible assets                           151,847      157,799
  Deferred tax assets                                              2,375        1,523
  Other assets                                                     1,236        1,400
                                                               ---------    ---------
TOTAL ASSETS                                                   $ 248,889    $ 257,408
                                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Accounts payable                                             $   6,715    $   5,905
  Accrued associate-related costs and other accrued expenses      11,068       13,229
  Income taxes payable                                             2,261        2,913
  Interest payable                                                 4,431        4,336
  Current maturities of long-term debt                             1,292        1,292
                                                               ---------    ---------
         Total current liabilities                                25,767       27,675

  Long-term and subordinated long-term debt                      252,699      256,223
  Deferred tax liabilities                                         1,175        1,353
  Other long-term liabilities                                     15,376       15,813
  Commitments and contingencies
                                                               ---------    ---------
         Total liabilities                                       295,017      301,064

  Exchangeable Preferred Stock                                    39,100       36,627

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common Shares                                                        1            1
  Additional paid-in-capital
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                           (68,772)     (68,772)
  Retained earnings (deficit)                                    (12,557)     (10,370)
  Foreign currency translation adjustment                         (3,900)      (1,142)
                                                               ---------    ---------
         Total stockholders' (deficit) equity                    (85,228)     (80,283)
                                                               ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY           $ 248,889    $ 257,408
                                                               =========    =========


           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                        1999        1998
                                                      --------    --------
NET SALES                                             $ 43,536    $ 42,913

COST OF GOODS SOLD                                      27,051      26,853
                                                      --------    --------
GROSS PROFIT                                            16,485      16,060

SELLING, GENERAL AND ADMINISTRATIVE                      7,323       7,198
AMORTIZATION OF INTANGIBLES                                903         642
MANAGEMENT FEES                                            276         243
                                                      --------    --------
OPERATING PROFIT                                         7,983       7,977

OTHER EXPENSES:
  Interest Expense (including amortization
    of deferred financing costs of $600 in 1999 and
    $576 in 1998)                                        6,862       6,920
  Other expense (income)--net                               53         (30)
                                                      --------    --------
                                                         6,915       6,890
                                                      --------    --------
INCOME BEFORE INCOME TAXES                               1,068       1,087

INCOME TAXES                                               438         376
                                                      --------    --------
NET INCOME                                                 630         711

PREFERRED STOCK DIVIDENDS                               (1,201)     (1,102)

AMORTIZATION OF PREFERRED STOCK
  ISSUANCE COSTS                                           (42)        (42)
                                                      --------    --------

NET LOSS AVAILABLE
  TO COMMON SHAREHOLDERS                              $   (613)   $   (433)
                                                      ========    ========


           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                          1999        1998
                                                        --------    --------
NET SALES                                               $ 86,092    $ 86,050

COST OF GOODS SOLD                                        53,789      53,841
                                                        --------    --------
GROSS PROFIT                                              32,303      32,209
SELLING, GENERAL AND ADMINISTRATIVE                       15,383      14,549
COMPENSATION AND RELATED
   TRANSACTION COSTS                                                  18,018
AMORTIZATION OF INTANGIBLES                                1,811       1,293
MANAGEMENT FEES                                              530         478
                                                        --------    --------
OPERATING PROFIT (LOSS)                                   14,579      (2,129)

OTHER EXPENSES:
  Interest Expense (including amortization
    of deferred financing costs of $1,200 in 1999 and
    $872 in 1998                                          13,745      13,971
  Other expense (income)--net                                268         180
                                                        --------    --------
                                                          14,013      14,151
                                                        --------    --------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                                   566     (16,280)

INCOME TAXES (BENEFIT)                                       278      (3,428)
                                                        --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                     288     (12,852)

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENT OF DEBT (NET OF TAX
  BENEFIT OF $2,368)                                        --         3,552
                                                        --------    --------
NET INCOME (LOSS)                                            288     (16,404)

PREFERRED STOCK DIVIDENDS                                 (2,391)     (1,255)

AMORTIZATION OF PREFERRED STOCK
  ISSUANCE COSTS                                             (84)        (49)
                                                        --------    --------
NET LOSS AVAILABLE
  TO COMMON SHAREHOLDERS                                $ (2,187)   $(17,708)
                                                        ========    ========

           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                           1999     1998
                                          -----    -----
NET INCOME                                $ 630    $ 711

FOREIGN CURRENCY TRANSLATION ADJUSTMENT    (910)      90
                                          -----    -----

COMPREHENSIVE NET LOSS                    $(280)   $ 801
                                          =====    =====

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                            1999        1998
                                          --------    --------
NET INCOME (LOSS)                         $    288    $(16,404)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT     (2,758)         88
                                          --------    --------

COMPREHENSIVE NET LOSS                    $ (2,470)   $(16,316)
                                          ========    ========


           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 1999         1998
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $     288    $ (16,404)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                            3,552
  Depreciation and amortization                                    7,630        6,417
  Deferred income taxes                                             (851)      (4,447)
  Non-cash charge related to stock option awards                                8,585
  Change in operating assets and liabilities                      (2,870)       2,473
                                                               ---------    ---------
         Net cash provided by operating activities                 4,197          176
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (3,310)      (2,979)
                                                               ---------    ---------
         Net cash used in investing activities                    (3,310)      (2,979)
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2008 notes                                          111,134
Proceeds from issuance of exchangeable preferred stock                         32,986
Proceeds from issuance of common stock                                            189
Proceeds from issuance of term loans                                           40,000
Contributions from shareholders                                                 4,573
Repayment of existing credit facility                                         (30,902)
Repayment of bridge loan                                                     (140,000)
Payment of consent fee                                                         (6,500)
Payments of deferred financing fees                                            (2,742)
Payments on term loan                                               (646)      (2,500)
Net payments on revolving credit facility                         (2,874)
                                                               ---------    ---------
         Net cash (used in) provided by financing activities      (3,520)       6,238
                                                               ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (193)         238
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash  equivalents             (2,826)       3,673
Cash and cash equivalents at beginning  of period                  4,762          780
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $   1,936    $   4,453
                                                               =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
NON CASH TRANSACTIONS:
  Assumption of bridge loan                                                 $ 140,000
                                                                            =========
  Preferred stock dividends                                    $   2,391    $   1,255
                                                               =========    =========
  Amortization of preferred stock discount                     $      84    $      49
                                                               =========    =========
  Capital contribution                                                      $   4,530
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

Effective December 31, 1998, the Company acquired the stock of Rotec Hulsensysteme GmbH ("Rotec") and entered into a five-year noncompete agreement with the selling shareholders. The acquisition was financed through an additional $10 million term loan under the Senior Secured Credit Facility and additional equity from the Company's two major shareholders and was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

The following summarizes the changes in stockholders' (deficit) equity for the six months ended June 30, 1999:

(dollars in thousands)                                                                                           FOREIGN
                                                    COMMON SHARES                               RETAINED         CURRENCY
                                               -------------------------        CONTRA          EARNINGS       TRANSLATION
                                               SHARES             AMOUNT        EQUITY         (DEFICIT)        ADJUSTMENT
                                               ------             ------        ------         ---------        ----------
Balance at December 31, 1998                   23,298              $ 1        $ (68,772)       $ (10,370)        $ (1,142)

Net income                                                                                           288

Preferred stock dividends                                                                         (2,391)

Amortization of preferred
    stock discount                                                                                   (84)

Foreign currency
    translation adjustment                         -                -                -                -            (2,758)
                                               ------              ---        ---------        ---------         --------
Balance at June 30, 1999                       23,298              $ 1        $ (68,772)       $ (12,557)        $ (3,900)
                                               ======              ===        =========        =========         ========

On July 29, 1999, the Company signed a definitive purchase agreement to acquire the textiles products operations of Armstrong World Industries, Inc. The acquisition is expected to be financed through the Company's line of credit and is expected to close in the next three months.

C.       INVENTORIES

Inventories as of  June 30, 1999 and December 31, 1998 consist of:

                  JUNE 30,        DECEMBER 31,
                    1999              1998
                    ----              ----
Finished Goods     $10,504          $ 9,762
Work in Progress     4,537            5,220
Raw Materials        4,191            4,197
                   -------          -------
                   $19,232          $19,179
                   =======          =======

D.       BUSINESS SEGMENTS

The Company produces precision-engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and fiber handling products for the textile industry. The Company's printing components division ("Image Transfer") designs, manufactures and markets high-quality printing blankets and sleeves for use in offset printing.

Segment performance is evaluated based on operating profit results compared to the annual operating plan. Intersegment sales and transfers are not material.

The Company manages the two segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies.

                               THREE MONTHS ENDED JUNE 30, 1999
                               --------------------------------
                          IMAGE
                         TRANSFER             TEXTILE            TOTALS
                         --------             -------            ------
Third party sales         $36,231              $7,305             $43,536
Operating profit            9,955                 419              10,374

                               THREE MONTHS ENDED JUNE 30, 1998
                               --------------------------------
                          IMAGE
                         TRANSFER             TEXTILE            TOTALS
                         --------             -------            ------
Third party sales         $34,593              $8,320             $42,913
Operating profit            8,814               1,168               9,982

                                SIX MONTHS ENDED JUNE 30, 1999
                                ------------------------------
                         IMAGE
                       TRANSFER             TEXTILE            TOTALS
                       --------             -------            ------
Third party sales         $71,412             $14,680             $86,092
Operating profit           18,601                 720              19,321


                                SIX MONTHS ENDED JUNE 30, 1998
                                ------------------------------
                         IMAGE
                        TRANSFER             TEXTILE            TOTALS
                        --------             -------            ------
Third party sales         $68,712             $17,338             $86,050
Operating profit           17,823               2,043              19,866

The following is a reconciliation of the operating profit reported above to the amount reported in the Consolidated Financial Statements:

                                           THREE MONTHS ENDED JUNE 30,
                                           ---------------------------
                                                1999        1998
                                                ----        ----
Segment operating profit                     $ 10,374    $  9,982
APB #16 depreciation and amortization          (1,022)     (1,022)
Non allocated corporate expenses                 (190)        (98)
Amortization of intangibles                      (903)       (642)
Management fees                                  (276)       (243)
                                             --------    --------
         Total operating profit              $  7,983    $  7,977
                                             ========    ========

                                            SIX MONTHS ENDED JUNE 30,
                                            -------------------------
                                               1999        1998
                                               ----        ----
Segment operating profit                     $ 19,321    $ 19,866
APB #16 depreciation and amortization          (2,044)     (2,044)
Non allocated corporate expenses                 (357)       (162)
Compensation and related transaction costs                (18,018)
Amortization of intangibles                    (1,811)     (1,293)
Management fees                                  (530)       (478)
                                             --------    --------
         Total operating profit (loss)       $ 14,579    $ (2,129)
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

F. SUPPLEMENTAL CONSOLIDATING INFORMATION - The Company issued $100,000 of 11 1/8% Senior Notes in conjunction with the purchase of Day International, Inc., ("Day") from M.A. Hanna and in March 1998, the Company issued $115,000 of 9 1/2% Senior Subordinated Notes in conjunction with the acquisition of the Company by Greenwich (collectively, the "Notes"). As a result of the 1995 acquisition, Day International, Inc. ("Day International" or "Guarantor") became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of Day International and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non guarantor subsidiaries. In 1996, intercompany notes were put in place through a dividend which effectively transfers the interest expense from Day International Group, Inc. to Day International, Inc. The following are the supplemental combined condensed balance sheets as of June 30, 1999 and December 31, 1998 and the supplemental combined condensed statements of operations and cash flows for the three and six months ended June 30, 1999 and 1998 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET

                                  JUNE 30, 1999

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents                        $      1,121        $   (375)   $    1,190                    $    1,936
Accounts receivable -- net                                             10,242         8,583                        18,825
Inventories                                                            11,802         7,430                        19,232
Other assets                                                            2,580         1,268                         3,848
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT ASSETS                           1,121          24,249        18,471             --         43,841
Intercompany                                          253,991              --                    $(253,991)            --
Property, plant and equipment -- net                                   36,398        13,192                        49,590
Investment in subsidiaries                            (52,078)         28,840                       23,238             --
Intangible and other assets                                           139,233        16,225                       155,458
                                                     --------        --------      --------      ---------       --------
         TOTAL ASSETS                                $203,034        $228,720      $ 47,888      $(230,753)      $248,889
                                                     ========        ========      ========      =========       ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                     $  4,194      $  3,240      $    (719)      $  6,715
Current maturities of long-term debt                 $  1,292                                                       1,292
Accrued associate-related costs and
  other expenses                                        4,431           8,185         5,144                        17,760
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT LIABILITIES                      5,723          12,379         8,384           (719)        25,767
Intercompany                                          (13,160)        254,102        12,360       (253,302)            --
Long-term and subordinated long-term
  debt                                                252,699                                                     252,699
Other long-term liabilities                                            13,825         2,726                        16,551
Exchangeable Preferred Stock                           39,100                                                      39,100
Total stockholders' equity (deficit)                  (81,328)        (51,586)       24,418         23,268        (85,228)
                                                     --------        --------      --------      ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                   $203,034        $228,720      $ 47,888      $(230,753)      $248,889
                                                     ========        ========      ========      =========       ========

                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1998

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents                          $    3,256        $   (955)   $    2,461                    $    4,762
Accounts receivable -- net                                             10,147         8,483                        18,630
Inventories                                                            11,450         7,729                        19,179
Other assets                                                            2,527         1,283                         3,810
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT ASSETS                           3,256          23,169        19,956             --         46,381
Intercompany                                          253,367              --                    $(253,367)            --
Property, plant and equipment -- net                                   36,812        13,493                        50,305
Investment in subsidiaries                            (52,370)         28,561                       23,809             --
Intangible and other assets                                           142,819        17,903                       160,722
                                                     --------        --------      --------      ---------       --------
         TOTAL ASSETS                                $204,253        $231,361      $ 51,352      $(229,558)      $257,408
                                                     ========        ========      ========      =========       ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                     $  2,702      $  3,337      $    (134)      $  5,905
Current maturities of long-term debt                 $  1,292                                                       1,292
Accrued associate-related costs and
  other expenses                                        4,336           9,261         6,881                        20,478
                                                     --------        --------      --------      ---------       --------
         TOTAL CURRENT LIABILITIES                      5,628          11,963        10,218           (134)        27,675
Intercompany                                          (15,082)        255,984        12,331       (253,233)            --
Long-term and subordinated long-term
  debt                                                256,223                                                     256,223
Other long-term liabilities                                            14,187         2,979                        17,166
Exchangeable Preferred Stock                           36,627                                                      36,627
Total stockholders' equity (deficit)                  (79,143)        (50,773)       25,824         23,809        (80,283)
                                                     --------        --------      --------      ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                   $204,253        $231,361      $ 51,352      $(229,558)      $257,408
                                                     ========        ========      ========      =========       ========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1999

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------

Net sales                                             $    --         $30,699       $12,837       $     --        $43,536
Cost of goods sold                                                     18,142         8,909                        27,051
                                                      -------         -------       -------        -------       --------
         Gross profit                                      --          12,557         3,928             --         16,485
Selling, general and administrative                         2           5,031         2,290                         7,323
Amortization of intangibles                                               822            81                           903
Management fees                                                           276                                         276
                                                      -------         -------       -------        -------       --------
         Operating income                                  (2)          6,428         1,557             --          7,983
Other expenses (income):
Equity in (earnings) loss of subsidiaries                (629)           (883)                       1,512             --
Interest expense                                                        6,862                                       6,862
Other (income) expense                                     (3)            (18)           74                            53
                                                      -------         -------       -------        -------       --------
         Income (before income taxes                      630             467         1,483         (1,512)         1,068
Income taxes (benefit)                                    -              (162)          600                           438
                                                      -------         -------       -------        -------       --------
         Net income                                   $   630         $   629       $   883        $(1,512)      $    630
                                                      =======         =======       =======        =======       ========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1998

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Net sales                                             $    --         $32,780       $10,133      $                $42,913
Cost of goods sold                                                     20,126         6,728                        26,854
                                                      -------         -------       -------        -------       --------
         Gross profit                                      --          12,654         3,405             --         16,059
Selling, general and administrative                        16           5,270         1,910                         7,196
Amortization of intangibles                                               631            12                           643
Management fees                                                           243                                         243
                                                      -------         -------       -------        -------       --------
         Operating income                                 (16)          6,510         1,483             --          7,977
Other expenses (income):
Equity in loss (earnings) of subsidiaries                (708)           (964)                       1,672             --
Interest expense                                                        6,920                                       6,920
Other (income) expense                                    (21)              9           (18)                          (30)
                                                      -------         -------       -------        -------       --------
         Income (loss) before income taxes                713             545         1,501         (1,672)         1,087
Income taxes (benefit)                                      2            (163)          537                           376
                                                      -------         -------       -------        -------       --------
         Net income (loss)                            $   711         $   708       $   964        $(1,672)      $    711
                                                      =======         =======       =======        =======       ========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Net sales                                             $    --         $60,678       $25,414       $     --        $86,092
Cost of goods sold                                                     36,364        17,425                        53,789
                                                      -------        --------     ---------        -------        -------
         Gross profit                                      --          24,314         7,989             --         32,303
Selling, general and administrative                        11          10,666         4,706                        15,383
Amortization of intangibles                                             1,646           165                         1,811
Management fees                                                           530                                         530
                                                      -------        --------     ---------        -------        -------
         Operating income                                 (11)         11,472         3,118             --         14,579
Other expenses (income):
Equity in (earnings) loss of subsidiaries                (292)         (1,720)                       2,012             --
Interest expense                                                       13,745                                      13,745
Other (income) expense                                     (5)             68           205                           268
                                                      -------        --------     ---------        -------        -------
         Income (loss) before income taxes                286            (621)        2,913         (2,012)           566
Income taxes (benefit)                                     (2)           (913)        1,193                           278
                                                      -------        --------     ---------        -------        -------
         Net income (loss)                            $   288        $    292     $   1,720        $(2,012)       $   288
                                                      =======        ========     =========        =======        =======

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1998

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Net sales                                             $    --         $64,100       $21,950      $                $86,050
Cost of goods sold                                                     38,980        14,861                        53,841
                                                    ---------      ----------     ---------       --------     ---------
         Gross profit                                      --          25,120         7,089             --         32,209
Selling, general and administrative                        29          10,630         3,890                        14,549
Compensation and related transaction costs                             18,018                                      18,018
Amortization of intangibles                                             1,271            22                         1,293
Management fees                                                           478                                         478
                                                    ---------      ----------     ---------       --------     ---------
         Operating income                                 (29)         (5,277)        3,177             --         (2,129)
Other expenses (income):
Equity in loss (earnings) of subsidiaries              11,524          (1,944)                      (9,580)            --
Interest expense                                        2,797          11,174                                      13,971
Other (income) expense                                    (34)             (3)          217                           180
                                                    ---------      ----------     ---------       --------     ---------
         Income (loss) before income taxes
             and extraordinary items                  (14,316)        (14,504)        2,960          9,580       (16,280)
Income taxes (benefit)                                 (1,036)         (3,408)        1,016                       (3,428)
                                                    ---------      ----------     ---------       --------     ---------
         Income (loss) before
             extraordinary items                      (13,280)        (11,096)        1,944          9,580       (12,852)
Extraordinary losses on early
    extinguishment of debt                              3,124             428            --             --         3,552
                                                    ---------      ----------     ---------       --------     ---------
         Net income (loss)                          $ (16,404)     $  (11,524)    $   1,944       $  9,580     $ (16,404)
                                                    =========      ==========     =========       ========     =========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------
Operating Activities:
Net income                                         $      288       $     292     $   1,720     $   (2,012)     $     288
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                         6,443         1,187                         7,630
  Equity in (earnings) loss of subsidiaries              (292)         (1,720)                       2,012             --
  Deferred income taxes and other                                        (851)                                       (851)
  Changes in operating assets and liabilities              96            (441)       (2,281)          (244)        (2,870)
                                                   ----------      ----------     ---------       --------       --------
Net cash provided by (used in)
  operating activities                                     92           3,723           626           (244)         4,197
Investing activities:
  Capital expenditures                                                 (1,598)       (1,712)                       (3,310)
                                                   ----------      ----------     ---------       --------       --------
Net cash used in investing activities                      --          (1,598)       (1,712)            --         (3,310)
Financing Activities:
  Payments on term loans                                 (646)                                                       (646)
  Net payments on credit facilities                    (2,874)                                                     (2,874)
                                                   ----------      ----------     ---------       --------       --------
Net cash used in financing activities                  (3,520)             --            --             --         (3,520)
Intercompany transfers and dividends                    1,293          (1,545)            8            244             --
Effects of exchange rates on cash                                                      (193)                         (193)
                                                   ----------      ----------     ---------       --------       --------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                     (2,135)            580        (1,271)            --         (2,826)
Cash and cash equivalents at beginning of period        3,256            (955)        2,461                         4,762
                                                   ----------      ----------     ---------       --------       --------
Cash and cash equivalents at end of period         $    1,121      $     (375)    $   1,190       $     --       $  1,936
                                                   ==========      ==========     =========       ========       ========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998

                                                       DAY       DAY INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------   ------------

Operating Activities:
Net income (loss)                                  $  (16,404)     $  (11,524)    $   1,944        $ 9,580     $  (16,404)
  Adjustments to reconcile net
    income (loss)to net cash provided by
    (used in) operating activities:
  Extraordinary loss on early
     extinguishment of debt                             3,124             428                                       3,552
  Depreciation and amortization                                         5,627           790                         6,417
  Non-cash charge related to stock
    option awards                                                       8,585                                       8,585
  Equity in (earnings) loss of subsidiaries            11,524          (1,944)                      (9,580)            --
  Deferred income taxes and other                                      (4,447)                                     (4,447)
  Changes in operating assets and liabilities           3,149          (2,234)        1,217            341          2,473
                                                   ----------        --------     ---------       --------       --------
Net cash provided by (used in)
  operating activities                                  1,393          (5,509)        3,951            341            176
Investing activities:
  Capital expenditures                                                 (1,951)       (1,028)                       (2,979)
                                                   ----------        --------     ---------       --------       --------

Net cash used in investing activities                      --          (1,951)       (1,028)            --         (2,979)
Financing Activities:
Proceeds from issuance of 2008 Notes                  111,134                                                     111,134
Proceeds from issuance of  exchangeable
   preferred stock                                     32,986                                                      32,986
Proceeds from issuance of common stock                    189                                                         189
Proceeds from issuance of term loans                   40,000                                                      40,000
Contributions from shareholders                         4,573                                                       4,573
Repayment of existing credit facility                 (30,000)                         (902)                      (30,902)
Repayment of bridge loan                             (140,000)                                                   (140,000)
Payment of consent fee                                 (6,500)                                                     (6,500)
Payment of deferred financing fees                     (2,742)                                                     (2,742)
Payments on the term loan                              (2,500)                                                     (2,500)
                                                   ----------        --------     ---------       --------       --------
Net cash provided by (used in)
   financing activities                                 7,140              --          (902)            --          6,238
Intercompany transfers and dividends                   (7,145)          7,486                         (341)            --
Effects of exchange rates on cash                                                       238                           238
                                                   ----------        --------     ---------       --------       --------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                      1,388              26         2,259             --          3,673
Cash and cash equivalents at beginning of period          596            (320)          504                           780
                                                   ----------        --------     ---------       --------       --------
Cash and cash equivalents at end of period         $    1,984        $   (294)    $   2,763       $     --       $  4,453
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

Day will be required to adopt this standard for its fiscal 2001 financial statements. Based on current hedging activities, Day does not anticipate this standard to have a material effect on its financial statements.

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

                                                     Three Months                       Six Months
                                                     ------------                       ----------
                                                    Ended June 30                      Ended June 30
                                                    -------------                      -------------
                                             1999                1998               1999               1998
                                             ----                ----               ----               ----
                                          $         %          $       %        $         %        $          %
                                         ----     -----      ----    -----     ----     -----     ----     -----
Net sales.............................   43.5     100.0      42.9    100.0     86.1     100.0     86.1     100.0
Costs of goods sold...................   27.0      62.1      26.9     62.7     53.8      62.5     53.9      62.6
Gross profit..........................   16.5      37.9      16.0     37.3     32.3      37.5     32.2      37.4
SG&A..................................    7.3      16.8       7.2     16.8     15.4      17.9     14.5      16.8
Compensation and related
     transaction costs................                                                            18.0      20.9
Amortization of intangibles...........    0.9       2.1       0.6      1.4      1.8       2.1      1.3       1.5
Management Fees.......................    0.3       0.7       0.2      0.5      0.5       0.6      0.5       0.6
Operating income......................    8.0      18.4       8.0     18.6     14.6      17.0     (2.1)     (2.4)

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net sales increased to $43.5 million for the three months ended June 30, 1999 from $42.9 million for the comparable period in 1998, an increase of $0.6 million or 1.4%. Sales volumes increased by $1.0 million or 2.3% offset by the effect of foreign currency translation of $0.4 million or 0.9%. Image Transfer's sales increased to $36.2 million for the three months ended June 30, 1999 from $34.6 million for the comparable period in 1998, an increase of $1.6 million or 4.6%. The acquisition of Rotec Hulsensysteme GmbH ("Rotec") at the end of 1998 contributed $2.6 million to Image Transfer's net sales in the three months ended June 30, 1999. Excluding sales contributed by Rotec, Image Transfer sales decreased $1.0 million or 2.9% from the comparable period in 1998. The decrease is mainly a result of lower US export sales to Japan and Latin America compared to the same period a year ago. Domestic US sales, as well as sales in Europe and Mexico, are ahead of the same period a year ago. Foreign currency translation reduced Image Transfer's revenue by $0.3 million or 0.9%. Textiles' sales were $7.3 million for the three months ended June 30, 1999 compared to $8.3 million for the comparable period in 1998, a decrease of $1.0 million or 12.0%. Textile sales decreased across all markets. The decline in Europe was a result of a significant decline in sales to original equipment manufacturers ("OEM's"). The decline in sales to OEM's is a result of delays in purchasing of new equipment by the major yarn manufacturers due to an overall slow down in the world-wide yarn spinning industry that began in the second half of 1998 and continued in the first half of 1999. Domestic sales were lower as increased imports of low cost Asian yarns adversely impacted domestic yarn producers. At the same time, domestic mills were faced with higher than normal inventories causing several yarn spinning mills to be closed in the second half of 1998 and the first half of 1999. Export sales to Asian markets were adversely impacted by the currency devaluations which occurred in 1998 making the Day products more expensive. Sales to carpet and fiber glass manufacturers remained strong. Foreign currency translation had no material impact on Textile's sales this quarter.

Gross profit increased $0.5 million to $16.5 million for the three months ended June 30, 1999 from $16.0 million for the three months ended June 30, 1998. As a percentage of net sales, gross profit increased to 37.9% for the three months ended June 30, 1999 from 37.3% for the comparable period in 1998. Foreign currency translation reduced gross profit $0.1 million. Changes in market mix along with slightly higher yields from production were the major contributions to the improved gross margin.

SG&A increased to $7.3 million for the three months ended June 30, 1999 from $7.2 million for the comparable period in 1998, an increase of $0.1 million or 1.4%. In the quarter ended June 30, 1999, foreign currency translation caused SG&A to decrease by $0.1 million. As a percentage of net sales, SG&A remained constant at 16.8% for both quarters.

Amortization of intangibles increased to $0.9 million for the three months ended June 30, 1999 from $0.6 million for the comparable period in 1998, an increase of $0.3 million. The increase is a result of the amortization of the goodwill in conjunction with the Rotec acquisition.

Operating income was $8.0 million for the three months ended June 30, 1999 and 1998. As a percentage of net sales, operating income decreased to 18.4% for the three months ended June 30, 1999 from 18.6% for the comparable period in 1998.

The effective tax rate for the second quarter of 1999 was 41.0%, which approximates the combined US federal and state rate of around 40%, compared to 34.6% for the second quarter of 1998. The lower effective tax rate in 1998 was mainly a result of changes in the locations where European profits were generated with more of the profits being generated in markets with lower tax rates.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net sales were $86.1 million for the six months ended June 30, 1999 and 1998. Sales volumes for the six months ended June 30, 1999, were $0.4 million or 0.5% higher than the same period in 1998. Foreign currency translation reduced sales by $0.4 million for the six months ended June 30, 1999 compared to the same period a year ago. Image Transfer's sales increased to $71.4 million for the six months ended

June 30, 1999 from $68.7 million for the comparable period in 1998, an increase of $2.7 million or 3.9%. The acquisition of Rotec Hulsensysteme GmbH ("Rotec") at the end of 1998 contributed $5.2 million to Image Transfer's net sales in the six months ended June 30, 1999. Excluding sales contributed by Rotec, Image Transfer sales decreased $2.5 million or 3.6% from the comparable period in 1998. The decrease is mainly a result of lower US export sales to Japan and Latin America compared to the same period a year ago combined with lower sales in the UK. Foreign currency translation reduced Image Transfer's revenue by $0.3 million or 0.4%. Textiles' sales were $14.7 million for the six months ended June 30, 1999 compared to $17.3 million for the comparable period in 1998; a decrease of $2.6 million or 15.0%. Foreign currency translation accounted for $0.1 million of the decrease. Textile sales decreased across all markets. The decline in Europe was a result of a significant decline in sales to original equipment manufacturers ("OEM's"). The decline in sales to OEM's is a result of delays in purchasing of new equipment by the major yarn manufacturers due to an overall slow down in the world-wide yarn spinning industry that began in the second half of 1998 and continued in the first half of 1999. Domestic sales were lower as increased imports of low cost Asian yarns adversely impacted domestic yarn producers. At the same time, domestic mills were faced with higher than normal inventories causing several yarn spinning mills to be closed in the second half of 1998 and the first half of 1999. Export sales to Asian markets were adversely impacted by the currency devaluations which occurred in 1998 making the Day products more expensive. Sales to carpet and fiber glass manufacturers remained strong.

Gross profit for the six months ended June 30, 1999 remained virtually constant at $32.3 million compared to $32.2 million for the six months ended June 30, 1998. As a percentage of net sales, gross profit also remained virtually constant at 37.5% for the six months ended June 30, 1998 compared to 37.4% for the same period of 1998. Gross profit decreased $0.1 million as a result of foreign currency translation.

SG&A increased to $15.4 million for the six months ended June 30, 1999 from $14.5 million for the comparable period in 1998, an increase of $0.9 million or 6.2%. The increase in SG&A as a percent of sales is a result of the fixed component of SG&A supporting the decreased sales volumes. The foreign currency translation had no impact on SG&A for the six months ended June 30, 1999 compared to the same period of 1998. As a percentage of net sales, SG&A increased to 17.9% from 16.8%.

Amortization of intangibles increased to $1.8 million for the six months ended June 30, 1999 from $1.3 million for the comparable period in 1998, an increase of $0.5 million. The increase is a result of the amortization of the goodwill in conjunction with the Rotec acquisition.

In 1998, compensation and related acquisition costs include $8.6 million as a result of changes in the Company's stock option plan, $8.4 million related to amounts payable under certain management employment agreements and $1.0 million of expenses associated with obtaining the Consent. All of these items arose out of the Acquisition and related transactions.

Operating income decreased to $14.6 million for the six months ended June 30, 1999 from $15.9 million, excluding the compensation and related acquisition costs, for the comparable period in 1998, a decrease of $1.3 million or 8.2%. As a percentage of net sales (excluding the compensation and related acquisition costs), operating income decreased to 17.0% for the six months ended June 30, 1999 from 18.5% for the comparable period in 1998.

The effective tax rate for the first half of 1999 was an expense of 49.0% compared to a benefit of 26.1% for the first half of 1998, including the effect of the extraordinary item. The higher income tax percentage in 1999 compared to 1998 is mainly a result of the establishment of a deferred tax valuation allowance in 1998 and more profits generated in markets with lower rates.

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

Cash Flows From Operating Activities. Cash flows provided by operations for the six months ended June 30, 1999 were $4.2 million compared to $0.2 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, cash flows from operations were adversely impacted by a $2.9 million increase in working capital requirements. Cash flows from operations in 1998 were impacted by $9.5 million of compensation and related transaction costs associated with the Acquisition.

Cash Flows From Investing Activities. The Company's expenditures for property, plant and equipment were $7.1 million, $5.1 million and $5.2 million for 1998, 1997 and 1996, respectively. The Company believes that capital expenditures of $7.0 million to $9.0 million over the next several years will be sufficient to maintain its market position. The Company expects to fund these capital expenditures from cash flow from operations. Capital expenditures were $3.3 million and $3.0 million for the six months ended June 30, 1999 and 1998, respectively.

On July 29, 1999, The Company signed a definitive purchase agreement to acquire the textile products operations of Armstrong World Industries, Inc. The acquisition is expected to be financed through the Company's line of credit and is expected to close in the next three months.

Cash Flows From Financing Activities. In the first six months of 1999, the Company repaid $2.9 million on its revolving line of credit and $0.6 million on its term loans. In January 1998, the Company entered into a $60 million Senior Secured Credit Facility, concurrent with the Acquisition. The facility consisted of a $40 million Term Loan and a $20 million Revolving Credit Facility. During the six months ended June 30, 1998, the Company made $2.5 million in payments on the Term Loan. The proceeds from the Term Loan were used to repay the Company's then existing US Credit Facility and to pay certain of the expenses associated with the Acquisition. As of June 30, 1999, there was $5.0 million outstanding under the Revolving Credit Facility and the Company had approximately $13.3 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

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

As a result of the additional debt incurred by the Company in conjunction with the Acquisition, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $254.0 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $40.9 million.

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

The Company is using internal resources, and where necessary, external resources to perform most of the testing and remediation functions. Upgrades to the Company's business system were completed and tested by the end of July 1999. A complete inventory of all equipment (manufacturing and otherwise) has been completed and communication with the manufacturers of the equipment has commenced to determine whether the equipment is Year 2000 compliant. Letters have been sent to all significant vendors and customers requesting them to confirm the status of their Year 2000 projects. Responses have been received from a majority of the vendors and customers and follow-up efforts are in process with those who have not yet responded.

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

Similarly, in the event of a failure as a result of Year 2000 issues in any systems of third parties with whom the Company interacts, the Company could lose or have trouble accessing or receive inaccurate third party data, experience internal and external communications difficulties or have difficulty obtaining components that are Year 2000 compliant from its vendors. The Company could also experience a slowdown or reduction of sales if Year 2000 issues adversely affect customers. In an effort to mitigate the potential impact of any failures, the Company is developing and documenting contingency plans for each critical area of the business. These contingency plan are expected to be completed by the end of August 1999.

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

                                   Day International Group, Inc.
                                   -----------------------------
                                           (Registrant)

Date:  August 12, 1999             /s/ David B. Freimuth
                                   -----------------------------
                                   David B. Freimuth
                                   Vice President and
                                     Chief Financial Officer