Form 10-Q
period 1999-09-30
DAY INTERNATIONAL GROUP INC
filed 1999-11-15
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999
      -------------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................... to ......................


Commission File Number 33-93644 and 333-50839
                       ----------------------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           31-1436 349
           --------                                           -----------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
 incorporation or organization)

 130 West Second Street, Suite 1700, Dayton, Ohio                 45402
--------------------------------------------------              ----------
(Address of principal executive offices)                        (zip code)


       (937) 224-4000
-----------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   ----   ----

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of November 15, 1999 was 23,298

                          DAY INTERNATIONAL GROUP, INC.

                                      Index


                                                                                             Pages
                                                                                             -----
Part I: Financial Information

        Item 1. Financial Statements:

                     Condensed Consolidated Balance Sheets as of September 30, 1999
                     and December 31, 1998                                                     3

                     Condensed Consolidated Statements of Operations for the three months
                     ended September 30, 1999 and 1998                                         4

                     Condensed Consolidated Statements of Operations for the nine months
                     ended September 30, 1999 and 1998                                         5

                     Condensed Consolidated Statements of Comprehensive (Loss) Income
                     for the three months ended September 30, 1999 and 1998                    6

                     Condensed Consolidated Statements of Comprehensive (Loss) Income
                     for the nine months ended September 30, 1999 and 1998                     6

                     Condensed Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 1999 and 1998                                         7

                     Notes to Condensed Consolidated Financial Statements                    8 - 22

                 Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                         23 - 30

         Part II: Other Information

                 Item 1 - Legal Proceedings                                                   31

                 Item 2 - Changes in Securities and Use of Proceeds                           31

                 Item 6 - Exhibits and Reports on Form 8-K                                    31

                 Signature                                                                    31


PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


         ASSETS                                                     1999           1998
                                                                    ----           ----
  Cash and cash equivalents                                      $     380      $   4,762
  Accounts receivable (less allowance for doubtful
      accounts of $1,743 and $1,384)                                26,185         18,630
  Inventories                                                       23,524         19,179
  Prepaid expenses and other current assets                          1,346          1,267
  Deferred tax assets                                                2,548          2,543
                                                                 ---------      ---------

         Total current assets                                       53,983         46,381

  Property, plant and equipment, net                                53,873         50,305
  Goodwill and other intangible assets                             150,071        157,799
  Deferred tax assets                                                2,482          1,523
  Other assets                                                       3,172          1,400
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 263,581      $ 257,408
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Accounts payable                                               $   5,960      $   5,905
  Accrued associate-related costs and other accrued expenses        13,477         13,229
  Income taxes payable                                               2,213          2,913
  Interest payable                                                   4,438          4,336
  Current maturities of long-term debt                               1,292          1,292
                                                                 ---------      ---------

         Total current liabilities                                  27,380         27,675

  Long-term and subordinated long-term debt                        259,851        256,223
  Deferred tax liabilities                                           1,086          1,353
  Other long-term liabilities                                       19,648         15,813
  Commitments and contingencies
                                                                 ---------      ---------

         Total liabilities                                         307,965        301,064

  Exchangeable preferred stock                                      40,402         36,627

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common Shares                                                          1              1
  Additional paid-in-capital
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                             (68,772)       (68,772)
  Retained earnings (deficit)                                      (13,229)       (10,370)
  Foreign currency translation adjustment                           (2,786)        (1,142)
                                                                 ---------      ---------

         Total stockholders' (deficit) equity                      (84,786)       (80,283)
                                                                 ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY             $ 263,581      $ 257,408
                                                                 =========      =========


            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)


                                                           1999          1998
                                                           ----          ----

NET SALES                                               $ 44,569      $ 46,466

COST OF GOODS SOLD                                        27,942        29,206
                                                        --------      --------
GROSS PROFIT                                              16,627        17,260

SELLING, GENERAL AND ADMINISTRATIVE                        7,407         7,146
AMORTIZATION OF INTANGIBLES                                  903           641
MANAGEMENT FEES                                              276           244
                                                        --------      --------

OPERATING PROFIT                                           8,041         9,229

OTHER EXPENSES:
  Interest expense (including amortization
    of deferred financing costs of $600 in 1999 and
    $576 in 1998)                                          6,863         6,743
  Other expense (income)--net                                 69           216
                                                        --------      --------
                                                           6,932         6,890
                                                        --------      --------

INCOME BEFORE INCOME TAXES                                 1,109         2,270

INCOME TAXES                                                 480           916
                                                        --------      --------
NET INCOME                                                   629         1,354

PREFERRED STOCK DIVIDENDS                                 (1,260)       (1,110)

AMORTIZATION OF PREFERRED STOCK
  ISSUANCE COSTS                                             (42)          (42)
                                                        --------      --------

NET LOSS AVAILABLE
  TO COMMON SHAREHOLDERS                                $   (673)     $    202
                                                        ========      ========


            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)


                                                             1999           1998
                                                             ----           ----

NET SALES                                                 $ 130,660      $ 132,516

COST OF GOODS SOLD                                           81,730         83,047
                                                          ---------      ---------
GROSS PROFIT                                                 48,930         49,469

SELLING, GENERAL AND ADMINISTRATIVE                          22,790         21,695
COMPENSATION AND RELATED
   TRANSACTION COSTS                                                        18,018
AMORTIZATION OF INTANGIBLES                                   2,714          1,934
MANAGEMENT FEES                                                 806            722
                                                          ---------      ---------

OPERATING PROFIT                                             22,620          7,100

OTHER EXPENSES:
  Interest expense (including amortization
    of deferred financing costs of $1,800 in 1999 and
    $1,448 in 1998                                           20,608         20,714
  Other expense (income)--net                                   337            396
                                                          ---------      ---------
                                                             20,945         21,110
                                                          ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                                    1,675        (14,010)

INCOME TAXES (BENEFIT)                                          757         (2,512)
                                                          ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                        918        (11,498)

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENT OF DEBT (NET OF TAX
  BENEFIT OF $2,368)                                              -          3,552
                                                          ---------      ---------

NET INCOME (LOSS)                                               918        (15,050)

PREFERRED STOCK DIVIDENDS                                    (3,650)        (2,365)

AMORTIZATION OF PREFERRED STOCK
  ISSUANCE COSTS                                               (126)           (91)
                                                          ---------      ---------
NET LOSS AVAILABLE
  TO COMMON SHAREHOLDERS                                  $  (2,858)     $ (17,506)
                                                          =========      =========


            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                              1999       1998
                                              ----       ----
NET INCOME                                  $  629     $1,354

FOREIGN CURRENCY TRANSLATION ADJUSTMENT      1,114        483
                                            ------     ------
COMPREHENSIVE NET INCOME                    $1,743     $1,837
                                            ======     ======



                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                              1999          1998
                                              ----          ----

NET INCOME (LOSS)                           $    918      $(15,050)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT       (1,644)          571
                                            --------      --------
COMPREHENSIVE NET LOSS                      $   (726)     $(14,479)
                                            ========      ========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)


                                                               1999           1998
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $     918      $ (15,050)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                          3,552
  Depreciation and amortization                               11,731          9,754
  Deferred income taxes                                         (959)        (3,765)
  Non-cash charge related to stock option awards                   -          8,585
  Change in operating assets and liabilities                  (4,740)        (1,196)
                                                           ---------      ---------
         Net cash provided by operating activities             6,950          1,880
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                          (4,281)        (5,383)
Cash paid for acquisition                                    (10,464)             -
                                                           ---------      ---------
         Net cash used in investing activities               (14,745)        (5,383)
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2008 notes                                        111,134
Proceeds from issuance of exchangeable preferred stock                       32,986
Proceeds from issuance of common stock                                          230
Proceeds from issuance of term loans                                         40,000
Contributions from shareholders                                               4,573
Repayment of existing credit facility                                       (30,902)
Repayment of bridge loan                                                   (140,000)
Payment of consent fee                                                       (6,500)
Payments of deferred financing fees                                          (2,742)
Payments on term loan                                           (969)        (8,000)
Net borrowings on revolving credit facility                    4,590          2,000
                                                           ---------      ---------
         Net cash provided by financing activities             3,621          2,779
                                                           ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (208)           546
                                                           ---------      ---------

CASH AND CASH EQUIVALENTS:
Net (decrease) in cash and cash  equivalents                  (4,382)          (178)
Cash and cash equivalents at beginning  of period              4,762            780
                                                           ---------      ---------
Cash and cash equivalents at end of period                 $     380      $     602
                                                           =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
NON CASH TRANSACTIONS:
  Assumption of bridge loan                                               $ 140,000
                                                                          =========
  Preferred stock dividends                                $   3,650      $   2,365
                                                           =========      =========
  Amortization of preferred stock discount                 $     126      $      91
                                                           =========      =========
  Capital contribution                                                    $   4,530
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

On March 18, 1998, the Company successfully completed a Consent Solicitation (the "Consent") with respect to its $100.0 million 11 1/8% Senior Subordinated Notes which are due in 2005 (the "2005 Notes"). The Consent permitted the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes (the "2008 Notes") and $35.0 million of 12 1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"). The Consent also allowed the Company to assume a $140.0 million Bridge Loan (the "Bridge Loan") incurred by its majority shareholder in connection with the Acquisition, and effected certain other changes to the Indenture governing the 2005 Notes, including the elimination of the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company. As consideration for the Consent, the Company paid a Consent fee of $65 for every $1,000 of notes held. The proceeds from the issuance of the 2008 Notes and the Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. Expenses associated with obtaining the Consent were approximately $1.0 million. As a result of the repayment of the Bridge Loan, $5.2 million of deferred financing fees and expenses were also written off as an extraordinary item. The Acquisition did not require a change in the Company's historical basis of accounting since the Company's 2005 Notes remained outstanding following the Acquisition.

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

Effective September 30, 1999, the Company acquired the Textile Products Operations of Armstrong World Industries, Inc. ("TPO"). The acquisition was financed through the Revolving Credit Line of the Senior Secured Credit Facility along with a portion of the proceeds from the Convertible Preferred Stock referred to in Note C. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 in the September 30, 1999 balance sheet.

TPO manufactures and markets precision engineered rubber cots, aprons and other fabricated rubber components used by the worldwide textile industry under the brand name of Accotex. Day intends to continue to market the product lines acquired under the Accotex brand name where permitted.

C. SUBSEQUENT EVENTS - On October 19, 1999 the Company completed its acquisition of the stock of privately-held Varn International for $59.3 million in cash, plus expenses. The purchase price is subject to certain adjustments for changes in working capital and future revenue growth.

The acquisition was financed through the private placement of $38.5 million of 18% convertible cumulative preferred stock (the "Convertible Preferred Stock") and by amending and restating the existing $60 million Senior Secured Credit Facility ($40 million term and $20 million revolver). The Amended and Restated Senior Secured Credit Facility provides for a $70 million Term Loan and a $20 million Revolving Credit Facility. The Revolving Credit Facility includes a $10 million letter of credit subfacility ($530 of letters of credit were outstanding at October 19, 1999) and a $1 million swingline loan subfacility. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). At October 18, 1999, $19.5 million was available under the Senior Secured Credit Facility. The Senior Secured Credit Facility requires a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. Interest on the term loan is based on the banks' base rate plus 1.75% or the LIBOR rate plus 2.75%. Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion.

The term loans mature in 21 consecutive quarterly installments, commencing on March 31, 2000. Principal payments are to be made in the following amounts: installments 1-4, $1.9 million per installment; installments 5-8, $2.5 million per installment; installments 9-20, $3.7 million per installment; and installment 21, $7.5 million.

Varn is a leading worldwide supplier of pressroom chemicals to the printing industry. Varn also manufactures the Kompac brand of automatic dampening systems for printing presses through its Graph Tech subsidiary. Headquartered in Oakland, New Jersey, Varn has manufacturing facilities in Addison,

IL; Houston, TX; Ontario, Canada; Manchester, England; Willich, Germany; Johannesburg, South Africa; Melbourne, Australia; Kuala Lumpur, Malaysia and a joint venture in Foshan, China.


The following summarizes the changes in stockholders' (deficit) equity for the nine months ended September 30, 1999:



(dollars in thousands)
                                                                                         FOREIGN
                                       COMMON SHARES                        RETAINED     CURRENCY
                                       -------------          CONTRA        EARNINGS    TRANSLATION
                                    SHARES       AMOUNT       EQUITY       (DEFICIT)    ADJUSTMENT
                                    ------       ------       ------       ---------    ----------
Balance at December 31, 1998        23,298      $      1     $(68,772)     $(10,370)     $ (1,142)

Net income                                                                      918

Preferred stock dividends                                                    (3,650)

Amortization of preferred
    stock discount                                                             (126)

Foreign currency
    translation adjustment               -             -            -             -        (1,644)
                                  --------      --------     --------      --------      --------
Balance at September 30, 1999       23,298      $      1     $(68,772)     $(13,228)     $ (2,786)
                                  ========      ========     ========      ========      ========


D. INVENTORIES

Inventories as of  September 30, 1999 and December 31, 1998 consist of:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1999         1998
                                                         ----         ----

Finished Goods                                          $12,596     $ 9,762
Work in Progress                                          5,810       5,220
Raw Materials                                             5,118       4,197
                                                        -------     -------
                                                        $23,524     $19,179
                                                        =======     =======

The acquisition of the Armstrong Textile Products Operations increased inventories by approximately $4,500 as of September 30, 1999.

E. BUSINESS SEGMENTS

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

                                 THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 -------------------------------------
                             IMAGE
                            TRANSFER             TEXTILE             TOTALS
                            --------             -------             ------

Third party sales            $37,400              $7,169             $44,569
Operating profit              10,694                 262              10,956

                                 THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 -------------------------------------
                             IMAGE
                            TRANSFER             TEXTILE             TOTALS
                            --------             -------             ------

Third party sales            $38,192              $8,282             $46,474
Operating profit              10,667                 641              11,308

                                 NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 ------------------------------------
                             IMAGE
                            TRANSFER             TEXTILE             TOTALS
                            --------             -------             ------

Third party sales           $108,731             $21,929            $130,660
Operating profit              29,265               1,012              30,277

                                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 ------------------------------------
                             IMAGE
                            TRANSFER             TEXTILE             TOTALS
                            --------             -------             ------

Third party sales           $106,904             $25,621            $132,525
Operating profit              28,490               2,685              31,175

The following is a reconciliation of the operating profit reported above to the amount reported in the Consolidated Financial Statements:

                                                 THREE MONTHS ENDED
                                                 ------------------
                                                    SEPTEMBER 30,
                                                    -------------
                                                  1999          1998
                                                  ----          ----

Segment operating profit                       $ 10,956      $ 11,308
APB #16 depreciation and amortization            (1,622)       (1,022)
Non allocated corporate expenses                   (114)         (172)
Amortization of intangibles                        (903)         (641)
Management fees                                    (276)         (244)
                                               --------      --------

         Total operating profit                $  8,041      $  9,229
                                               ========      ========


                                                  NINE MONTHS ENDED
                                                  -----------------
                                                    SEPTEMBER 30,
                                                    -------------
                                                  1999         1998
                                                  ----         ----

Segment operating profit                       $ 30,277      $ 31,175
APB #16 depreciation and amortization            (3,666)       (3,066)
Non allocated corporate expenses                   (471)         (335)
Compensation and related transaction costs                    (18,018)
Amortization of intangibles                      (2,714)       (1,934)
Management fees                                    (806)         (722)
                                               --------      --------

         Total operating profit                $ 22,620      $  7,100
                                               ========      ========

F. CONTINGENCIES - Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. The Company's previous parent and its parent, M.A. Hanna, have agreed to indemnify the Company for certain of the costs associated with these matters.

G. SUPPLEMENTAL CONSOLIDATING INFORMATION - The Company issued $100,000 of 11 1/8% Senior Notes in conjunction with the purchase of Day International, Inc., ("Day") from M.A. Hanna and in March 1998, the Company issued $115,000 of 9 1/2% Senior Subordinated Notes in conjunction with the acquisition of the Company by Greenwich (collectively, the "Notes"). As a result of the 1995 acquisition, Day International, Inc. ("Day International" or "Guarantor") became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day has provided a full and unconditional guarantee of the Notes. The wholly owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly owned non guarantor subsidiaries. In 1996, intercompany notes were put in place through a dividend which effectively transfers the interest expense from Day International Group, Inc. to Day International, Inc. The following are the supplemental combined condensed balance sheets as of September 30, 1999 and December 31, 1998 and the supplemental combined condensed statements of operations and cash flows for the three and nine months ended September 30, 1999 and 1998 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1999




                                                          DAY
                                           DAY           INTER-
                                          INTER-        NATIONAL         NON
                                         NATIONAL         INC.        GUARANTOR
                                        GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        -----------    -----------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents                $   1,014      $  (1,430)     $     796                     $     380
Accounts receivable -- net                                 12,638         13,547                        26,185
Inventories                                                13,461         10,063                        23,524
Other assets                                                2,717          1,177                         3,894
                                         ---------      ---------      ---------      ---------      ---------
         TOTAL CURRENT ASSETS                1,014         27,386         25,583             --         53,983
Intercompany                               261,143             --                     $(261,143)            --
Property, plant and equipment -- net                       40,385         13,488                        53,873
Investment in subsidiaries                 (51,454)        32,698                        18,755             --
Intangible and other assets                               136,967         18,758                       155,725
                                         ---------      ---------      ---------      ---------      ---------
         TOTAL ASSETS                    $ 210,703      $ 237,437      $  57,829      $(242,388)     $ 263,581
                                         =========      =========      =========      =========      =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                        $   3,282      $   3,830      $  (1,152)     $   5,960
Current maturities of long-term debt     $   1,292                                                       1,292
Accrued associate-related costs and
  other expenses                             4,438          8,840          6,850                        20,128
                                         ---------      ---------      ---------      ---------      ---------
         TOTAL CURRENT LIABILITIES           5,730         12,122         10,680         (1,152)        27,380
Intercompany                               (13,279)       262,341         14,056       (263,118)            --
Long-term and subordinated long-term
  debt                                     259,851                                                     259,851
Other long-term liabilities                                13,936          6,798                        20,734
Exchangeable preferred stock                40,402                                                      40,402
Total stockholders' equity (deficit)       (82,001)       (50,962)        26,295         21,882        (84,786)
                                         ---------      ---------      ---------      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                       $ 210,703      $ 237,437      $  57,829      $(242,388)     $ 263,581
                                         =========      =========      =========      =========      =========


                          DAY INTERNATIONAL GROUP, INC.

                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1998


                                                          DAY
                                            DAY         INTER-
                                           INTER-       NATIONAL          NON
                                          NATIONAL        INC.         GUARANTOR
                                         GROUP, INC.   (GUARANTOR)    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                         -----------   -----------    ------------  ------------   ------------
ASSETS
Cash and cash equivalents                $   3,256      $    (955)     $   2,461                     $   4,762
Accounts receivable -- net                                 10,147          8,483                        18,630
Inventories                                                11,450          7,729                        19,179
Other assets                                                2,527          1,283                         3,810
                                         ---------      ---------      ---------      ---------      ---------
         TOTAL CURRENT ASSETS                3,256         23,169         19,956             --         46,381
Intercompany                               253,367             --                     $(253,367)            --
Property, plant and equipment -- net                       36,812         13,493                        50,305
Investment in subsidiaries                 (52,370)        28,561                        23,809             --
Intangible and other assets                               142,819         17,903                       160,722
                                         ---------      ---------      ---------      ---------      ---------
         TOTAL ASSETS                    $ 204,253      $ 231,361      $  51,352      $(229,558)     $ 257,408
                                         =========      =========      =========      =========      =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                        $   2,702      $   3,337      $    (134)     $   5,905
Current maturities of long-term debt     $   1,292                                                       1,292
Accrued associate-related costs and
  other expenses                             4,336          9,261          6,881                        20,478
                                         ---------      ---------      ---------      ---------      ---------
         TOTAL CURRENT LIABILITIES           5,628         11,963         10,218           (134)        27,675
Intercompany                               (15,082)       255,984         12,331       (253,233)            --
Long-term and subordinated long-term
  debt                                     256,223                                                     256,223
Other long-term liabilities                                14,187          2,979                        17,166
Exchangeable preferred stock                36,627                                                      36,627
Total stockholders' equity (deficit)       (79,143)       (50,773)        25,824         23,809        (80,283)
                                         ---------      ---------      ---------      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                       $ 204,253      $ 231,361      $  51,352      $(229,558)     $ 257,408
                                         =========      =========      =========      =========      =========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999


                                                               DAY
                                                DAY           INTER-
                                               INTER-        NATIONAL        NON
                                              NATIONAL         INC.       GUARANTOR
                                             GROUP, INC.   (GUARANTOR)   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                             -----------   -----------   ------------  ------------   ------------
Net sales                                     $     --      $ 31,739      $ 12,830       $     --       $ 44,569
Cost of goods sold                                            18,892         9,050                        27,942
                                              --------      --------      --------       --------       --------
         Gross profit                               --        12,847         3,780             --         16,627
Selling, general and administrative                  1         5,145         2,261                         7,407
Amortization of intangibles                                      822            81                           903
Management fees                                                  276                                         276
                                              --------      --------      --------       --------       --------
         Operating income                           (1)        6,604         1,438             --          8,041
Other expenses (income):
Equity in (earnings) loss of subsidiaries         (625)         (762)                       1,387             --
Interest expense                                               6,863                                       6,863
Other (income) expense                              (9)          (33)          111                            69
                                              --------      --------      --------       --------       --------
         Income (before income taxes               633           536         1,327         (1,387)         1,109
Income taxes (benefit)                               4           (89)          565                           480
                                              --------      --------      --------       --------       --------
         Net income                           $    629      $    625      $    762       $ (1,387)      $    629
                                              ========      ========      ========       ========       ========


                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998


                                                               DAY
                                                  DAY         INTER-
                                                 INTER-       NATIONAL        NON
                                                NATIONAL        INC.       GUARANTOR
                                               GROUP, INC.  (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -----------  -----------   ------------   ------------   ------------
Net sales                                      $     --      $ 36,527      $  9,939     $             $ 46,466
Cost of goods sold                                             21,851         7,355                     29,206
                                               --------      --------      --------     --------      --------
         Gross profit                                --        14,676         2,584           --        17,260
Selling, general and administrative                  18         5,233         1,895                      7,146
Amortization of intangibles                                       629            12                        641
Management fees                                                   244                                      244
                                               --------      --------      --------     --------      --------
         Operating income                           (18)        8,570           677           --         9,229
Other expenses (income):
Equity in loss (earnings) of subsidiaries        (1,362)         (273)                     1,635            --
Interest expense                                                6,743                                    6,743
Other (income) expense                               (5)           42           179                        216
                                               --------      --------      --------     --------      --------
         Income (loss) before income taxes        1,349         2,058           498       (1,635)        2,270
Income taxes (benefit)                               (5)          696           225                        916
                                               --------      --------      --------     --------      --------
         Net income (loss)                     $  1,354      $  1,362      $    273     $ (1,635)     $  1,354
                                               ========      ========      ========     ========      ========


                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                DAY
                                                 DAY          INTER-
                                                INTER-        NATIONAL       NON
                                               NATIONAL         INC.      GUARANTOR
                                              GROUP, INC.   (GUARANTOR)  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                              -----------   -----------  -------------------------  ------------
Net sales                                      $     --      $ 92,417      $ 38,243     $     --      $130,660
Cost of goods sold                                             55,256        26,474                     81,730
                                               --------      --------      --------     --------      --------
         Gross profit                                --        37,161        11,769           --        48,930
Selling, general and administrative                  12        15,811         6,967                     22,790
Amortization of intangibles                                     2,468           246                      2,714
Management fees                                                   806                                      806
                                               --------      --------      --------     --------      --------
         Operating income                           (12)       18,076         4,556           --        22,620
Other expenses (income):
Equity in (earnings) loss of subsidiaries          (917)       (2,482)                     3,399            --
Interest expense                                               20,608                                   20,608
Other (income) expense                              (14)           35           316                        337
                                               --------      --------      --------     --------      --------
         Income (loss) before income taxes          919           (85)        4,240       (3,399)        1,675
Income taxes (benefit)                                1        (1,002)        1,758                        757
                                               --------      --------      --------     --------      --------
         Net income (loss)                     $    918      $    917      $  2,482     $ (3,399)     $    918
                                               ========      ========      ========     ========      ========


                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                DAY
                                                  DAY          INTER-
                                                 INTER-        NATIONAL         NON
                                                NATIONAL         INC.        GUARANTOR
                                               GROUP, INC.   (GUARANTOR)    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -----------   -----------    ------------   ------------   ------------

Net sales                                      $      --      $ 100,627      $  31,889      $              $ 132,516
Cost of goods sold                                               60,831         22,216                        83,047
                                               ---------      ---------      ---------      ---------      ---------
         Gross profit                                 --         39,796          9,673             --         49,469
Selling, general and administrative                   47         15,863          5,785                        21,695
Compensation and related transaction costs                       18,018                                       18,018
Amortization of intangibles                                       1,900             34                         1,934
Management fees                                                     722                                          722
                                               ---------      ---------      ---------      ---------      ---------
         Operating income                            (47)         3,293          3,854             --          7,100
Other expenses (income):
Equity in loss (earnings) of subsidiaries         10,162         (2,217)                       (7,945)            --
Interest expense                                   2,797         17,917                                       20,714
Other (income) expense                               (39)            39            396                           396
                                               ---------      ---------      ---------      ---------      ---------
         Income (loss) before income taxes
             and extraordinary items             (12,967)       (12,446)         3,458          7,945        (14,010)
Income taxes (benefit)                            (1,041)        (2,712)         1,241                        (2,512)
                                               ---------      ---------      ---------      ---------      ---------
         Income (loss) before
             extraordinary items                 (11,926)        (9,734)         2,217          7,945        (11,498)
Extraordinary losses on early
    extinguishment of debt                         3,124            428             --             --          3,552
                                               ---------      ---------      ---------      ---------      ---------
         Net income (loss)                     $ (15,050)     $ (10,162)     $   2,217      $   7,945      $ (15,050)
                                               =========      =========      =========      =========      =========

                          DAY INTERNATIONAL GROUP, INC.

            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                     DAY
                                                        DAY         INTER-
                                                       INTER-       NATIONAL        NON
                                                      NATIONAL        INC.       GUARANTOR
                                                     GROUP, INC.  (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                     -----------  -----------   ------------   ------------  ------------
Operating Activities:
Net income                                           $    918      $    917      $  2,482      $ (3,399)     $    918
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                      10,062         1,669                      11,731
  Equity in (earnings) loss of subsidiaries              (917)       (2,482)                      3,399            --
  Deferred income taxes and other                                      (959)                                     (959)
  Changes in operating assets and liabilities             102        (1,638)       (2,372)         (832)       (4,740)
                                                     --------      --------      --------      --------      --------
Net cash provided by (used in)
  operating activities                                    103         5,900         1,779          (832)        6,950
Investing activities:
  Capital expenditures                                               (2,604)       (1,677)                     (4,281)
  Cash paid for acquisition                           (10,464)           --            --                     (10,464)
                                                     --------      --------      --------      --------      --------
Net cash used in investing activities                 (10,464)       (2,604)       (1,677)           --       (14,745)
Financing Activities:
  Payments on term loans                                 (969)                                                   (969)
  Net borrowings on credit facilities                   4,590                                                   4,590
                                                     --------      --------      --------      --------      --------
Net cash provided by financing activities               3,621            --            --            --         3,621
Intercompany transfers and dividends                    4,498        (3,771)       (1,559)          832            --
Effects of exchange rates on cash                                                    (208)                       (208)
                                                     --------      --------      --------      --------      --------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                     (2,242)         (475)       (1,665)           --        (4,382)
Cash and cash equivalents at beginning of period        3,256          (955)        2,461                       4,762
                                                     --------      --------      --------      --------      --------
Cash and cash equivalents at end of period           $  1,014      $ (1,430)     $    796      $     --      $    380
                                                     ========      ========      ========      ========      ========


                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                        DAY         DAY INTER-
                                                       INTER-        NATIONAL         NON
                                                      NATIONAL          INC.       GUARANTOR
                                                     GROUP, INC.    (GUARANTOR)   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     -----------    -----------   ------------    ------------   ------------
Operating Activities:
Net income (loss)                                    $ (15,050)     $ (10,162)     $   2,217      $   7,945      $ (15,050)
  Adjustments to reconcile net
    income (loss)to net cash provided by
    (used in) operating activities:
  Extraordinary loss on early
     extinguishment of debt                              3,124            428                                        3,552
  Depreciation and amortization                                         8,568          1,186                         9,754
  Non-cash charge related to stock
    option awards                                                       8,585                                        8,585
  Equity in (earnings) loss of subsidiaries             10,162         (2,217)                       (7,945)            --
  Deferred income taxes and other                                      (3,765)                                      (3,765)
  Changes in operating assets and liabilities            3,214         (4,683)           479           (206)        (1,196)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
  operating activities                                   1,450         (3,246)         3,882           (206)         1,880
Investing activities:
  Capital expenditures                                                 (3,486)        (1,897)                       (5,383)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash used in investing activities                       --         (3,486)        (1,897)            --         (5,383)
Financing Activities:
Proceeds from issuance of 2008 Notes                   111,134                                                     111,134
Proceeds from issuance of  exchangeable
   preferred stock                                      32,986                                                      32,986
Proceeds from issuance of common stock                     230                                                         230
Proceeds from issuance of term loans                    40,000                                                      40,000
Contributions from shareholders                          4,573                                                       4,573
Repayment of existing credit facility                  (30,000)                         (902)                      (30,902)
Repayment of bridge loan                              (140,000)                                                   (140,000)
Payment of consent fee                                  (6,500)                                                     (6,500)
Payment of deferred financing fees                      (2,742)                                                     (2,742)
Payments on the term loan                               (6,000)                                                     (6,000)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
   financing activities                                  3,681             --           (902)            --          2,779
Intercompany transfers and dividends                    (5,286)         6,225         (1,145)           206             --
Effects of exchange rates on cash                                                        546                           546
                                                     ---------      ---------      ---------      ---------      ---------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                        (155)          (507)           484             --           (178)
Cash and cash equivalents at beginning of period           596           (320)           504                           780
                                                     ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period           $     441      $    (827)     $     988       $     --      $     602
                                                     =========      =========      =========      =========      =========


H. RECENTLY ISSUED ACCOUNTING STANDARD

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


                                          Three Months                           Nine Months
                                          ------------                           -----------
                                          Ended September 30                     Ended September 30
                                          ------------------                     ------------------
                                       1999               1998                1999               1998
                                       ----               ----                ----               ----
                                    $         %        $        %         $         %         $         %
                                  ----     -----     ----     -----     -----     -----     -----     -----
Net sales .................       44.6     100.0     46.5     100.0     130.7     100.0     132.5     100.0
Costs of goods sold .......       27.9      62.6     29.2      62.8      81.7      62.5      83.0      62.6
Gross profit ..............       16.6      37.4     17.3      37.2      48.9      37.5      49.5      37.4
SG&A ......................        7.4      16.6      7.1      15.3      22.8      17.4      21.7      16.4
Compensation and related
     transaction costs ....          -         -        -         -         -         -      18.0      13.6
Amortization of intangibles        0.9       2.0      0.6       1.3       2.7       2.1       1.9       1.4
Management Fees ...........        0.3       0.7      0.2       0.4       0.8       0.6       0.7       0.5
Operating income ..........        8.0      17.9      9.2      19.8      22.6      17.3       7.1       5.4



COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net sales decreased to $44.6 million for the three months ended September 30, 1999 from $46.5 million for the comparable period in 1998, a decrease of $1.9 million or 4.1%. Sales volumes decreased by $1.5 million or 3.2% combined with the effect of foreign currency translation of $0.4 million or 0.9%. Image Transfer's sales decreased to $37.4 million for the three months ended September 30, 1999 from $38.2 million for the comparable period in 1998, an decrease of $0.8 million or 2.1%. The acquisition of Rotec Hulsensysteme GmbH ("Rotec") at the end of 1998 contributed $3.0 million to Image Transfer's net sales in the three months ended September 30, 1999. Excluding sales contributed by Rotec, Image Transfer sales decreased $3.8 million or 9.9% from the comparable period in 1998. The decrease is mainly a result of lower domestic US sales combined with lower US export sales to Japan and Latin America compared to the same period a year ago. Sales in Europe were flat compared to a year ago while Mexico is ahead of the same period a year ago. Foreign currency translation reduced Image Transfer's revenue by $0.3 million or 0.8%. Textiles' sales were $7.2 million for the three months ended September 30, 1999 compared to $8.3 million for the comparable period in 1998, a decrease of $1.1 million or 13.3%. Textile sales decreased across all markets. The decline in Europe was a result of a significant decline in sales to original equipment manufacturers ("OEM's"). The decline in sales to OEM's is a result of the reduced buying power of the yarn spinners in the Pacific Rim markets related to their currency devaluation's coupled with delays in purchasing of new equipment by the major yarn manufacturers due to an overall slow down in the world-wide yarn spinning industry that began in the second half of 1998 and continued in the first nine months of 1999. Domestic sales were lower as increased imports of low cost Asian yarns adversely impacted domestic yarn producers. At the same time, domestic mills were faced with higher than normal inventories causing several yarn spinning mills to be closed in the second half of 1998 and the first nine months of 1999. Export sales to Asian markets were adversely impacted by the currency devaluation's which occurred in 1998 making the Day products more expensive. Sales to carpet and fiber glass manufacturers remained strong. Foreign currency translation had no material impact on Textile's sales this quarter.

Gross profit decreased $0.7 million to $16.6 million for the three months ended September 30, 1999 from $17.3 million for the three months ended September 30, 1998. As a percentage of net sales, gross profit increased to 37.4% for the three months ended September 30, 1999 from 37.2% for the comparable period in 1998. Foreign currency translation reduced gross profit $0.1 million. Changes in market mix along with slightly higher yields from production were the major contributors to the improved gross margins.

SG&A increased to $7.4 million for the three months ended September 30, 1999 from $7.1 million for the comparable period in 1998, an increase of $0.3 million or 4.2%. In the quarter ended September 30, 1999, foreign currency translation caused SG&A to decrease by $0.1 million. As a percentage of net sales, SG&A increased to 16.6% for the third quarter of 1999 compared to 15.3% for the third quarter of 1998. Rotec accounted for $0.5 of this increase.

Amortization of intangibles increased to $0.9 million for the three months ended September 30, 1999 from $0.6 million for the comparable period in 1998, an increase of $0.3 million. The increase is a result of the amortization of the goodwill in conjunction with the Rotec acquisition.

Operating income was $8.0 million for the three months ended September 30, 1999 compared to $9.2 million for the same period in 1998. As a percentage of net sales, operating income decreased to 17.9% for the three months ended September 30, 1999 from 19.8% for the comparable period in 1998.

The effective tax rate for the third quarter of 1999 was 43.3% compared to 40.4% for the third quarter of 1998. The lower effective tax rate in 1998 was mainly a result of changes in the locations where European profits were generated with more of the profits being generated in markets with lower tax rates in 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net sales were $130.7 million for the nine months ended September 30, 1999 compared to $132.5 for the same period in 1998, a decrease of $1.8 million or 1.4%. Sales volumes for the nine months ended September 30, 1999, were $1.0 million or 0.8% lower than the same period in 1998. Foreign currency translation reduced sales by $0.8 million for the nine months ended September 30, 1999 compared to the same period a year ago. Image Transfer's sales increased to $108.7 million for the nine months ended September 30, 1999 from $106.9 million for the comparable period in 1998, an increase of $1.8 million or 1.7%. The acquisition of Rotec Hulsensysteme GmbH ("Rotec") at the end of 1998 contributed $8.2 million to Image Transfer's net sales in the nine months ended September 30, 1999. Excluding sales contributed by Rotec, Image Transfer sales decreased $6.4 million or 6.0% from the comparable period in 1998. The decrease is mainly a result of lower US domestic and export sales to Japan and Latin America compared to the same period a year ago combined with lower sales in the UK. Foreign currency translation reduced Image Transfer's revenue by $0.6 million or 0.6%. Textiles' sales were $21.9 million for the nine months ended September 30, 1999 compared to $25.6 million for the comparable period in 1998; a decrease of $3.7 million or 14.5%. Foreign currency translation accounted for $0.2 million of the decrease. Textile sales decreased across all markets. The decline in Europe was a result of a significant decline in sales to original equipment manufacturers ("OEM's"). The decline in sales to OEM's is a result of the reduced buying power of the yarn spinners in the Pacific Rim markets related to their currency devaluation's coupled with delays in purchasing of new equipment by the major yarn manufacturers due to an overall slow down in the world-wide yarn spinning industry that began in the second half of 1998 and continued in the first nine months of 1999. Domestic sales were lower as increased imports of low cost Asian yarns adversely impacted domestic yarn producers. At the same time, domestic mills were faced with higher than normal inventories causing several yarn spinning mills to be closed in the second half of 1998 and the first nine months of 1999. Export sales to Asian markets were adversely impacted by the currency devaluation's which occurred in 1998 making the Day products more expensive. Sales to carpet and fiber glass manufacturers remained strong.

Gross profit for the nine months ended September 30, 1999 was $48.9 million compared to $49.5 million for the nine months ended September 30, 1998, a decrease of $0.6 million or 1.2%. As a percentage of net sales, gross profit also remained virtually constant at 37.5% for the nine months ended September 30, 1999 compared to 37.4% for the same period of 1998. Gross profit decreased $0.1 million as a result of foreign currency translation.

SG&A increased to $22.8 million for the nine months ended September 30, 1999 from $21.7 million for the comparable period in 1998, an increase of $1.1 million or 5.1%. The acquisition of Rotec on December 31, 1998 accounted for $1.4 million of this increase. The increase in SG&A as a percent of sales is a result of the fixed component of SG&A supporting the decreased sales volumes. For the nine months ended September 30, 1999, foreign currency translation decreased SG&A by $0.1 million. As a percentage of net sales, SG&A increased to 17.4% from 16.4%.

Amortization of intangibles increased to $2.7 million for the nine months ended September 30, 1999 from $1.9 million for the comparable period in 1998, an increase of $0.8 million. The increase is a result of the amortization of the goodwill in conjunction with the Rotec acquisition.

In 1998, compensation and related acquisition costs include $8.6 million as a result of changes in the Company's stock option plan, $8.4 million related to amounts payable under certain management employment agreements and $1.0 million of expenses associated with obtaining the Consent. All of these items arose out of the Acquisition and related transactions.

Operating income decreased to $22.6 million for the nine months ended September 30, 1999 from $25.1 million, excluding the compensation and related acquisition costs, for the comparable period in 1998, a decrease of $2.5 million or 10.0%. As a percentage of net sales (excluding the compensation and related acquisition costs), operating income decreased to 17.3% for the nine months ended September 30, 1999 from 18.9% for the comparable period in 1998.

The effective tax rate for the first nine months of 1999 was an expense of 45.3% compared to a benefit of 24.5% for the first nine months of 1998, including the effect of the extraordinary item. The higher income tax percentage in 1999 compared to 1998 is mainly a result of the establishment of a deferred tax valuation allowance in 1998 and more profits generated in markets with lower rates in 1998.

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

Cash Flows From Operating Activities. Cash flows provided by operations for the nine months ended September 30, 1999 were $6.9 million compared to $1.9 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, cash flows from operations were adversely impacted by a $4.5 million increase in working capital requirements. Cash flows from operations in 1998 were impacted by $9.5 million of compensation and related transaction costs associated with the Acquisition.

Cash Flows From Investing Activities. The Company's expenditures for property, plant and equipment were $7.1 million, $5.1 million and $5.2 million for 1998, 1997 and 1996, respectively. The Company believes that capital expenditures of $9.0 million to $11.0 million over the next several years (inclusive of the Rotec, Armstrong TPO and Varn businesses) will be sufficient to maintain its market position. The Company expects to fund these capital expenditures from cash flow from operations. Capital expenditures were $4.3 million and $5.4 million for the nine months ended September 30, 1999 and 1998, respectively.

Effective September 30, 1999, the Company acquired the Textile Products Operations of Armstrong World Industries, Inc. The acquisition was financed through the Revolving Credit Line of the Senior Secured Credit Facility along with a portion of the proceeds from the Convertible Preferred Stock. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. in the September 30, 1999 balance sheet.

Cash Flows From Financing Activities. In the first nine months of 1999, excluding the acquisition of the Textile Products Operations of Armstrong World Industries, Inc., the Company repaid $5.9 million on its revolving line of credit and $1.0 million on its term loans.

On October 19, 1999 the Company completed its acquisition of the stock of privately-held Varn International for $59.3 million in cash, plus expenses. The purchase price is subject to certain adjustments for changes in working capital and future revenue growth.

The acquisition was financed through the private placement of $38.5 million of 18% convertible cumulative preferred stock and by amending and restating the existing $60 million Senior Secured Credit Facility ($40 million term and $20 million revolver). The Amended and Restated Senior Secured Credit Facility provides for a $70 million Term Loan and a $20 million Revolving Credit Facility. The Revolving Credit Facility includes a $10 million letter of credit subfacility ($530 of letters of credit were outstanding at October 18, 1999) and a $1 million swingline loan subfacility. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). At October 18, 1999, $19.5 million was available under the Senior Secured Credit Facility (calculated by applying the applicable borrowing base limitation). The Senior Secured Credit Facility requires a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. Interest on the term loan is based on the banks' base rate plus 1.75% or the LIBOR rate plus 2.75%. Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion.

The term loans mature in 21 consecutive quarterly installments, commencing on March 31, 2000. Principal payments are to be made in the following amounts: installments 1-4, $1.9 million per installment; installments 5-8, $2.5 million per installment; installments 9-20, $3.7 million per installment; and installment 21, $7.5 million.

In January 1998, the Company entered into a $60 million Senior Secured Credit Facility, concurrent with the Acquisition. The facility consisted of a $40 million Term Loan and a $20 million Revolving Credit Facility. During the nine months ended September 30, 1998, the Company made $6.0 million in payments on the Term Loan. The proceeds from the Term Loan were used to repay the Company's then existing US Credit Facility and to pay certain of the expenses associated with the Acquisition.

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

As a result of the additional debt incurred by the Company in conjunction with the Acquisition and subsequent events, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $261.1 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $42.2 million.

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

The Company recognizes the importance of the Year 2000 issue and now believes it is substantially complete in its efforts to identify and rectify all potential Year 2000 problems related to its Information Technology ("IT") systems, manufacturing equipment, vendors and customers.

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

Similarly, in the event of a failure as a result of Year 2000 issues in any systems of third parties with whom the Company interacts, the Company could lose or have trouble accessing or receive inaccurate third party data, experience internal and external communications difficulties or have difficulty obtaining components that are Year 2000 compliant from its vendors. The Company could also experience a slowdown or reduction of sales if Year 2000 issues adversely affect customers. In an effort to mitigate the potential impact of any failures, the Company has developed and documented contingency plans for each critical area of the business.

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

                          DAY INTERNATIONAL GROUP, INC.
                           Part II: Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 6. Exhibits and Reports on Form 8-K

        a. Reports on Form 8-K - During the quarter ended September 30, 1999, no reports on Form 8-K were filed. On October 28, 1999 a report on Form 8-K was filed related to the Acquisition or Disposition of Assets for the acquisition of Varn International.

        b. Exhibits

           2.1 Purchase Agreement between Armstrong World Industries, Inc. and Armstrong World Industries GmbH, as Sellers and Day International, Inc., as Buyer (portions omitted pursuant to a request for confidential treatment)

           27 Financial Data Schedule


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Day International Group, Inc.
                                                 -----------------------------
                                                       (Registrant)

Date:  November 15, 1999                         /s/ Thomas J. Koenig
       -----------------                         --------------------
                                                 Thomas J. Koenig
                                                 Vice President and
                                                 Chief Financial Officer

This copy of the Purchase Agreement by and among Day International, Inc., Armstrong World Industries, Inc. and Armstrong World Industries GmbH does not include the exhibits and schedules to such Agreement because these attachments do not contain information which is material to an investment decision. These attachments consist of various ancillary agreements relating to the Purchase Agreement, including a Service Agreement and a Lease Agreement with respect to the acquired businesses' operations in Germany, and the disclosure schedules qualifying the sellers' representations and warranties in the Purchase Agreement. A list of all of these attachments appears in the Table of Contents of the filed copy of the Purchase Agreement. We agree to furnish a copy of any such omitted attached supplementally to the Commission upon the Commission's request.