Form 10-K405
period 1999-12-31
DAY INTERNATIONAL GROUP INC
filed 2000-03-30
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1999

                   COMMISSION FILE NO. 33-93644 AND 333-51839

                          DAY INTERNATIONAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                       31-1436349
    (State of Incorporation)                   (IRS Employer Identification No.)

                   130 WEST SECOND STREET, DAYTON, OHIO 45402
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           (937)  224-4000

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

At the close of business on March 30, 2000:
         Number of shares of common stock outstanding                     23,298
         Aggregate market value of the Company's voting and
           Non-voting common stock held by non-affiliates                $     0

DOCUMENTS INCORPORATED BY REFERENCE - None.

Except as otherwise stated or unless the context otherwise requires, references to the "Company" include Day International Group, Inc., a Delaware corporation which is the Registrant, and each of its subsidiaries. The Company's address is P.O. Box 338, 130 West Second Street, Dayton, Ohio 45401-0338, and its telephone number is (937) 224-4000.

Except as otherwise stated, the information contained in this report is given as of December 31, 1999, the end of the Company's last fiscal year.

SAFE HARBOR STATEMENT; INDUSTRY DATA

Certain information contained in this report, particularly information regarding future economic performance and finances, plans and objectives of management, are forward-looking statements within the meaning of the Securities Act of 1933. The words "believe", "anticipate", "project", "plan", "expect", "intend", "will likely result", "will continue", and similar expressions identify forward-looking statements. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the effect of leverage, including the limitations imposed by the Company's various debt instruments; risk related to significant operations in foreign countries; competition in the Company's markets; the timely development and market acceptance of new products; the impact of competitive products and pricing; the effect of changing general and industry specific economic conditions; the impact of environmental regulations; Year 2000 compliance by the Company and third parties with whom the Company does business; and the potential for technology obsolescence. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that any such forward-looking statements will be achieved or accomplished. The Company is under no obligation to update any forward-looking statements to the extent it becomes aware that they are not achieved for any reason.

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

                                     PART I

ITEM 1.  BUSINESS

COMPANY BACKGROUND

The Company is one of the world's leading producers of precision engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and fiber handling products for the textile industry. Following its acquisition of Varn International ("Varn"), discussed below, the Company is also a leading manufacturer and marketer of pressroom chemicals and automatic dampening systems for the graphic arts (printing) industry. The Company's printing components division ("Image Transfer") is the world's largest designer, manufacturer and marketer of high-quality printing blankets and sleeves for use in offset printing. The Company estimates that in 1999 it had the number one market share in printing blankets and sleeves in North America and worldwide. Following the acquisition of Rotec Hulsensysteme GmbH ("Rotec") in December 1998 (described below), the Company is one of the world's largest manufacturer and marketers of sleeves for use in flexographic printing. The Company's textiles component division ("Textiles") is one of the largest U.S. manufacturers and marketers of precision engineered rubber cots, aprons and other fabricated rubber fiber handling components sold to textile yarn spinners worldwide.

On January 16, 1998, affiliates of Greenwich Street Capital Partners, Inc. ("GSC PARTNERS") and SG Capital Partners LLC acquired substantially all of the common stock of the Company for approximately $206 million (the "Acquisition"), with the Company's management retaining the balance of the common stock. References to GSC Partners include Greenwich Street Capital Partners, Inc. and its successor entities as the context requires. In conjunction with the Acquisition, the Company entered into a $60 million Senior Secured Credit Facility consisting of a $40 million Term Loan and a $20 million Revolving Credit Facility. Proceeds from the Term Loan were used to repay the Company's then existing Credit Facility and to pay certain acquisition related fees and expenses.

On March 18, 1998, the Company successfully completed a Consent Solicitation (the "Consent") with respect to its $100.0 million Senior Subordinated Notes which are due in 2005 (the "2005 Notes"). The Consent permitted the Company to issue $115.0 million of 9-1/2% Senior Subordinated Notes (the "Senior Subordinated Notes") and $35.0 million of 12-1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"). The Consent also allowed the Company to assume a $140.0 million Bridge Loan (the "Bridge Loan") incurred by its majority shareholder in connection with the Acquisition, and effected certain other changes to the Indenture governing the 2005 Notes, including the elimination of the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company. As consideration for the Consent, the Company paid a Consent fee of $65 for every $1,000 of notes held. Immediately following the consent, the Company issued the Senior Subordinated Notes and the Exchangeable Preferred Stock. The Exchangeable Preferred Stock is due in 2010 and has a liquidation preference of $1,000 per share. Dividends on the Exchangeable Preferred Stock are cumulative, and are payable by the Company quarterly, in arrears on March 15, June 15, September 15 and December 15 of each year. On or before March 15, 2003, the Company may, at its option, pay dividends in cash or in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, dividends may be paid in cash only. Subject to certain restrictions, the Company may, at its option, exchange all shares of the Exchangeable Preferred Stock then outstanding for 12-1/4% Subordinated Exchange Debentures due 2010 (the "Exchange Debentures"). The proceeds from the issuance of the $115.0 million of 9-1/2% Senior Subordinated Notes and $35.0 million of 12-1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. Expenses associated with obtaining the Consent were approximately $1.0 million. As a result of the repayment of the Bridge Loan, $5.2 million of deferred financing fees and expenses were also written off as an extraordinary item. The Acquisition did not require a change in the Company's historical basis of accounting since the Company's 2005 Notes remained outstanding following the Acquisition.

Effective December 31, 1998, the Company acquired Rotec. Rotec is a world leader in sleeve technology, producing a wide array of sleeves and rollers used in the flexographic printing process. Rotec was founded in 1990. Its headquarters and main production facility are located in Ahaus-Ottenstein, Germany, with a second manufacturing facility in Chrastava, Czech Republic. Rotec gained industry prominence in 1993 with the introduction of the compressible sleeve, a product innovation enabling flexo printers to achieve higher levels of print quality. The Company expects to operate Rotec as a stand alone business unit.

On September 30, 1999, the Company acquired the textile products operations of Armstrong World Industries, Inc. ("TPO") for $12.5 million in cash. TPO is a leading manufacturer and marketer of high-end precision engineered rubber cots and aprons sold to textile yarn spinners worldwide and was a major competitor of Day's textile division. This business is being merged with Day's textile division to create one business that manufactures and markets two brands, DAYtex(R) and Accotex(R).

On October 19, 1999, the Company completed its acquisition of the stock of privately-held Varn International ("Varn") for $61.5 million in cash, net of cash acquired of $1.2 million. Varn is a leading worldwide supplier of pressroom chemicals to the printing industry. Varn also manufactures the Kompac brand of automatic dampening systems for printing presses through its Graph Tech subsidiary. Headquartered in Oakland, New Jersey, Varn has manufacturing facilities in Addison, IL; Houston, TX; Ontario, Canada; Manchester, England; Willich, Germany; Johannesburg, South Africa; Melbourne, Australia; Kuala Lumpur, Malaysia and a joint venture in Foshan, China.

These acquisitions in 1999 were financed through the private placement of $38.5 million of 18% convertible cumulative preferred stock and by amending and restating the existing $60 million Senior Secured Credit Facility ($40 million term and $20 million revolver). The Amended and Restated Senior Secured Credit Facility provides for a $70 million Term Loan and a $20 million Revolving Credit Facility.

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

Offset is the primary printing process for long-run, high-speed applications, such as the printing of magazines, annual reports, catalogs, direct mail and newspapers. Flexographic and digital, two other printing processes, are currently used primarily in short-run, lower speed applications, such as for printing brochures and packaging material. The Company believes that applications for image transfer products within flexographic and digital printing processes will increase significantly and that advances in digital technologies will complement offset printing processes. Due to the large number of offset printing presses installed in the United States, management expects that the offset process will continue to be the method of choice for high-quality, low-cost long runs, and the majority of the sales of Image Transfer are generated by products designed for use in offset printing.

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

Varn manufactures two categories of pressroom products: pressroom chemicals and dampening systems. Varn manufactures over 100 different pressroom chemicals, which can be classified into the following categories: (i) roller and blanket washes, which are used to remove ink and glaze from the surface of the rollers and blankets on the printing press; (ii) fountain solutions, which are used to prevent ink from migrating to non-print areas of the printing plate; (iii) anti-setoff powders which are used by sheet fed and letter press printers to prevent ink from transferring from the top of one sheet to the bottom of the next; (iv) lithographic chemicals and specialties; and (v) silicones, which are used in heatset web offset to provide support in certain printing processes.

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

Digital technology is being used to image the offset plate for existing and new offset presses in place of the traditional film-based imaging method. The principal benefit of these methods is the elimination of certain pre-press activities involving the preparation of film and plates. Within the next ten years, it is expected that the percentage of plates which are digitally imaged will increase to 80%. This shift in technology will have a positive impact on the offset process through improved print quality, reduced set-up times, and shorter run length capability. These advances are expected to benefit the Company because a transfer medium, such as a printing blanket or sleeve, between the plate and the substrate will continue to be required. In conjunction with the companies working on these new printing machine technologies, the Company is developing blankets, sleeves and belts to address the strong demand expected to be generated by digital enhancements to the offset process.

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

Image Transfer also manufactures and sells two lines of specialty products consisting of (i) pre-inked porous rolls for use in business machines, automated bank teller machines, ticket machines and credit card imprinters and (ii) cast urethane mats used by the box board corrugating industry as a backing material in cutting operations. The Company also offers printing accessories such as cylinder packing papers and aluminum bars for mounting blankets onto press cylinders to its customers.

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

Image Transfer's sales force calls directly on all of the leading end-users in their markets and promotes the quality and technical features of the Company's products to pressroom foremen, purchasing agents, plant managers and press operators who then order the Company's products from an authorized value-added dealer. These dealers, known as converters, typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. In addition, the sales and technical associates work directly with large end-users to identify the printing blankets and sleeves that best suit that printer's particular needs and formulate solutions to complex printing problems. In 1999, approximately 82% of sales of printing blankets and sleeves were made through value-added converters and dealers whose efforts are supported by the Company's sales and technical professionals.

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

Products

With the broadest line of cots and aprons of any domestic manufacturer, the Company offers its customers both general purpose and specialty cots and aprons recognized in the marketplace under the DAYtex(R) and Accotex(R) brand names, with over 4,000 different SKUs. General purpose cots and aprons include a full line of products designed for "short staple" fibers (such as cotton) and "long staple" fibers (such as wool), while specialty cots and aprons include glass-forming aprons, carpet cots and drawing cots. The Company provides high-quality, precision engineered products that deliver superior value to its customers. As a result, Textiles has been an industry leader in quality and performance, allowing the Company to command premium pricing for its products.

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

Other products and services include ribbons, cot installation presses, various other accessories and reconditioning services.

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

PRESSROOM CHEMICALS AND AUTOMATIC DAMPENING SYSTEMS

  Industry

CONSUMABLE PRESSROOM CHEMICAL MARKET. The consumable pressroom chemical market consists of a variety of products used in the pressroom to improve the quality of print. The growth is anticipated to be predominantly driven by the heatset web segment in the U.S. and Europe and overall market growth in developing countries. Heatset web printing utilizes large presses to print high volume run lengths of impressions. In addition, some of the market growth will be driven by segments that use new and improved technologies, such as the rapidly growing flexography market segment.

DAMPENERS. Graph Tech is a leading dampening system manufacturer for small and medium presses worldwide. Through its extensive product line, Graph Tech provides a totally unique system for applying fountain solutions to lithographic plates for offset printing. The use of dampening systems on a press improves the quality of the printed page. The dampening systems can be used for both new and retrofit applications.

Products

Consumable Pressroom Chemicals. Varn manufactures a variety of pressroom chemicals, classified into five categories: (i) roller and blanket washes, (ii) fountain solutions, (iii) antisetoff powders, (iv) lithographic chemicals and specialties and (v) silicones.

Roller and Blanket Washes -Varn has developed products that speed wash-up, color changes and blanket and roller maintenance, all formulated to reduce down-time and improve productivity. Roller and blanket washes are used to remove ink and glaze from the surface of the rollers and blankets on the printing press. Varn makes over 25 washes, grouped into five different categories: premium, environmental, general purpose, fast drying and specialty. Varn is a market leader in areas of environmental washes, which constitute an important subcategory of Varn's overall roller and blanket washes business. Varn offers environmental products for all segments of the printing industry, which are used for cleaning presses of any size, from small presses to giant offset newspaper presses. A knowledgeable technical service team supports those products.

Fountain Solutions - Varn has created a family of fountain solutions, which are used to prevent ink from migrating to non-print areas of the printing plate, to cover all requirements from giant web printing presses down to small offset duplicating printing presses. The fountain solutions and fountain additives are adjusted for water condition and properly balanced and fortified to improve print quality and press productivity. Varn's R&D laboratories have created a line of alcohol-free fountain solutions formulated to eliminate the use of flammable isopropyl alcohol from the printing industry thus improving the pressroom environment.

Anti-setoff Powders - Antisetoff powders are used extensively by sheetfed, offset and letterpress printers to prevent ink from transferring from the top of one sheet to the bottom of the next. Varn offers an extensive range of silicone-coated and conventional antisetoff powders to meet all industry requirements.

Lithographic chemicals and specialties - This line includes a wide range of products (including deglazers, additives, plate cleaners, aerosols), all formulated to meet the evolving needs of the printing industry.

Silicones - Silicones are used in heatset web offset to provide slip to the sheet as it passes over the former board. Varn offers an extensive line of conventional silicones, as well as the patented new technology Web-Pro AMS series.

Dampening Systems - Graph Tech produces the patented Kompac Dampening System and other mechanical devices for offset printing presses. Graph Tech manufactures six different Kompac Dampening System models to fit more than 8 different presses, both for new and retrofit applications. Kompac Dampening Systems consume other products manufactured by Varn, such as fountain solutions.

  Sales and Distribution

Varn has the largest distributor-oriented pressroom chemicals sales force in the US with a sales team composed of (i) a product manager whose function is to position new and existing products by coordinating R&D efforts with the sales force and the development team, (ii) a marketing manager, (iii) a national accounts manager for Varn, whose function is to bring Varn product lines to a number of major national accounts, (iv) two product managers for Kompac Dampening System, and (v) full-time sales associates.

The international sales organization reports to the UK-based Managing Director of Varn International. The Varn UK team covers Great Britain, Scandinavia, as well as India, Sri Lanka and Israel. The majority of Varn's distribution and service in Continental Europe is based in Germany, at the Willich facility outside Dusseldorf. This center serves all of Continental Europe and Eastern Europe, including Russia. In the South Pacific, Varn has sales and service staff covering both product lines supported by factories in Melbourne, Australia and Kuala Lumpur, Malaysia. In November 1999, the new joint venture in China began operations adding additional sales and service personnel to serve Greater China.

Varn sells pressroom chemicals into over 90% of the world's market - roughly 50 countries. After years of developing a global distribution network, Varn is now strongly diversified across many geographic markets. Approximately 98% of Varn's sales are to distributors servicing the printing industry. These distributors employ over 6,000 sales and service personnel who sell and deliver Varn products to over 40,000 customers.

RAW MATERIALS

Rubber polymers are a key component in most of the Company's Image Transfer and Textile products. Various fabrics, combined with rubber, represented approximately 40% of all raw materials purchases in each of 1999 and 1998. Raw material purchases accounted for approximately 50% of cost of goods sold for the Company's products during the same period. Varn purchases approximately 200 different raw materials. Varn works with a variety of key national suppliers, and holds supply agreements with many of them. However, no single supplier accounts for more than 10% of total raw material costs. The largest raw material component is petroleum distillates, such as aliphatics and aromatics. The key materials purchased for the Kompac systems are rollers, which account for approximately 35% of the cost of components. These are sourced from major roller manufacturers globally. The remainder of Kompac components are castings and other products machined in-house at the Graph Tech facility in Oakland, NJ.

The Company is evaluating the impact of the recent increase in petroleum prices on its raw material costs and in some markets already has instituted price increases to offset the impact of these increases.

The Company purchases its raw material requirements from a number of suppliers on a purchase order basis, and the Company believes that there are sufficient sources of supply for the foreseeable future.

RESEARCH AND DEVELOPMENT

The Company's Image Transfer and Textile research & development staff consists of approximately 30 full-time associates. These associates are focused on current product and process improvement efforts, as well as development of new consumables for future image transfer processes. The Company's active patents have been important to its existing product line, and increased emphasis is being placed on new product technologies. Active efforts to obtain additional patents are underway on a variety of technologies, including certain system patents.

Varn's R&D and technical services team consists of an international group of 36 engineers, technologists and chemists from the U.S., U.K. and Australia. R&D personnel have expertise in a variety of fields including analytical and surface chemistry, ink and coating chemistry, environmental science, health and safety, statistics and environmental design, aqueous chemistry, organic chemistry, as well as graphic arts chemistry and printing technology.

Varn's products can be grouped into standard and custom products. Product lines are formulated to meet regional requirements. For example, high volume printing operations, such as major daily newspapers and commercial heatset web, often require custom fountain solutions.

A team of chemists at the Addison, Illinois lab develops new and improved products for North America, Latin America, and the North Pacific Rim. The Varn U.K. labs have an extensive and qualified staff operating in a fully equipped lab with the latest technology and develop new and improved products for Europe. The US and U.K. labs cooperate on product development.

In addition to its extensive patent and trademark portfolio, the Company has a variety of working agreements with key partners in the image transfer business. These agreements and other efforts with OEM companies should stimulate proprietary processes and additional patent applications.

COMPETITION

The Company competes with a number of manufacturers in the printing, pressroom chemicals, automatic dampening systems and textiles components industries, with the main competitive factors being quality, performance and service. While the Company competes with a number of manufacturers of offset printing blankets and sleeves, the principal competitors of Image Transfer are Reeves International, Inc. ("Reeves") and Polyfibron Technologies, Inc. ("Polyfibron"), recently acquired by MacDermid.

In Textiles, the Company competes with manufacturers, such as Premtec, Inc., Hokushin Corporation, Yamauchi and Berkol AG (Switzerland).

Varn competes with a number of manufacturers of pressroom chemicals: the principle competitors are Anchor Chemical, Rycoline and PRISCO. There is one main competitor to Graph Tech's Kompac line: Accel Graphics (a division of Parmarco), based in Dallas, Texas, that manufactures the Crestline dampening system.

INTERNATIONAL OPERATIONS

The Company's principal international manufacturing facilities are located in Dundee, Scotland (Image Transfer), Munster, Germany (Textiles) and Manchester, England (Pressroom Chemicals). In conjunction with the acquisition of TPO, the Company has decided to close its Textile manufacturing operation in Dundee, Scotland and move its production output to Munster, Germany and Asheville, NC. A one-time restructuring charge of $1.4 million was recorded in 1999.

As a result of increases in capacity and productivity enhancements in its US facilities, the Company ceased manufacturing at its facility in Lerma, Mexico in December 1998. The facility will continue to serve the Mexican market as a warehouse and distribution operation. As a result, a non-recurring charge of $0.3 million was recorded in 1998 for charges related to severance, inventory write-offs, etc. in Mexico. In addition, the Company maintains sales and distribution facilities in England, France, Germany, Hong Kong, Italy, South Africa, Russia, Malaysia, Canada and Australia.

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

Approximately 43% of the Company's 1999 sales were derived from products sold outside the United States. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements.

ENVIRONMENTAL MATTERS

The Company's facilities in the United States are subject to Federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Dundee, Scotland facility and the Manchester, England facility are subject to United Kingdom and local environmental requirements, as well as the environmental requirements promulgated by the European Union. The Company's facility in Lerma, Mexico is subject to Mexican environmental requirements. Rotec's facilities in Ahaus-Ottenstein, Germany, and Chrastava, Czech Republic are subject to German and Czech environmental requirements. The Textile facility in Munster, Germany is subject to German and local environmental requirements, as well as the environmental requirements promulgated by the European Union. Varn's other facilities in Canada, South Africa, Malaysia and Australia are subject to their respective countries federal and local environmental requirements. The Company has made, and will continue to make, expenditures to comply with current and future environmental requirements. Environmental requirements are becoming increasingly stringent, and therefore the Company's expenditures for environmental compliance may increase in the future.

Based on environmental assessments conducted by independent environmental consultants in connection with the Acquisition and with the acquisitions of Rotec, Varn and TPO, except as otherwise stated herein, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of toluene and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

New rules to be promulgated under the 1990 amendments to the Federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's U.S. facilities. Because the applicable requirements are not scheduled to be promulgated until 2000, it is difficult to estimate the costs of any additional controls that might be required with any certainty. The Company currently believes that the total capital expenditures to install additional control equipment at these facilities are not likely to exceed $2.5 million. Although such requirements are not required to be promulgated before 2000, the Company began installing the necessary equipment in 1998 to mitigate future spending requirements resulting from the Clean Air Act and anticipates completion of these projects in 2000.

Solvent air emissions from the Dundee, Scotland facility have periodically exceeded the regulatory limit for such emissions, and in 1997 the Company began to initiate a plan for air controls and install a solvent recovery system in order to control the solvent emissions and comply with the regulatory limit. Capital expenditures for this equipment total approximately $1.5 million and were completed in 1999.

Cadillac Plastics Group, Inc ("CPG"), the former parent of the Company, and a wholly-owned subsidiary of M.A. Hanna Company ("Hanna"), is a party to a July 25, 1988 Consent Decree with the Michigan Department of Natural Resources with regard to contamination at the Company's Three Rivers, Michigan facility. CPG installed a groundwater remediation system at the facility in 1989, and was required to operate such system until certain cleanup levels were achieved. On November 17, 1999, the Michigan Department of Environmental Quality approved a study to determine if further degradation of contaminates will occur if pumping is discontinued and the acquifer returns to an anaerobic condition. Operations of the groundwater remediation system were suspended on December 6, 1999 and the results of the study will be reviewed after a one year period. As of December 31, 1999, the Company had recorded accruals of approximately $656,000 to reflect future costs associated with this cleanup and, based on the reports of its independent consultants, the Company believes that such accruals are adequate. CPG has indemnified the Company for such costs and the Company expects to be reimbursed after amounts are expended.
At December 31, 1999, a $647,000 indemnification receivable is recorded.

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

Varn facilities in the US and Canada comply in all material respects with local, state and federal environment regulation governing operations. Required facility operating permits are current and in good standing. EPCRA facility contingency plans, TRI reports, waste reports, air emissions and VOC usage reports are current.

Varn has been proactive in removing underground storage tanks at all sites prior to 1996. Remediation of soil and groundwater from those sites is either complete or near completion. Remaining soil and groundwater contamination is low or below government standards. Natural attenuation is the elected remediation strategy.

Varn has been named as a de-minimus Potentially Responsible Party (PRP) at six Superfund sites in the past 10 years. Varn's liability at each site was small and the EPA therefore classified Varn as de-minimus at those sites.

ASSOCIATES

The Company currently employs approximately 1,445 full-time associates worldwide, of which approximately 800 are employed in the United States and Canada. The Company's associates in Dundee, Scotland are represented by a labor union which has entered into a collective bargaining agreement with the Company, which agreement expires on January 1, 2001. None of the Company's U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate's total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

                                  RISK FACTORS

Current and prospective investors should carefully consider the following factors in addition to the other information set forth in this Report.

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

Approximately 43% in 1999 and 40% in 1998 of the Company's sales were derived from products sold outside the United States. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks Associated with International Operations."

IMPACT OF SIGNIFICANT COMPETITION

The Company's primary competitors are Reeves International, Inc. ("Reeves") and Polyfibron Technologies, Inc. ("Polyfibron"), recently acquired by MacDermid, in Image Transfer; Premtec, Inc., Hokushin Corporation, Yamauchi and Berkol AG (Switzerland) in Textiles. Varn competes with a number of manufacturers of pressroom chemicals; the principle competitors are Anchor Chemical, Rycoline and PRISCO. There is one main competitor to Graph Tech's Kompac line: Accel Graphics (a division of Parmarco), that manufactures the Crestline dampening system. Some of the Company's competitors may have greater financial and other resources than the Company and may consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.

ENVIRONMENTAL MATTERS

The Company is subject to a broad range of Federal, state, local and foreign environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and /or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. The Company believes that its operations are in compliance with environmental requirements, except as would not be expected to have a material adverse effect on the Company or as otherwise stated herein. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of solvents and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, which costs could be material. New rules to be promulgated under the Federal Clean Air Act by the year 2000 may require the Company to make capital expenditures; the Company estimates that such capital expenditures could total approximately $2.5 million, which the Company began incurring in 1998 rather than waiting until 2000. In addition, in connection with the AIP Acquisition, M.A. Hanna Company ("Hanna") and its wholly-owned subsidiary, Cadillac Plastics Group, Inc. ("CPG"), the former parent of the Company, agreed to maintain ongoing responsibility for and indemnify the Company with respect to certain violations of environmental laws and regulations relating to the period before the AIP Acquisition. If Hanna and CPG are unable to honor their obligations, the Company would likely be responsible for such matters and the cost of addressing them could be material. See "Business -- Environmental Matters."

IMPACT OF TECHNOLOGICAL CHANGE

Nearly all Image Transfer sales are generated by products designed for use on offset presses. Flexographic and digital, two other printing processes, are currently used primarily in short-run, lower speed applications. It is generally expected that the demand for these processes will grow rapidly and that they will be used for an increasing amount of printing jobs. If these other technologies develop so that they compete effectively with offset printing in the high-speed, long-run segment of the printing industry, and such technologies are widely adopted, the business of Image Transfer could be adversely affected. There can be no assurance that the Company will be able to effectively develop products for these technologies or to maintain its market leadership if such processes replace offset printing to any significant extent. The Company recognizes the growth potential of alternative technologies and is actively seeking to capitalize on opportunities presented by these processes by being an industry leader in the development of printing blankets, sleeves and belts for those processes. The Company has taken steps to address this risk through its acquisition of Rotec in December 1998.

RELIANCE ON MATERIAL CUSTOMER

Sales made to National Offset Blanket ("National Offset"), a major U.S. converter, accounted for approximately 11% of the Company's sales in 1999 and 12% in 1998. The Company's sales to National Offset are not governed by a written contract between the parties. In the event that National Offset was to significantly reduce or terminate its purchases of blankets and sleeves from the Company, the Company's financial condition or results of operations could be adversely affected. The Company has not received any indication that National Offset intends to discontinue or otherwise substantially reduce its relationship with the Company.


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

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS

As a result of the Offerings and the other transactions, the Company is highly leveraged. The Company's aggregate indebtedness at December 31, 1999 is approximately $279.8 million (including the Notes) and the aggregate liquidation preference of the Exchangeable Preferred Stock is $43.5 million (which, subject to certain conditions, may be exchanged for Exchange Debentures). Also, in 1999, the Company issued Convertible Preferred Stock. At December 31, 1999 the aggregate liquidation preference of the Convertible Preferred Stock is $39.9 million.

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

The Company's ability to pay principal and interest on the Notes and dividends on the Exchangeable Preferred Stock and the Convertible Preferred Stock and to satisfy its other debt obligations, including its debt obligations under the 2005 Notes, will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility (which is subject to borrowing base limitations) or a successor facility. The Company anticipates that its operating cash flow, together with borrowing under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company's cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal of and interest on its indebtedness, including the Amended and Restated Senior Secured Credit Facility, the 2005 Notes and the Notes, for the payment of periodic cash dividends on the Exchangeable Preferred Stock and the Convertible Preferred Stock, for any redemption of the Exchangeable Preferred Stock and the Convertible Preferred Stock for cash, or if the Exchange Debentures have been issued, the payment of principal of or cash interest on the Exchange Debentures. If the Company's cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company's debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms or, if implemented, would be successful or would permit the Company to meet its debt service obligations.

IMPACT OF RESTRICTIVE FINANCING COVENANTS

The Amended and Restated Senior Secured Credit Facility, the 2005 Indenture and the 2008 Indenture contain a number of significant covenants that restrict the operations of the Company. The Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, maximum leverage ratios and minimum EBITDA requirements. There can be no assurance that the Company will be able to comply with such covenants or restrictions in the future. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Amended and Restated Senior Secured Credit Facility or the 2005 Indenture that would permit the lenders thereto to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Revolving Credit Facility to make further extensions of credit thereunder could be terminated.

IMPACT OF CHANGE OF CONTROL

The occurrence of certain of the events that would constitute a Change of Control may result in a default, or otherwise require repayment of indebtedness, under the Amended and Restated Senior Secured Credit Facility, the 2005 Notes and the Notes, and redemption of the Exchangeable Preferred Stock and the Convertible Preferred Stock or, in the case of the Exchange Debentures, repayment of indebtedness under the Exchange Debentures. In addition, the Amended and Restated Senior Secured Credit Facility and the 2005 Indenture prohibit the repayment of indebtedness of the Notes by the Company in such an event, unless and until such time as the indebtedness under the Amended and Restated Senior Secured Credit Facility and the 2005 Notes are repaid in full. The Company's failure to make such repayments in such instances would result in a default under the Amended and Restated Senior Secured Credit Facility and the 2005 Notes. The inability to repay the indebtedness under the Amended and Restated Senior Secured Credit Facility or the 2005 Notes, if accelerated, would also constitute an event of default under the Indenture, which could have materially adverse consequences to the Company and to the holders of the Notes. Future indebtedness of the Company may also contain restrictions or repayment requirements with respect to certain events or transactions that could constitute a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Amended and Restated Senior Secured Credit Facility, the 2005 Notes or the Notes, the Exchangeable Preferred Stock or the Exchange Debentures, as the case may be, or with respect to the Convertible Preferred Stock.

ITEM 2.  PROPERTIES

As noted below, the Company operates state-of-the-art, manufacturing facilities strategically located throughout the world. The Company believes that it has sufficient capacity at its manufacturing facilities to meet its production needs for the foreseeable future, and further believes that all its sales worldwide can be sourced through these facilities. A majority of the Company's manufacturing facilities are ISO certified. The Company also owns or leases warehouse and sales offices in the United States, Europe, Mexico and Hong Kong. The Company's significant facilities are listed below:

                                                                                                                   OWNED/
           LOCATION                                                                          SIZE (SQ. FT.)        LEASED
           --------                                                                          --------------        ------
Manufacturing:
   Asheville, NC                                                                                    240,600          Owned
   Dundee, Scotland                                                                                 101,000          Owned
   Longwood, FL                                                                                      43,600          Owned
   Three Rivers, MI                                                                                  58,000          Owned
   Ahaus, Germany                                                                                    42,000          Owned
   Chrastava, Czech Republic                                                                         26,900          Owned
   Oakland, NJ                                                                                       53,000         Leased
   Addison, IL                                                                                       38,600          Owned
   Houston, TX                                                                                       66,000          Owned
   Brampton, Ontario                                                                                 23,200          Owned
   Manchester, England (Irlam)                                                                       65,400          Owned
   Melbourne, Australia                                                                              28,700          Owned
   Kuala Lumpur, Malaysia                                                                             9,300         Leased
   Johannesburg, South Africa                                                                        12,100          Owned
   Foshan, China                                                                                     19,000         Leased
   Mauldin, SC                                                                                       63,000          Owned
   Munster, Germany                                                                                  68,800         Leased
Warehouse/Sales Office:
   Dayton, OH                                                                                        10,500         Leased
   Elk Grove, IL                                                                                      5,000         Leased
   Lerma, Mexico                                                                                     45,000          Owned
   Hong Kong, China                                                                                   3,100         Leased
   Milan, Italy (Trezzano, Rosa)                                                                      1,500         Leased
   Moscow, Russia                                                                                     1,000         Leased
   Nashville, TN                                                                                      5,000         Leased
   Paris, France                                                                                     12,800         Leased
   Reutligen, Germany                                                                                 4,000         Leased
   Stockport, England                                                                                 5,200          Owned
   Willich, Germany                                                                                  25,800         Leased

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

In January 2000, the Company received a Notice of Assessment from the Ohio Department of Taxation for approximately $16.0 million relating to the 1995 Ohio Franchise Tax. In February 2000, the Company filed a Petition for Reassessment. The Company believes, based on consultation with legal counsel and outside tax experts, that it will ultimately prevail in this case. Should the Ohio Department of Taxation ultimately prevail, the Company believes it is fully indemnified by M.A. Hanna for this tax obligation. As a result, no provision has been recorded in the financial statements for this contingency.

CPG and the Company are parties to consent decrees with respect to certain environmental matters. Hanna and CPG have agreed to retain, be responsible for and indemnify the Company with respect to these matters. See "Item 1--Business--Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

As of March 29, 2000, there were 19 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement which all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary financial data of the Company for each of the five fiscal years, during the period ended December 31, 1999. The summary financial data set forth below with respect to the years ended December 31, 1999 and 1998 are derived from the Consolidated Financial Statements included elsewhere in this report, which have been audited by Arthur Andersen LLP, independent auditors. The summary financial data set forth below with respect to the years ended December 31, 1997 and 1996, the period from June 7, 1995 through December 31, 1995 and the period from January 1, 1995 through June 6, 1995 are derived from the Consolidated Financial Statements, which have been audited by Deloitte & Touche LLP, independent auditors. The financial data for the 157 days ended June 6, 1995 represent the results of operations of the Company prior to the acquisition of the Company by American Industrial Partners (the AIP Acquisition"), and the financial data for the periods subsequent to June 5, 1995 represents the results of operations of the Company subsequent to the AIP Acquisition.

The summary financial data below should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8--Financial Statements and Supplementary Data" included elsewhere in this report.

                                      157 DAYS       208 DAYS
                                       ENDED           ENDED            FISCAL           FISCAL         FISCAL            FISCAL
                                      JUNE 6,      DECEMBER 31,          YEAR             YEAR           YEAR              YEAR
                                        1995           1995              1996            1997(c)         1998              1999
                                     ---------      ---------         ---------         ---------     ---------         ---------
                                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales                            $  55,454      $  73,103         $ 136,814         $ 166,286     $ 173,066         $ 198,418
Cost of goods sold                      33,935         47,503            84,602           103,035       110,155           123,336
                                     ---------      ---------         ---------         ---------     ---------         ---------
Gross profit                            21,519         25,600            52,212            63,251        62,911            75,082
Selling, general and
  administrative expenses               11,257         12,885            23,657            28,629        29,116            35,960
Restructuring costs                                                                                                         1,361
Compensation and related
  transaction costs                                                                                      18,018
Amortization of  intangibles             2,258          3,688             6,474             3,315         2,565             3,821
Management fees and expenses                --            455               920               896         1,043             1,079
                                     ---------      ---------         ---------         ---------     ---------         ---------
Operating income                         8,004          8,572            21,161            30,411        12,169            32,861
Interest expense                            --          9,697            16,373            15,926        27,470            28,085
Other (income) expense                    (577)           952(d)           (219)              629           306               504
                                     ---------      ---------         ---------         ---------     ---------         ---------
Income (loss) before income
  taxes and extraordinary items          8,581         (2,007)            5,077            13,856       (15,607)            4,272
Provision (benefit) for
  income taxes                           3,488           (850)            2,000             5,939        (2,732)            2,021
                                     ---------      ---------         ---------         ---------     ---------         ---------
Income (loss) before
  extraordinary items                    5,093         (1,227)            3,007             7,917       (12,875)            2,251
Extraordinary losses on early
  extinguishment of debt                    --             --                --                --         3,552               857
                                     ---------      ---------         ---------         ---------     ---------         ---------
Net income (loss)                    $   5,093      $  (1,227)        $   3,007         $   7,917     $ (16,427)        $   1,394
                                     =========      =========         =========         =========     =========         =========
OTHER FINANCIAL DATA:
Capital expenditures                 $   1,565      $   2,082         $   5,221         $   5,124     $   7,103         $   5,936
Depreciation                             2,120          2,415             4,384             5,238         5,759             6,432
Amortization                             2,258          8,310            10,724             7,827         7,729            10,313
BALANCE SHEET DATA (AT
  END OF PERIOD):
Fixed assets, net of
  accumulated depreciation
  and amortization                   $  24,667      $  44,496         $  45,289(c)      $  44,792     $  50,305(b)      $  69,739(a)
Total assets                           139,537        228,823           237,886(c)        225,527       257,408(b)        331,504(a)
Long-term and subordinated
 long-term debt (including
  current maturities)                       --        151,250           152,919           130,883       257,515           279,830
Stockholders' equity (deficit)         114,780         49,861            52,734            60,189       (80,283)(e)       (49,717)

(a) The Company acquired TPO as of September 30, 1999. This acquisition was accounted for as a purchase. The statement of operations data includes the results of TPO for the period from October 1, 1999. On October 19, 1999, the Company acquired Varn. This acquisition was also accounted for as a purchase. The statement of operations data includes the results of Varn for the period from October 19, 1999. Balance sheet data for 1999 includes the assets and liabilities from both of these acquisitions.

(b) The Company acquired the stock of Rotec Hulsensysteme GmbH as of December 31, 1998. This acquisition was accounted for as a purchase. Balance sheet data for 1998 includes the assets and liabilities of Rotec Hulsensysteme GmbH as of December 31, 1998. The statement of operations data includes the results of Rotec for the period from January 1, 1999.

(c) The Company acquired the David M Company on December 31, 1996. This acquisition was accounted for as a purchase. Balance Sheet data for 1996 includes the assets and liabilities of the David M Company while the Statement of Operations data includes the results of David M for the period from January 1, 1997.

(d) Includes a bridge commitment fee, which resulted in a non-recurring expense of $1.0 million for the 208 days ended December 31, 1995.

(e)      Balance sheet data for 1998 reflects the effects of the Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with "Selected Financial Data" and "Financial Statements and Supplementary Data" and notes thereto included elsewhere in this report.

As a result of the Acquisition, the Company entered into new financing arrangements, including the Senior Secured Credit Facility, the 9-1/2% Senior Subordinated Notes and the 12-1/4% Exchangeable Preferred Stock. As a result of these transactions, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $279.8 million and the liquidation preference of the 12-1/4% Exchangeable Preferred Stock is $43.5 million (which, subject to certain conditions, may be exchanged for the Exchange Debentures) and the liquidation preference on the Convertible Preferred Stock is $39.9 million. In addition, on December 31, 1998, Rotec was acquired and on September 30, 1999 and October 19, 1999, TPO and Varn, respectively, were acquired. Accordingly, the results of operations for historical as well as future periods may not be comparable to prior periods.

BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles and operating income in millions of dollars and as a percentage of net sales.

                                                      YEAR ENDED                 YEAR ENDED                 YEAR ENDED
                                                  DECEMBER 31, 1997          DECEMBER 31, 1998          DECEMBER 31, 1999
                                                 -------------------        -------------------        -------------------
Net sales                                        $166.3        100.0%       $173.1        100.0%       $198.4        100.0%
Cost of goods sold                                103.0         62.0         110.2         63.7         123.3         62.1
                                                 ------       ------        ------       ------        ------       ------
Gross profit                                       63.3         38.0          62.9         36.3          75.1         37.9
SG&A                                               28.6         17.2          29.1         16.8          36.0         18.1
Restructuring costs                                                                                       1.4          0.7
Compensation and related transaction costs                                    18.0         10.4
Amortization of intangibles                         3.3          2.0           2.6          1.5           3.8          1.9
Management fees                                     0.9          0.5           1.0          0.6           1.0          0.6
                                                 ------       ------        ------       ------        ------       ------
Operating income                                 $ 30.4         18.3%       $ 12.2          7.0%       $ 32.9         16.6%
                                                 ======       ======        ======       ======        ======       ======

COMPARISON OF RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

Net sales increased to $198.4 million for the year ended December 31, 1999 from $173.1 million for the comparable period in 1998, an increase of $25.3 million or 14.6%. Sales in 1999 were negatively impacted by $1.6 million as a result of foreign currency translation rate changes.

Image Transfer's sales increased to $148.3 million for the year ended December 31, 1999 from $139.7 million for the comparable period in 1998, an increase of $8.6 million or 6.2%. The acquisition of Rotec on December 31, 1998 contributed $11.2 million of the increase. Image Transfer's sales were negatively impacted by $1.3 million as a result of the impact of foreign currency translation rate changes. Excluding sales contributed by Rotec and the impact of foreign currency translation rate changes, Image Transfer sales decreased $1.3 million or 0.8% from the comparable period in 1998. The decrease is mainly a result of lower domestic sales combined with lower export sales to Japan and Latin America compared to the same period a year ago. Sales in Europe were flat compared to a year ago while Mexico was slightly ahead of the same period a year ago. Tubular sleeve sales have continued to increase as additional presses that utilize this technology are installed.

Textiles' sales increased to $35.7 million for the year ended December 31, 1999 compared to $33.4 million in 1998, an increase of $2.3 million or 6.9%. The acquisition of TPO on September 30, 1999, accounted for $6.5 million or 19.5% of the increase. Foreign currency translation changes negatively impacted Textile sales in 1999 by $0.3 million. Excluding sales contributed by TPO and the impact of foreign currency translation rate changes, Textile's sales decreased $3.9 million or 11.7% from the comparable period in 1998. Textile sales decreased across all markets. Domestic sales were lower as increased imports of low cost Asian yarns adversely impacted domestic yarn producers. At the same time, domestic mills were faced with higher than normal inventories causing several yarn spinning mills to be closed in the second half of 1998 and during 1999. Export sales to Asian markets continued to be adversely impacted by currency's devaluation that occurred in 1998. The decline in Europe was largely a result of a significant decline in sales to original equipment manufacturers ("OEM's"). The decline in sales to OEM's was, for the most part, a result of the reduced demand for new equipment by the major yarn manufacturers in the Pacific Rim markets associated with their currency's devaluation, coupled with an overall slow down in the world-wide yarn spinning industry that began in the second half of 1998 and continued in 1999.

The acquisition of Varn in October 1999 contributed $14.4 million of sales or 8.3% of Day's total sales increase.

Gross profit increased to $75.1 million for the year ended December 31, 1999 from $62.9 million in 1998, an increase of $12.2 million or 19.4%. As a percentage of net sales, gross profit increased to 37.9% for the year ended December 31, 1999 from 36.3% for the comparable period in 1998. Foreign currency translation rate changes reduced gross profit by $0.4 million. The acquisitions of Rotec, Varn and TPO contributed $11.9 million of the gross profit increase in 1999. Excluding the impact of these acquisitions, gross profit as a percentage of net sales increased to 38.0% for the year ended

December 31, 1999 from 36.3% for the comparable period in 1998. Gross profit was positively impacted by improvements in material usage and reduced manufacturing costs. Gross profit was adversely effected by a one-time charge of $0.9 million for sales of finished goods inventory which were purchased at market values in connection with the Varn acquisition. Gross profit in 1998 was decreased by $0.3 million as a result of one-time costs associated with ceasing manufacturing activities at the Lerma, Mexico facility.

SG&A increased to $36.0 million for the year ended December 31, 1999 compared with $29.1 million for 1998, an increase of $6.9 million or 23.7%. As a percentage of net sales, SG&A increased to 18.1% from 16.8%. The acquisitions of Rotec, Varn and TPO accounted for $7.7 million of this increase. Excluding the acquisitions, SG&A as a percentage of sales was 17.0% in 1999. Changes in foreign currency translation rates reduced SG&A costs by $0.3 million in 1999.

Amortization of intangibles increased to $3.8 million for the year ended December 31, 1999 from $2.6 million in 1998, an increase of $1.2 million as a result of amortization of the goodwill recorded from the Rotec, Varn and TPO acquisitions.

Operating income, excluding the restructuring costs in 1999 and the compensation and related transaction costs in 1998, increased slightly to $34.2 million for the year ended December 31, 1999 from $30.2 million for the comparable period in 1998, a increase of $4.0 million or 13.2%. As a percentage of net sales, operating income (excluding the restructuring costs in 1999 and the compensation and related transaction costs in 1998) was 17.2% for the year ended December 31, 1999 compared to 17.4% in 1998. Image Transfer's operating income increased to $41.1 million in 1999 from $35.4 million in 1998, an increase of $5.7 million or 16.1%. The acquisition of Rotec contributed $2.8 million of the increase. The remainder of the increase was a result of improvements in material usage and reduced manufacturing costs combined with lower SG&A costs. Textile's operating income decreased to $2.6 million in 1999, excluding the restructuring costs, from $3.3 million in 1998. The acquisition of TPO at the end of the third quarter of 1999 increased Textile's operating income by $0.9 million. Lower sales volumes and the strong British pound compared to the German mark were the main contributors to the $1.6 million decrease in Textile's operating income. Varn, which was acquired in fourth quarter of 1999, contributed $1.5 million of the operating profit increase.

The effective tax rate, including the effect of the extraordinary item, was an expense of 51.0% in 1999 compared to a benefit of 23.7% in 1998. The high income tax expense percentage in 1999 compared to the US statutory rate is mainly the result of certain one-time non deductible expenses associated with the Varn and TPO acquisitions in 1999. The lower income tax benefit percentage in 1998 compared to the US statutory rate is mainly the result of certain non deductible expenses associated with the Acquisition in 1998.

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

Gross profit decreased to $62.9 million for the year ended December 31, 1998 from $63.3 million in 1997, a decrease of $0.4 million or 0.6%. As a percentage of net sales, gross profit decreased to 36.3% for the year ended December 31, 1998 from 38.0% for the comparable period in 1997. Gross profit was positively impacted by productivity enhancements and higher sales volume. Higher sales volumes accounted for a $2.5 million increase in gross profit, offset by higher material usage and manufacturing costs of $2.3 million. The higher material usage and manufacturing costs were primarily a result of changes in product mix and end market mix combined with lower production yields from the Longwood, Florida facility. Foreign currency translation rate changes reduced gross profit by $0.3 million. Gross profit in 1998 was also impacted by $0.3 million of costs associated with ceasing manufacturing activities at the Lerma, Mexico facility.

SG&A increased to $29.1 million for the year ended December 31, 1998 compared with $28.6 million for 1997, an increase of $0.5 million or 1.7%. As a percentage of net sales, SG&A decreased to 16.8% from 17.2%. Changes in foreign currency translation rates reduced SG&A costs by $0.1 million in 1998.

Compensation and related transaction cost include $8.6 million related to changes in the Company's stock option plan, $8.4 million related to amounts payable under certain management employment arrangements and $1.0 million of expenses associated with obtaining with Consent. All of these items arose out of the Acquisition and related transactions.

Amortization of intangibles decreased to $2.6 million for the year ended December 31, 1998 from $3.3 million in 1997, a decrease of $0.7 million as a result of certain employment agreements becoming fully amortized in the first quarter of 1997.

Operating income, excluding the compensation and related transaction costs, decreased slightly to $30.2 million for the year ended December 31, 1998 from $30.4 million for the comparable period in 1997, a decrease of $0.2 million or 0.7%. As a percentage of net sales, operating income (excluding the compensation and related transaction costs) decreased to 17.4% for the year ended December 31, 1998 from 18.3% for the comparable period in 1997. Image Transfer's operating income increased to $35.4 million in 1998 from $35.1 million in 1997 as a result of higher sales offset by higher material usage and manufacturing costs resulting from changes in product mix and end market mix combined with lower production yields from the Longwood, Florida facility. Textile's operating income decreased to $3.3 million in 1998 from $0.4 million in 1997. Lower sales volumes and the strong British pound compared to the German mark were the main contributors to this decrease.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $0.9 million at December 31, 1999, $1.2 million at December 31, 1998 and approximately $2.3 million at December 31, 1997. These contracts generally expire within three to twelve months. Foreign currency gains and losses, included in other (expense) income-net, were a $0.6 million loss in 1999, $0.5 million loss in 1998, and a $0.3 million loss in 1997. In 1999 and 1998, the hypothetical loss in earnings of a 10% adverse change in foreign currency exchange rates is estimated to be approximately $0.9 million and $0.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters and distributors to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as its distributors (converters) carry relatively large amounts of inventory and finance receivables.

Cash Flows From Operating Activities. Cash flows from operations for years ended December 31, 1999, 1998 and 1997 were $18.7 million, $9.4 million and $19.7 million, respectively. Cash flows from operations in 1998 were adversely impacted by $9.5 million of compensation and related transaction costs associated with the Acquisition and $7.1 million of additional interest paid on the additional debt incurred as a result of the Acquisition. Working capital in 1999 was relatively flat. Working capital provided $4.0 million in cash in 1998 mainly as a result of a reduction in accounts receivable levels. Cash flows from operations in 1997 were unfavorably impacted by a $5.1 million increase in working capital. The increase in working capital in 1997 is mainly a result of the increased sales volumes, especially in Europe, as working capital as a percent of sales remained relatively constant.

Cash Flows From Investing Activities. The Company's expenditures for plant, property and equipment were $5.9 million in 1999, $7.1 million in 1998 and $5.1 million in 1997. The Company believes that capital expenditures of $7.0 million to $9.0 million annually over the next several years will be sufficient to maintain its leading market position. The Company expects to fund these capital expenditures from cash flow from operations.

On September 30, 1999, the Company acquired the textile products operations of Armstrong World Industries, Inc. ("TPO") for $12.5 million in cash. TPO is a leading manufacturer and marketer of high-end precision engineered rubber cots and aprons sold to textile yarn spinners worldwide similar to Day's textile division. This business is being merged with Day's textile division to create one business that manufactures and markets two brands, DAYtex(R) and Accotex(R).

On October 19, 1999, the Company completed its acquisition of the stock of privately-held Varn International ("Varn") for $61.5 million in cash, net of cash acquired of $1.2 million.

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

These acquisitions completed in 1999 were financed through the private placement of $38.5 million of 18% convertible cumulative preferred stock and by amending and restating the existing $60 million Senior Secured Credit Facility ($40 million term and $20 million revolver). The Amended and Restated Senior Secured Credit Facility provides for a $70 million Term Loan and a $20 million Revolving Credit Facility.

Effective December 31, 1998, the Company acquired the stock of Rotec Hulsensysteme GmbH which was funded by an increase in the Senior Secured Credit Facility and additional capital from the Company's majority shareholders. In 1997, the Company received a purchase price adjustment of $1.5 million in cash related to its 1996 acquisition of certain assets of the David M company.

Cash Flows From Financing Activities. As noted above, in October 1999, in conjunction with its acquisitions of TPO and Varn, the Company issued $38.3 million (net of issuance costs of $0.2 million) of 18% convertible cumulative preferred stock and amended and restated the existing $60 million Senior Secured Credit Facility ($40 million term and $20 million revolver). The Amended and Restated Senior Secured Credit Facility provided for a $70 million Term Loan and a $20 million

Revolving Credit Facility, of which $68.0 million of the Term Loan and $1.0 million on the Revolving Credit Facility were outstanding after closing these two transactions.

In January 1998, the Company entered into a $60 million Senior Secured Credit Facility concurrent with the Acquisition. The facility originally consisted of a $40 million Term Loan and a $20 million Revolving Credit Facility. In December 1998, as described above, in conjunction with the acquisition of Rotec, the Term Loan was increased by an additional $10.0 million.

The Term Loans are repayable as follows: $3.3 million in 2000; $8.8 million in 2001; $13.2 million in 2002; $13.2 million in 2003; $13.2 million in 2004 and
$6.6 million in 2005. Prepayments on the Term Loan are applied first to the next two quarterly installments and then spread equally to the remaining quarterly installments. During the year ended December 31, 1999, the Company made $3.5 million in payments on the credit facilities and had $5.5 million outstanding on the revolver at December 31, 1999. The Amended and Restated Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries (currently, only Day), as well as 65% of the stock of each foreign subsidiary. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). In 1998, the original proceeds from the Term Loan were used to repay the Company's then existing US Credit Facility and to pay certain expenses associated with the Acquisition. As of December 31, 1999, the Company had approximately $14.0 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

Also, during the year ended December 31, 1998, the Company paid the holders of the existing 2005 Notes a $6.5 million Consent Fee so as to permit the Company to issue $115.0 million of 9-1/2% Senior Subordinated Notes and $35.0 million of 12-1/4% Exchangeable Preferred Stock. The Consent also allowed the Company to assume the $140.0 million Bridge Loan of its new majority shareholder and to make certain other changes to the Indenture governing the 2005 Notes. The proceeds from the issuance of the $115.0 million of 9-1/2% Senior Subordinated Notes and $35.0 million of 12-1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. The Company also received a capital contribution of $9.1 million from its majority shareholders in the year ended December 31, 1998 which was used to pay certain financing fees and expenses. The Company also sold additional shares of common stock to its majority shareholders for $9.5 million to provide additional funding for the purchase of Rotec.

As a result of the additional debt incurred by the Company in conjunction with the Acquisition, the Company is highly leveraged. The Company's aggregate indebtedness is approximately $279.8 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $43.5 million (which, subject to certain conditions, may be exchanged for Exchange Debentures). Also, in 1999, the Company issued Convertible Preferred Stock. At December 31, 1999 the aggregate liquidation preference of the Convertible Preferred Stock is $39.9 million.

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

The Company's ability to pay principal and interest on the Notes and dividends on the Exchangeable Preferred Stock and the Convertible Preferred Stock and to satisfy its other debt obligations, including its debt obligations under the 2005 Notes and 2008 Notes, will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility (which is subject to borrowing base limitations) or a successor facility. The Company anticipates that its operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company's cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal and interest on its indebtedness, including the Amended and Restated Senior Secured Credit Facility, the 2005 Notes and the 2008 Notes, for the payment of periodic cash dividends on the Exchangeable Preferred Stock or the Convertible Preferred Stock, for any redemption of the Exchangeable Preferred Stock or the Convertible Preferred Stock for cash, or if the Exchange Debentures have been issued, the payment of principal of or cash interest on the Exchange Debentures. If the Company's cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company's debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms, or if implemented, would be successful or would permit the Company to meet its debt service obligations.

Year 2000. The Year 2000 issue relates to the inability of information systems to recognize and process date-sensitive information beyond January 1, 2000.

The Company recognized the importance of the Year 2000 issue and, as a result of its efforts to identify and rectify all potential Year 2000 problems related to its Information Technology ("IT") systems, manufacturing equipment, vendors and customers, can report that it has had no disruption in its business as a result of Year 2000 issues.

A Year 2000 committee was established consisting of senior members of management along with members of the IT and the facilities' engineering departments. The committee's objective was to ensure that the Company will be able to continue to service its customers, both internal and external, after January 1, 2000. The scope of the Year 2000 project included (i) information technology, both hardware and software; (ii) non-IT systems or embedded technology such as micro controllers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities; and (iii) readiness of key third parties, including suppliers and customers and electronic data interchange, where applicable, with those key third parties.

The Company used internal resources, and where necessary, external resources to perform most of the testing and remediation functions. Upgrades to the Company's business system were completed and tested. A complete inventory of all equipment (manufacturing and otherwise) was completed and the manufacturers of the equipment were contacted to determine whether the equipment is Year 2000 compliant. Letters were sent to all significant vendors and customers requesting them to confirm the status of their Year 2000 projects.

The Company's historical and estimated costs of remediation of all potential Year 2000 problems were not material to the Company's results of operations or financial position, and were funded through operating cash flows. Total costs associated with the remediation of the Year 2000 issues (including systems, software, and non-IT systems replaced as a result of Year 2000 issues) were less than $1 million. The largest cost factor was the expenditure of management and associates time in attention to Year 2000 and related issues. The Company does not foresee any Year 2000 issues arising during the remainder of 2000 either internally or from third parties.

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

ENVIRONMENTAL EXPENDITURES

The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 1997, 1998 and 1999 it spent approximately $0.6 million, $1.5 million and $1.8 million, respectively, in capital expenditures for solvent recovery, wastewater treatment, air monitoring and related projects to comply with environmental requirements.

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

Solvent air emissions from the Dundee, Scotland facility have periodically exceeded the regulatory limit for such emissions, and in 1997, the Company began to initiate a plan for air controls and to install a solvent recovery system in order to control the solvent emissions and comply with the regulatory limit. Capital expenditures for this equipment totaled approximately $1.5 million and were completed in 1999.

Capital expenditures in 1999 relating to environmental matters were approximately $1.8 million and are anticipated to be $2.0 million in 2000. In incurring expenditures for compliance with environmental requirements, the Company intends to use the best-available technology in anticipation of the requirements of the new Clean Air Act.

Based on environmental assessments conducted by independent environmental consultants in connection with the Acquisition and with the acquisition of Rotec, Varn and TPO, except as otherwise stated herein, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of solvents and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                       PAGE
                                                                                                                       ----
DAY INTERNATIONAL GROUP, INC.
Reports of Independent Auditors'...............................................................................     35 - 36
     Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................     37 - 38
     Consolidated Statement of Operations for the years ended
         December 31, 1999, 1998 and 1997......................................................................          39
     Consolidated Statements of Comprehensive Income  (Loss)
         for the years ended December 31, 1999, 1998 and 1997..................................................          40
     Consolidated Statements of Stockholders' Equity (Deficit)
         for the years ended December 31, 1999, 1998 and 1997..................................................          41
     Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997......................................................................     42 - 43
     Notes to Consolidated Financial Statements................................................................     44 - 72

Financial Statement Schedule...................................................................................          84

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Day International Group, Inc.:

We have audited the accompanying consolidated balance sheets of Day International Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Day International Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a part of the consolidated financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein.



ARTHUR ANDERSEN LLP

Dayton, Ohio
March 28, 2000

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Day International Group, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows of Day International Group, Inc. (the "Company") and subsidiaries for the year ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 for the year ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Day International Group, Inc. and subsidiaries operations and their cash flows for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP

Dayton, Ohio
February 17, 1998
(March 25, 1999 as to Notes G, J and K and as to the Consolidated Statements of
  Comprehensive Income (Loss) as to amounts as of December 31, 1997 and for the year then ended.)

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                            1999             1998
                                                         ---------        ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $     508        $   4,762
  Accounts receivable:
    Trade (less allowance for doubtful accounts of
      $2,141 and $1,384)                                    33,138           18,390
    Other                                                    2,102              240
  Inventories (Note C)                                      32,831           19,179
  Prepaid expenses and other current assets                  3,640            1,267
  Deferred tax assets (Note F)                               3,191            2,543
                                                         ---------        ---------

         Total current assets                               75,410           46,381

PROPERTY, PLANT AND EQUIPMENT (Notes A and B):
  Land                                                       4,347            2,125
  Buildings                                                 23,533           12,077
  Machinery and equipment                                   54,631           46,277
  Construction in progress                                   9,049            6,493
                                                         ---------        ---------
                                                            91,560           66,972
  Less accumulated depreciation                            (21,821)         (16,667)
                                                         ---------        ---------
                                                            69,739           50,305

OTHER ASSETS:
  Goodwill and other intangible assets (Note B)            178,088          157,799
  Note receivable (Note L)                                   1,623              698
  Deferred tax assets (Note F)                               1,773            1,523
  Other assets                                               4,871              702
                                                         ---------        ---------
                                                           186,355          160,722
                                                         ---------        ---------
TOTAL ASSETS                                             $ 331,504        $ 257,408
                                                         =========        =========



   The accompanying notes are an integral part of the consolidated financial statements.

                                                                      1999             1998
                                                                   ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                 $   8,903        $   5,905
  Accrued associate-related costs                                      8,440            8,547
  Other accrued expenses                                              12,680            4,682
  Income taxes payable                                                 3,735            2,913
  Interest payable                                                     4,631            4,336
  Current maturities of long-term debt (Note D)                        3,361            1,292
                                                                   ---------        ---------

         Total current liabilities                                    41,750           27,675

LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note D)                   276,469          256,223
DEFERRED TAX LIABILITIES (Note F)                                      1,183            1,353
OTHER LONG-TERM LIABILITIES (Notes K and L)                           20,074           15,813
COMMITMENTS AND CONTINGENCIES (Note L)
                                                                   ---------        ---------

         Total liabilities                                           339,476          301,064

Exchangeable Preferred Stock (Note E)                                 41,745           36,627

STOCKHOLDERS' EQUITY (DEFICIT)  (Notes E and I):
  18% Convertible Cumulative Preferred Shares $.01 per share
    par value, 100,000 shares authorized, 38,500 outstanding          39,711
  Common Shares, $.01 per share par value, 100,000
    shares authorized, 23,298 shares--1999 and
    1998 issued and outstanding                                            1                1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                               (68,772)         (68,772)
  Retained earnings (deficit)                                        (15,542)         (10,370)
  Foreign currency translation adjustment                             (5,115)          (1,142)
                                                                   ---------        ---------

         Total stockholders' equity (deficit)                        (49,717)         (80,283)
                                                                   ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 331,504        $ 257,408
                                                                   =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                               1999             1998             1997
                                                            ---------        ---------        ---------
NET SALES                                                   $ 198,418        $ 173,066        $ 166,286

COST OF GOODS SOLD                                            123,336          110,155          103,035
                                                            ---------        ---------        ---------


GROSS PROFIT                                                   75,082           62,911           63,251

SELLING, GENERAL AND ADMINISTRATIVE                            35,960           29,116           28,629
RESTRUCTURING COSTS (Note A)                                    1,361
COMPENSATION AND RELATED
   TRANSACTION COSTS (Note A)                                                   18,018
AMORTIZATION OF INTANGIBLES                                     3,821            2,565            3,315
MANAGEMENT FEES (Note H)                                        1,079            1,043              896
                                                            ---------        ---------        ---------


OPERATING PROFIT                                               32,861           12,169           30,411

OTHER EXPENSES (Note D):
  Interest expense (including amortization
    of deferred financing costs of $2,370 in 1999,
    $2,024 in 1998 and $966 in 1997                            28,085           27,470           15,926
  Other expense (income)--net                                     504              306              629
                                                            ---------        ---------        ---------

                                                               28,589           27,776           16,555
                                                            ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                                      4,272          (15,607)          13,856

INCOME TAXES (BENEFIT) (Note F)                                 2,021           (2,732)           5,939
                                                            ---------        ---------        ---------


INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                        2,251          (12,875)           7,917

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENT OF DEBT (NET OF TAX
  BENEFIT OF $571 IN 1999 AND $2,368 IN 1998)(Note D)             857            3,552               --
                                                            ---------        ---------        ---------


NET INCOME (LOSS)                                               1,394          (16,427)       $   7,917
                                                                                              =========

PREFERRED STOCK DIVIDENDS (Note E)                             (6,394)          (3,507)

AMORTIZATION OF PREFERRED STOCK
  ISSUANCE COSTS                                                 (172)            (133)
                                                            ---------        ---------

NET (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                                    $  (5,172)       $ (20,067)
                                                            =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                1999            1998            1997
                                              --------        --------        --------
NET INCOME (LOSS)                             $  1,394        $(16,427)       $  7,917

FOREIGN CURRENCY TRANSLATION ADJUSTMENT         (3,973)            326            (890)
                                              --------        --------        --------

COMPREHENSIVE (LOSS) INCOME                   $ (2,579)       $(16,101)       $  7,027
                                              ========        ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                          FOREIGN     18% CUMULATIVE
                                                          ADDITIONAL                     RETAINED         CURRENCY      CONVERTIBLE
                                    COMMON SHARES          PAID-IN        CONTRA         EARNINGS       TRANSLATION      PREFERRED
                                  SHARES     AMOUNT        CAPITAL        EQUITY         (DEFICIT)       ADJUSTMENT       SHARES
                                  ------     ------        -------        ------         ---------       ----------       ------
December 31, 1996                 51,555     $   1        $ 51,531       $               $  1,780        $   (578)       $

Sale of common shares                100                       120
Issuance of common shares                                      308
Net income                                                                                  7,917
Foreign currency
  translation adjustment                                                                                     (890)
                                 -------     -----        --------       --------        --------        --------        --------
December 31, 1997                 51,655         1          51,959                          9,697          (1,468)

Sale of common shares              2,415         1                          9,730
Issuance of stock options            142                       435
Net loss                                                                                  (16,427)
Preferred stock dividends                                                                  (3,507)
Amortization of preferred
  stock discount                                                                             (133)
Capital contribution from
  shareholders                                               9,103
Assumption of bridge loan                                  (61,498)       (78,502)
Reduction of common shares       (30,914)       (1)              1
Foreign currency
  translation adjustment                                                                                      326
                                 -------     -----        --------       --------        --------        --------        --------
December 31, 1998                 23,298         1              --        (68,772)        (10,370)         (1,142)

Net income                                                                                  1,394
Sale of Preferred Shares                                                                                                   38,264
Preferred stock dividends                                                                  (6,394)                          1,443
Amortization of preferred
  stock discount                                                                             (172)                              4
Foreign currency
  translation adjustment                                                                                   (3,973)
                                 -------     -----        --------       --------        --------        --------        --------
December 31, 1999                 23,298     $   1        $     --       $(68,772)       $(15,542)       $ (5,115)       $ 39,711
                                 =======     =====        ========       ========        ========        ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                          1999             1998             1997
                                                                       ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $   1,394        $ (16,427)       $   7,917
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                         871            3,552
  Depreciation                                                             6,432            5,759            5,238
  Amortization of goodwill and intangibles                                10,313            7,729            7,827
  Deferred income taxes                                                     (676)          (3,772)           3,528
  Non-cash charge related to stock option awards                                            8,585              308
Change in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                     (1,515)           5,099           (5,455)
  Inventories                                                               (981)          (1,596)            (532)
  Prepaid expenses and other current assets                               (1,782)             497             (521)
  Accounts payable and other accrued expenses                              4,605              (13)           1,361
                                                                       ---------        ---------        ---------

         Net cash provided by operating activities                        18,661            9,413           19,671
                                                                       ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired                         (74,039)         (19,383)           1,513
Capital expenditures                                                      (5,936)          (7,103)          (5,124)
Other                                                                                                        1,107
                                                                       ---------        ---------        ---------

         Net cash used in investing activities                           (79,975)         (26,486)          (2,504)
                                                                       ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock                     38,264
Proceeds from issuance of 2008 notes                                                       111,134
Proceeds from issuance of exchangeable preferred stock                                      32,986
Net proceeds from issuance of term loans                                  24,469            50,000
Contributions from shareholders                                                              4,573
Proceeds from issuance of common stock                                                       9,731              120
Repayment of existing credit facility                                                     (30,902)
Repayment of bridge loan                                                                 (140,000)
Payment of consent fee                                                                     (6,500)
Payment of deferred financing fees                                        (1,639)          (3,119)
Net payments on credit facilities                                         (3,515)          (7,100)         (21,821)
                                                                       ---------        ---------        ---------
         Net cash provided by (used in) financing activities              57,579           20,803          (21,701)
                                                                       ---------        ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (519)             252             (119)
                                                                       ---------        ---------        ---------

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents                      (4,254)           3,982           (4,653)
Cash and cash equivalents at beginning of period                           4,762              780            5,433
                                                                       ---------        ---------        ---------

Cash and cash equivalents at end of period                             $     508        $   4,762        $     780
                                                                       =========        =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                   1999           1998           1997
                                                 --------       --------       --------
SUPPLEMENTAL CASH FLOW DISCLOSURES

NON CASH TRANSACTIONS:
  Assumption of bridge loan                                     $140,000
                                                                ========
  Preferred stock dividends                      $  6,394       $  3,507
                                                 ========       ========
  Amortization of preferred stock discount       $    172       $    133
                                                 ========       ========
  Capital contribution                                          $  4,530
                                                                ========

CASH PAID FOR:
Income Taxes                                     $  2,518       $  2,335       $  1,390
                                                 ========       ========       ========
Interest                                         $ 25,420       $ 22,123       $ 15,015
                                                 ========       ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


A.       NATURE OF OPERATIONS, BASIS OF PRESENTATION

Day International Group, Inc. and subsidiaries ("Day" or "the Company") designs and manufactures precision engineered rubber components for the printing and textile industries and pressroom chemicals and automatic dampening systems for the printing industry. Day's Image Transfer business designs, manufactures and markets high-quality printing blankets and sleeves used in the offset and flexographic printing industries. Day's Textile business manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Day's Varn subsidiary designs, manufactures and markets pressroom chemicals and automatic dampening systems used in the printing industry. Sales are made through Day's organization, distributors and representatives.

On January 16, 1998, affiliates of Greenwich Street Capital Partners, Inc.
("GSC PARTNERS") and SG Capital Partners LLC ("SGCP") acquired substantially all of the common stock of the Company for approximately $206 million (the "Acquisition"), with the Company's management retaining the balance of the common stock. References to GSC Partners include Greenwich Street Capital Partners, Inc. and its successor entites as the context requires. In conjunction with the Acquisition, the Company entered into a $60 million Senior Secured Credit Facility consisting of a $40 million Term Loan and a $20 million Revolving Credit Facility (See Note D - Long-Term and Subordinated Long Term
Debt). Proceeds from the Term Loan were used to repay the Company's then existing Credit Facility and to pay certain acquisition related fees and expenses. As a result of such repayment of the Company's then existing Credit Facility, $0.7 million of deferred financing fees were written off as an extraordinary item. The Acquisition also resulted in compensation related expenses of $17.0 million associated with employment agreements with certain key members of management and amendments to the Company's Stock Option Plan.

On March 18, 1998, the Company successfully completed a Consent Solicitation (the "Consent") with respect to its $100.0 million Senior Subordinated Notes which are due in 2005 (the "2005 Notes"). The Consent permitted the Company to issue $115.0 million of 9-1/2% Senior Subordinated Notes and $35.0 million of 12-1/4% Exchangeable Preferred Stock. The Consent also allowed the Company to assume a $140.0 million Bridge Loan (the "Bridge Loan") incurred by its majority shareholder in connection with the Acquisition, and effected certain other changes to the Indenture governing the 2005 Notes, including the elimination of the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company. As consideration for the Consent, the Company paid a Consent fee of $65 for every $1,000 of notes held. The proceeds from the issuance of the $115.0 million of 9-1/2% Senior Subordinated Notes and $35.0 million of 12-1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. Expenses associated with obtaining the Consent were approximately $1.0 million. As a result of the repayment of the Bridge Loan, $5.2 million of deferred financing fees and expenses were also written off as an extraordinary item. The Acquisition does not require a change in the Company's historical basis of accounting since the Company's 2005 Notes remained outstanding following the Acquisition.

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

On September 30, 1999, the Company acquired the textile products operations ("TPO") of Armstrong World Industries, Inc. ("Armstrong") for $12.5 million in cash. TPO is a leading manufacturer and marketer of high-end precision engineered rubber cots and aprons sold to textile yarn spinners worldwide and was a major competitor of Day's textile division. This business is being merged with Day's textile division to create one business that manufactures and markets two brands, DAYtex(R) and Accotex(R). In conjunction with the acquisition, the Company entered into a two year general services agreement for the Munster, Germany operation where Armstrong has agreed to furnish TPO certain services which will permit TPO to administer and operate the business in the same way it has administered and operated the business in the past. The Company also entered into a two year management services agreement with Armstrong where Armstrong will provide the services of one of its associates to act as the managing director of the Munster facility. The Company is also leasing its Munster facility from Armstrong under a 10 year lease agreement, with customary termination provisions.

As a result of this acquisition, the Company announced in November 1999 that it intends to cease its textile manufacturing operations in Dundee, Scotland as of March 31, 2000 moving the production to other textile manufacturing facilities. In addition, the Company has or is in the process of consolidating its customer service and sales offices in the U.S., Germany and Italy. As a result, a pre-tax restructuring charge of $1.4 million has been recorded in 1999's Consolidated Statement of Operations.

On October 19, 1999, the Company completed its acquisition of the stock of privately-held Varn International ("Varn") for $61.5 million in cash, net of cash acquired of $1.2 million. The Company also agreed to lease the Oakland, NJ headquarters from the former shareholders for a period of 3 years. The purchase price is subject to adjustment based on a closing balance sheet audit. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price has preliminarily been allocated to the net assets acquired based on their fair market values as follows:

Current assets                                                         $ 20,237
Property, Plant and Equipment                                            15,519
Other Assets                                                              9,987
Goodwill and intangibles                                                 31,902
Current liabilities                                                     (13,798)
Long-term liabilities                                                    (2,303)
                                                                       --------
Purchase Price                                                         $ 61,545
                                                                       ========

Pro forma results for the years ended December 31, 1999 and 1998 had the Varn acquisition occurred at the beginning of 1998 is as follows:

                                                        1999             1998
                                                     ---------        ---------
Net sales                                            $ 249,606        $ 238,007
Income (loss) before extraordinary items                 9,780          (10,836)
Net income (loss)                                        9,780          (15,653)


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

These acquisitions in 1999 were financed through the private placement of $38.5 million of 18% convertible cumulative preferred stock and by amending and restating the existing $60 million Senior Secured Credit Facility ($40 million term and $20 million revolver). The Amended and Restated Senior Secured Credit Facility provides for a $70 million Term Loan and a $20 million Revolving Credit Facility.

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

Deferred financing costs of $13,441 at December 31, 1999 (net of accumulated amortization of $5,262) are being amortized using an effective interest rate method over the lives of the related debt.

Goodwill and other intangibles are being amortized using the straight-line method, as follows:

                                       1999             1998              LIFE
                                    ---------        ---------        ------------
Goodwill                            $ 145,488        $ 116,044            40 years
Noncompete agreements                   4,007            4,007             5 years
Deferred financing costs               18,703           19,173        5 to 7 years
Printing technology                    27,946           27,946          11.5 years
Textile compound formulas               5,247            5,247            30 years
Unpatented technology                   9,529            9,529            20 years
                                    ---------        ---------
Total intangibles                     210,920          181,946
Less accumulated amortization         (32,832)         (24,147)
                                    ---------        ---------
                                    $ 178,088        $ 157,799
                                    =========        =========

REVENUE RECOGNITION--Day recognizes revenue when the product is shipped. Reserves for product returns, based upon historical experience, are also recognized upon shipment.

FOREIGN CURRENCY TRANSLATION--The functional currency is the local currency of Day's respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period end exchange rates. Foreign currency revenues and expenses are translated at the average exchange rates for the period. Translation gains and losses are recorded in the accumulated translation adjustment account in stockholders' equity. Transaction gains and losses are recorded in the consolidated statement of operations for the period. Effective January 1, 1997, Day's Mexico subsidiary switched its functional currency to the US dollar in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation" because the Mexican economy was considered hyper-inflationary. Beginning January 1, 1999, Mexico is no longer considered a hyper-inflationary economy and as a result has switched its functional currency back to the Mexican peso in 1999.

CONCENTRATION OF CREDIT RISK--A majority of Day's U.S. textile sales are concentrated in the southeastern part of the U.S. Day's Image Transfer and Textile receivables are from a diverse group of customers in the printing and textile industries and such receivables are generally unsecured. Day maintains a reserve for potential losses. One customer accounted for 11% and 12% of sales for the years ended December 31, 1999 and 1998, respectively. This customer also accounted for 4% of receivables at December 31, 1999 and 1998.

Certain of Day's international subsidiaries make purchases in foreign currencies. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Day has entered into forward foreign exchange contracts to protect itself against such foreign currency movements which generally expire in 3 to 12 months. The contract value, which approximates fair market value, of these foreign exchange contracts was $899 and $1,246 at December 31, 1999 and 1998, respectively. Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. No counterparties are expected to fail to meet their obligations given their credit ratings, therefore Day does not obtain collateral for these instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of the Company's variable rate Credit Agreement approximates fair value. The 9-1/2% Senior Subordinated Debt and the 11 1/8% Senior Debt's fair market values were approximately 84% and 101%, respectively, of their carrying value at December 31, 1999 based on quoted market prices. The 12 1/4% Exchangeable Preferred Stock's fair market value was approximately 76% of its carrying value at December 31, 1999 based on quoted market prices. At December 31, 1999 and 1998, the carrying amounts of all other assets and liabilities which qualify as financial instruments approximated their fair value.

RESEARCH AND DEVELOPMENT--Research and development costs are expensed as incurred.

ADVERTISING--Advertising costs are expensed as incurred.

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

C.       INVENTORIES

Inventories as of December 31, 1999 and 1998 consists of:

                                                     1999                  1998
                                                   -------               -------
Finished Goods                                     $16,386               $ 9,762
Work in Progress                                     6,232                 5,220

Raw Materials                                       10,213                 4,197
                                                   -------               -------

                                                   $32,831               $19,179
                                                   =======               =======


D.       LONG-TERM AND SUBORDINATED LONG-TERM DEBT

Long-term and subordinated long-term debt as of December 31, 1999 and 1998 consists of:

                                                                       1999             1998
                                                                    ---------        ---------
Senior Secured Credit Facility                                      $  63,750        $  42,900
11-1/8% Senior Notes                                                  100,000          100,000
9-1/2% Senior Subordinated Notes                                      114,658          114,615
Capital lease obligation (Note L)                                       1,422               --
                                                                    ---------        ---------
                                                                      279,830          257,515
Less: Current maturities of long-term debt and capital leases          (3,361)          (1,292)
                                                                    ---------        ---------
                                                                    $ 276,469        $ 256,223
                                                                    =========        =========

On October 19, 1999, the Senior Secured Credit Facility was amended and restated to provide funds to finance a portion of the acquisitions of Varn and TPO. The Amended and Restated Senior Secured Credit Agreement is a $90,000 credit facility consisting of a five year $70,000 term loan and a $20,000 revolving line of credit with a group of banks. The revolving line of credit includes a $10,000 letter of credit subfacility ($530 of letters of credit were outstanding at December 31, 1999) and a $1,000 swingline loan subfacility. At December 31, 1999, interest on $5,500 was based on the bank's LIBOR rate plus 2.75% (8.92%). The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). At December 31, 1999, $13,970 was available under the Amended and Restated Senior Secured Credit Facility (calculated by applying the borrowing base test). The Amended and Restated Senior Secured Credit Facility requires a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. Interest on the term loan was based on the banks' base rate plus 1.75% (10.25% at December 31, 1999) or the LIBOR rate plus 2.75% (8.92% at December 31, 1999). At December 31, 1999, interest on $57,000 of the term loan was based on the LIBOR rate while $1,250 was based on the base rate. Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. The weighted average interest rate on the Amended and Restated Senior Secured Credit Facility for the year ended December 31, 1999 was 7.94%.

The Senior Secured Credit Facility was entered into on January 16, 1998 in conjunction with the change of control as described in Note A to replace the US Credit Agreement. The Senior Secured Credit Facility was a $60,000 credit facility consisting of a five year $40,000 term loan and a $20,000 revolving line of credit with a group of banks. On December 17, 1998, the Senior Secured Credit Facility was amended to add a new four year $10,000 term loan. Proceeds from the new term loan were used in conjunction with the acquisition of Rotec.

The weighted average interest rate on the Senior Secured Credit Facility and the US Credit Agreement for the years ended December 31, 1998 and 1997 was 7.77% and 8.61%, respectively.

Principal payments under the term loans are as follows: $3,297--2000; $8,792--2001; $13,189--2002; $13,189--2003; $13,189--2004, and $6,594 --2005 .

On March 18, 1998, the Company successfully completed a Consent Solicitation (the "Consent") with respect to its $100.0 million Senior Subordinated Notes which are due in 2005 (the "2005 Notes"). The Consent permitted the Company to issue $115.0 million of 9-1/2% Senior Subordinated Notes and $35.0 million of 12-1/4% Exchangeable Preferred Stock. The Consent also allowed the Company to assume a $140.0 million Bridge Loan (the "Bridge Loan") incurred by its majority shareholder in connection with the Acquisition, and affected certain other changes to the Indenture governing the 2005 Notes, including the elimination of the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company. As consideration for the Consent, the Company paid a Consent fee of $65 for every $1,000 of notes held. The proceeds from the issuance of the $115.0 million of 9-1/2% Senior Subordinated Notes and $35.0 million of 12-1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. Expenses associated with obtaining the Consent were approximately $1.0 million. As a result of the repayment of the Bridge Loan, $5.2 million of deferred financing fees and expenses were also written off as an extraordinary item.

Interest on the 11 1/8% Senior Notes due June 1, 2005 and the 9 -1/2% Senior Subordinated Notes due March 15, 2008 (the "Notes) is payable semi-annually.

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

E.       PREFERRED STOCK

     12-1/4% SENIOR EXCHANGEABLE PREFERRED STOCK

In connection with the Acquisition, the Company issued $35.0 million (face value) of 12-1/4% Exchangeable Preferred Stock (net of $2,014 of issuance costs and original issue discount). All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On or before March 15, 2003, the Company may, at its option, pay dividends in cash or in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, dividends may be paid in cash only. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all but not less than all of the shares of the Exchangeable Preferred Stock for the Company's 12-1/4% Subordinated Exchange Debentures Due 2010 (the "Exchange Debentures"). All dividends paid to date have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock.

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

     18% CONVERTIBLE CUMULATIVE PREFERRED STOCK

In connection with the acquisitions of Varn and TPO, the Company issued $38.5 million liquidation preference of 18% Convertible Cumulative Preferred Stock ("Preference Stock") with a mandatory redemption date of June 30, 2010. The Preference Stock ranks junior to the Company's 12-1/4 % Senior Exchangeable Preferred Stock and ranks senior to any subsequently issued preferred stock. All dividends are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Holders of the Preference Stock are entitled to receive an annual dividend rate of 18% plus approximately 24% of the aggregate value of each dividend (if any) declared and paid on the Company's common stock. If not paid quarterly in cash, annually, accumulated and unpaid dividends are to be added to the basis of the stock. In addition, a representative of one of the holders of the Preference Stock was elected to the board of directors of the Company.

At any time and from time to time prior to September 30, 2002, the Company may redeem shares of the Preference Stock, in whole or in part, at the option of the Company, for consideration equal to the Base Redemption Amount plus an early redemption premium which is based upon the liquidation preference of the stock. The Base Redemption Amount is an amount equal to up to 1,500 shares of Common Stock issuable upon the exercise of future warrants plus the greater of the liquidation preference of the Preference Stock or the value of 7,348.7 shares of the Company's Common Stock, as adjusted for dilutive issuances. The Company may at any time on or after September 30, 2002 redeem any or all of the shares of the Convertible Preference Stock for consideration equal to the Base Redemption Amount.

Upon the occurrence of a change of control and subject to the Holders of all of the Company's Senior Securities having exercised their right to be prepaid and/or to put their securities to the Company upon such Change of Control, each Holder of Preference Stock may require the Company to redeem, on or after the 92nd day after the prepayment or redemption of the Company's Senior Securities in whole, all or any part of such Holder's Preference Stock at 102% of the redemption price of such securities. The redemption price of the Preference Stock is the Base Redemption Amount described above.

If, on any Redemption Date which occurs after an initial public offering of the Company's Common Stock, the value of the Preference Stock as converted into Common Stock exceeds the liquidation preference of the Preference Stock, the Company may elect, in lieu of paying cash on the redemption of such Preference Stock, to convert some or all of the Preference Stock into 7,348.7 shares of the Company's Common Stock, as adjusted for dilutive issuances, subject to certain limitations.

F.       INCOME TAXES

Significant components of deferred tax assets (liabilities) as of December 31, 1999 and 1998 are as follows:

                                                         1999             1998
                                                       -------          -------
Domestic:
  Current:
    Accounts receivable reserves                       $   922          $   632
    Inventory reserves                                     793              727
    Other reserves                                         843              671
    AMT credit carryforward                                345              345
                                                       -------          -------

                                                         2,903            2,375
                                                       -------          -------

  Long-term:
    Depreciation                                        (3,880)          (3,431)
    Amortization                                        (4,883)          (3,431)
    Net operating loss carryforwards                     6,299            4,423
    Stock option compensation                            3,308            3,308
    Other postretirement benefits                          929              654
                                                       -------          -------

                                                         1,773            1,523
                                                       -------          -------

Total domestic deferred tax assets                       4,676            3,898
                                                       -------          -------

Foreign:
  Current:
    Inventories                                             28               48
    Other                                                  260              120
                                                       -------          -------

                                                           288              168
                                                       -------          -------

  Long-term:
    Plant and equipment                                 (1,054)          (1,368)
    Other                                                 (129)              15
                                                       -------          -------

                                                        (1,183)          (1,353)
                                                       -------          -------

Total foreign deferred tax liabilities                    (895)          (1,185)
                                                       -------          -------

Net deferred tax assets (liabilities)                  $ 3,781          $ 2,713
                                                       =======          =======

Income tax expense (benefit) consists of the following for the years ended December 31, 1999, 1998 and 1997:

                                       1999              1998              1997
                                     -------           -------           -------
Current:
  Domestic:
    Federal                          $                 $                 $
    State and local                      143               272               309
    Foreign                            2,492             1,315             1,396
                                     -------           -------           -------
                                       2,635             1,587             1,705
                                     -------           -------           -------
Deferred:
  Domestic:
    Federal                             (187)           (3,176)            3,366
    State and local                      (85)             (828)              495
    Foreign                             (342)             (315)              373
                                     -------           -------           -------
                                        (614)           (4,319)            4,234
                                     -------           -------           -------
                                     $ 2,021           $(2,732)          $ 5,939
                                     =======           =======           =======


The income tax (benefit) expense differs from the statutory rate for the years ended December 31, 1999, 1998 and 1997 as a result of the following:

                                                          1999           1998           1997
                                                        -------        -------        -------
(Benefit) provision at the federal statutory rate       $ 1,452        $(5,306)       $ 4,711
Foreign tax rate differential                               112            350            444
State and local taxes, net of federal
  income tax effect                                           3           (696)           689
Non-deductible expenses                                     491          3,122            117
Other                                                       (37)          (202)           (22)
                                                        -------        -------        -------
                                                        $ 2,021        $(2,732)       $ 5,939
                                                        =======        =======        =======

Income (loss) before income taxes includes $5,996, $2,850 and $5,809 of income from international operations for the years ended December 31, 1999, 1998 and 1997, respectively. Day has not provided deferred taxes on the undistributed earnings of foreign subsidiaries because the earnings are deemed permanently reinvested. The unrecognized deferred tax assets on these earnings is not considered material. The Company has domestic net operating loss carryforwards of approximately $23 million expiring through 2014.

G.       BUSINESS SEGMENTS

The Company produces precision engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry, fiber handling products for the textile industry and pressroom chemicals and automatic dampening systems for the printing industry.

Day's Image Transfer business designs, manufactures and markets high-quality printing blankets and sleeves used in the offset and flexographic printing industries. Day's Textile business manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Day's Varn subsidiary designs, manufactures and markets pressroom chemicals and automatic dampening systems used in the printing industry.

The accounting policies of the segments are the same as those described in Note B - Significant Accounting Policies. Segment performance is evaluated based on operating profit results compared to the annual operating plan. Intersegment sales and transfers are not material.

The Company manages the three segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies.

                                                            1999
                                                            ----
                                     IMAGE
                                    TRANSFER       TEXTILE          VARN          TOTALS
                                    --------       -------          ----          ------
Third party sales                   $148,283       $ 35,692       $ 14,443       $198,418
Operating profit                      41,054          1,208          1,453         43,715
Depreciation and amortization          3,762          1,316            161          5,239
Assets                                67,549         29,908         31,357        128,814
Capital expenditures                   4,832          1,104             --          5,936


                                                                    1998
                                                                    ----

                                                    IMAGE
                                                   TRANSFER       TEXTILE         TOTALS
                                                   --------       -------         ------
Third party sales                                  $139,666       $ 33,400       $173,066
Operating profit                                     35,376          3,346         38,722
Depreciation and amortization                         3,385          1,320          4,705
Assets                                               66,453         13,505         79,958
Capital expenditures                                  6,052          1,051          7,103

                                                                    1997
                                                                    ----
                                                    IMAGE
                                                   TRANSFER       TEXTILE         TOTALS
                                                   --------       -------         ------
Third party sales                                  $132,000       $ 34,285       $166,286
Operating profit                                     35,128          4,028         39,156
Depreciation and amortization                         3,076          1,320          4,396
Assets                                               57,446         15,445         72,891
Capital expenditures                                  4,055          1,069          5,124

  The following is a reconciliation of the items reported above to the amounts reported in the Consolidated Financial Statements:

                                                                 1999             1998             1997
                                                              ---------        ---------        ---------
Operating profit:
Segment operating profit                                      $  43,715        $  38,722        $  39,156
Non-recurring costs associated with Mexico                                          (309)
UK pension adjustment                                                                                 450
APB #16 depreciation and amortization                            (4,366)          (4,194)          (4,388)
Non allocated corporate expenses                                   (639)            (424)            (288)
Compensation related to stock option awards                                                          (308)
Compensation and related transaction costs                                       (18,018)
Amortization of intangibles                                      (3,821)          (2,565)          (3,315)
Amortization of inventory write-up to fair market value            (949)
Management fees                                                  (1,079)          (1,043)            (896)
                                                              ---------        ---------        ---------

         Total operating profit                               $  32,861        $  12,169        $  30,411
                                                              =========        =========        =========


Depreciation and amortization:
Segment depreciation and amortization                         $   5,239        $   4,705        $   4,396
Amortization of intangibles                                       3,821            2,565            3,315
APB #16 depreciation and amortization                             4,366            4,194            4,388
Amortization of inventory write-up to fair market value             949
Amortization of deferred financing fees                           2,370            2,024              966
                                                              ---------        ---------        ---------

         Total depreciation and amortization                  $  16,745        $  13,488        $  13,065
                                                              =========        =========        =========

Assets:
Segment assets                                                $ 128,814        $  79,958        $  72,891
APB # 16 Adjustment                                              12,635           12,311           13,365
Goodwill and other intangibles                                  178,088          157,799          136,722
Deferred tax assets                                               4,964            4,066            1,938
Cash and other assets at corporate offices                        7,003            3,274              611
                                                              ---------        ---------        ---------

         Total assets                                         $ 331,504        $ 257,408        $ 225,527
                                                              =========        =========        =========

Net sales for the years ended December 31, 1999, 1998 and 1997 and identifiable assets as of December 31, 1999, 1998 and 1997 by geographic area are as follows:

                                     1999              1998              1997
                                  ---------         ---------         ---------
NET SALES:
Domestic                           $118,901         $ 107,478         $ 101,319
Europe                               63,644            46,221            45,280
Other International                  24,985            24,450            25,243
Interarea                            (9,112)           (5,083)           (5,556)
                                  ---------         ---------         ---------
                                  $ 198,418         $ 173,066         $ 166,286
                                  =========         =========         =========

IDENTIFIABLE ASSETS:
Domestic                           $221,270         $ 196,201         $ 183,267
Europe                               86,892            50,489            30,871
Other International                  23,342            10,718            11,389
                                  ---------         ---------         ---------
                                  $ 331,504         $ 257,408         $ 225,527
                                  =========         =========         =========

Sales between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit.

H.       RELATED PARTY TRANSACTIONS

In accordance with a management services agreement, the Company is required to pay GSC Partners and SGCP, the controlling shareholders of Day, an annual management fee of $1.0 million plus expenses, payable semi-annually.

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

1998 STOCK OPTION PLAN

The Company adopted a new stock option plan (the "1998 Option Plan") following the completion of the Offerings. The 1998 Option Plan provides incentives to officers and other key employees of the Company that serve to align their interests with those of stockholders. Under the 1998 Option Plan, the Board is authorized to award four different types of non-qualified stock options: (i) service options, (ii) performance options, (iii) super performance options and
(iv) exit options. Under the 1998 Option Plan, unless otherwise provided by the Board, service options vest and become exercisable in five equal annual installments on each of the first five anniversaries of the date of grant; performance and super performance options vest and become exercisable in annual installments based on the achievement of annual EBITDA targets of the Company; and exit options vest and become exercisable based upon the internal rate of return of GSC Partners realized in connection with the disposition of its investment in the Company. Regardless of the satisfaction of any performance goals, performance options, super performance options and exit options fully vest and become exercisable on the ninth anniversary of the date of grant.

Initially, 7,885 shares of the Company's voting common stock were authorized for issuance under the 1998 Option Plan. In the event of certain changes in the Company's capital structure affecting the common stock, the Board of Directors may make appropriate adjustments in the number of shares then covered by options and, where applicable, the exercise price of options under the 1998 Option Plan.

As of December 31, 1999, 6,631 options have been granted under the 1998 Option Plan with an exercise price of $4,030. These options expire as follows: 6,281 expire in 2007 and 350 expire in 2008.

DAY STOCK OPTION PLAN

Certain employees hold options which were previously granted under the Day International Group, Inc. Stock Option Plan (the "Day Option Plan"). In connection with the Acquisition, all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options of $8,585 was recorded in 1998 and is included in other long-term liabilities at December 31, 1999 and 1998. As of December 31, 1999, 2,462.5 options have been granted under the Day Option Plan with an exercise price of $1,000 a share and 310 options have been granted with an exercise price of $1,200 a share. Also, the options expire as follows: 2,387.5 expire in 2005, 75 expire in 2006 and 310 expire in 2007.

The following table summarizes activity in the Company's stock option plans:

                                                              1999                         1998                         1997
                                                              ----                         ----                         ----
                                                                    EXERCISE                    EXERCISE                    EXERCISE
                                                      SHARES         PRICE         SHARES        PRICE          SHARES       PRICE
                                                      ------         -----         ------        -----          ------       -----
Outstanding at beginning
  of period                                          9,053.5                        2,915                       2,605       $1,000
Granted                                                  350         $4,030         6,281        $4,030           310       $1,200
Exercised                                                                          (142.5)       $1,000
Canceled
                                                     -------                      -------                       -----
Outstanding at end of  period                        9,403.5                      9,053.5                       2,915
                                                     =======                      =======                       =====
Exercisable at end of  period                        2,976.2                      2,772.5                       1,520
                                                     =======                      =======                       =====
Weighted-average fair  value
  of options granted during
  the year using the Black-Scholes
  options-pricing model                                              $1,860                      $1,860                     $1,548
                                                                     ======                      ======                     ======
Weighted-average assumptions used for grants:
  Expected dividend yield                                                 0%                          0%                         0%
  Expected life of options                                           9 years                     9 years                    9 years
  Risk-free interest rate                                                 7%                          7%                         7%

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Had compensation costs been determined based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings would have been reduced by $1,396 in 1999, $457 in 1998 and $255 in 1997.

Also, warrants to purchase up to 74 shares of Common Stock that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof were granted in 1998 to one of the Board members as compensation for services as a director. Had compensation costs been determined based on the fair value method of SFAS No. 123, the Company's net earnings would have been reduced by $21 in 1999 and $40 in 1998.

In January 2000, additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share were granted to each of two Board members for their services. These warrants also vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof.

J.       RETIREMENT PLANS

The Company has non-contributory defined benefit plans covering certain associates of its foreign subsidiaries. Benefits under these plans are based primarily on years of service and qualifying compensation during the final years of employment. Plan assets include marketable equity securities. The Company's funding policy complies with the requirements of local laws and regulations.

In conjunction with the TPO acquisition, the Company entered into a Promise to Pay agreement with Armstrong for the unfunded pension obligation of TPO's Germany subsidiary in which Armstrong agreed to pay the portion of any pension obligations which the associates earned prior to the date of the acquisition. At December 31, 1999, a receivable of $1.2 million has been recorded for the estimated portion of the pension obligation that is Armstrong's responsibility.

Day also sponsors defined contribution plans for certain of its associates, which provide for Company contributions of a specified percentage of each associate's total compensation.

The funded status of the Company's defined benefit plans at December 31, 1999 and 1998 is as follows:

                                                               1999            1998
                                                             --------        --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                      $ 13,335        $ 11,355
Service cost                                                      688             570
Interest cost                                                     749             756
Acquisitions                                                    2,778              --
Plan participant contributions                                    248             247
Actuarial (gains) losses                                         (328)          1,699
Benefits paid                                                    (698)         (1,411)
Foreign currency exchange impact                                 (602)            119
                                                             --------        --------
Benefit obligation at end of year                              16,170          13,335
                                                             --------        --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at the beginning of the year         11,608          10,894
Actual return on plan assets                                    2,928           1,447
Employer contribution                                             495             371
Plan participant contributions                                    248             247
Benefits paid                                                    (691)         (1,409)
Foreign currency exchange impact                                 (315)             58
                                                             --------        --------
Fair value of plan assets at end of year                       14,273          11,608
                                                             --------        --------

Funded status                                                  (1,897)         (1,727)
  Unrecognized net actuarial (gain) loss                          171           1,333
                                                             --------        --------
(Accrued) pension costs                                      $ (1,726)       $   (394)
                                                             ========        ========

The projected benefit obligation was determined using an assumed discount rate of 6.0% and 5.5% in 1999 and 1998, respectively, and an assumed long-term rate of increase in compensation of 4.5% in 1999 and 4% in 1998. The assumed long-term rate of return on plan assets was 8.0% in 1999 and 8.0% in 1998.

A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                            1999           1998           1997
                                          -------        -------        -------
Defined benefit plans:
  Service cost                            $   688        $   570        $   506
  Interest cost                               749            756            728
  Expected return on plan assets             (890)          (948)          (890)
  Net amortization                              8              8              8
                                          -------        -------        -------
Net periodic pension cost                     555            386            352
Defined contribution plans                  1,253          1,174          1,458
                                          -------        -------        -------
Total pension expense                     $ 1,808        $ 1,560        $ 1,810
                                          =======        =======        =======

K.       OTHER POSTRETIREMENT BENEFITS

Day provides certain contributory postretirement health care and life insurance benefits for certain U.S. associates. Those associates may become eligible for these postretirement benefits if they retire on or after age 55 with at least ten years of service.

The status of Day's plan at December 31, 1999 and 1998, which is unfunded, is as follows:

                                                         1999             1998
                                                       -------          -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                $ 5,229          $ 4,571
Service cost                                               378              381
Interest cost                                              409              327
Actuarial losses                                           (97)             168
Liability recognized - TPO acquisition                     538               --
Benefits paid                                              (85)            (218)
                                                       -------          -------
Benefit obligation at end of year                        6,372            5,229

  Unrecognized net actuarial gain (loss)                    92               (7)
                                                       -------          -------

Accrued postretirement benefit obligation              $ 6,464          $ 5,222
                                                       =======          =======

The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost rate trend) is assumed to be 8.0% and decreasing gradually to 5.0% in 2006 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $1,159 at December 31, 1999 and the interest and service cost would have been $169 higher for the year ended December 31, 1999. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $919 at December 31, 1999 and the interest and service cost would have been $132 lower for the year ended December 31, 1999.

A discount rate of 7.5% and 6.5% was used in determining the accumulated obligation as of December 31, 1999 and 1998, respectively.

Net periodic postretirement benefit costs include the following components for the years ended December 31, 1999, 1998 and 1997:

                                                      1999       1998       1997
                                                      ----       ----       ----
Service cost                                          $378       $381       $386
Interest cost                                          409        327        315
Actuarial loss recognized                                2         --         --
                                                      ----       ----       ----
Net periodic postretirement benefit costs             $789       $708       $701
                                                      ====       ====       ====

L.       LEASE COMMITMENTS AND CONTINGENCIES

In conjunction with the Varn acquisition, the Company assumed a capital lease on a building in Germany. Property under this capital lease is included in property, plant and equipment at December 31, 1999 as follows:

                 Land and buildings                                     $ 1,431
                 Less - Accumulated depreciation                            (37)
                                                                        -------
                                                                        $ 1,394
                                                                        =======

The following is a schedule by year of future annual minimum lease payments under capital leases as of December 31, 1999:

                  2000                                                   $   162
                  2001                                                       162
                  2002                                                       162
                  2003                                                       162
                  Thereafter                                               1,568
                                                                         -------
                                                                           2,216
                     Less- Amount representing interest                     (794)
                                                                         -------

                  Present value of minimum lease
                     payments (including current portion of $64)         $ 1,422
                                                                         =======


The Company also leases certain warehouses, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 1999, 1998 and 1997 was $962, $802 and $780, respectively. At December 31, 1999, future minimum lease commitments for noncancelable operating leases are:

         2000                                                            $ 1,495
         2001                                                              1,276
         2002                                                              1,017
         2003                                                                766
         2004                                                                723
         Thereafter                                                        1,321
                                                                         -------
                  Total                                                  $ 6,598
                                                                         =======

There are currently no environmental claims against the Company for the costs of environmental remediation measures taken or to be taken. The Company is operating under a consent decree related to its Michigan manufacturing facility for environmental matters that occurred prior to the acquisition by American Industrial Partners in 1995. Independent environmental consultants have assessed the environmental matters. Based on this assessment and management's best estimates of the liability associated with these matters, reserves for such liabilities have been established and no insurance recoveries have been anticipated in determining the reserves. The Company's previous parent and its parent, M.A. Hanna, have agreed to indemnify the Company for certain costs associated with these matters. At December 31, 1999, a $647 indemnification receivable is recorded. Management believes that this receivable is fully realizable. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the operations, financial position or cash flows of the Company.

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

In January 2000, the Company received a Notice of Assessment from the Ohio Department of Taxation for approximately $16.0 million relating to the 1995 Ohio Franchise Tax. In February 2000, the Company filed a Petition for Reassessment. The Company believes, based on consultation with legal counsel and outside tax experts that it will ultimately prevail in this case. Should the Ohio Department of Taxation ultimately prevail, the Company believes it is fully indemnified by M.A. Hanna for this tax obligation. As a result, no provision has been recorded in the financial statements for this contingency.

M.       SUPPLEMENTAL CONSOLIDATING INFORMATION

As described in Note A, in April 1995, the Company issued $100,000 of 11-1/8% Senior Notes in conjunction with the purchase of Day International, Inc., ("Day") from M.A. Hanna and in March 1998, the Company issued $115,000 of
9-1/2% Senior Subordinated Notes in conjunction with the acquisition of the Company by GSC Partners (collectively, the "Notes"). As a result of the 1995 acquisition, Day International, Inc. ("Day International" or "Guarantor") became a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of Day International and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non guarantor subsidiaries. In 1996, intercompany notes were put in place through a dividend which effectively transfers the interest expense from Day International Group, Inc. to Day International, Inc. The following are the supplemental consolidated condensed balance sheets as of December 31, 1999 and 1998, the supplemental consolidated condensed statements of operations and cash flows for the years ended December 31, 1999, 1998 and 1997 with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1999

                                                                DAY
                                               DAY            INTER-
                                             INTER-          NATIONAL           NON
                                            NATIONAL           INC.          GUARANTOR
                                           GROUP, INC.      (GUARANTOR)     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                           -----------      -----------     ------------     ------------     ------------
ASSETS
Cash and cash equivalents                  $     377        $  (1,773)       $   1,904                         $     508
Accounts receivable -- net                                     17,605           17,635                            35,240
Inventories                                                    19,879           12,952                            32,831
Other assets                                                    3,775            3,056                             6,831
                                           ---------        ---------        ---------        ---------        ---------
         TOTAL CURRENT ASSETS                    377           39,486           35,547               --           75,410
Intercompany                                 278,408               --                         $(278,408)              --
Property, plant and equipment -- net                           48,763           20,976                            69,739
Investment in subsidiaries                   (50,978)          35,395                            15,583               --
Intangible and other assets                                   166,306           20,049                           186,355
                                           ---------        ---------        ---------        ---------        ---------
         TOTAL ASSETS                      $ 227,807        $ 289,950        $  76,572        $(262,825)       $ 331,504
                                           =========        =========        =========        =========        =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                            $   5,762        $   3,141        $                $   8,903
Current maturities of long-term debt       $   3,297                                64                             3,361
Accrued associate related costs and
  other expenses                               4,631           13,159           11,696                            29,486
                                           ---------        ---------        ---------        ---------        ---------
         TOTAL CURRENT LIABILITIES             7,928           18,921           14,901                            41,750
Intercompany                                 (52,374)         315,700           14,295         (277,621)              --
Long-term and subordinated long-term
  debt                                       275,111                             1,358                           276,469
Other long-term liabilities                                    14,704            6,553                            21,257
Exchangeable Preferred Stock                  41,745                                                              41,745
Total stockholders' equity (Deficit)         (44,603)         (59,375)          39,465           14,796          (49,717)
                                           ---------        ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                         $ 227,807        $ 289,950        $  76,572        $(262,825)       $ 331,504
                                           =========        =========        =========        =========        =========

                          DAY INTERNATIONAL GROUP, INC.

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1998

                                                                DAY
                                               DAY            INTER-
                                             INTER-          NATIONAL           NON
                                            NATIONAL           INC.          GUARANTOR
                                           GROUP, INC.      (GUARANTOR)     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                           -----------      -----------     ------------     ------------     ------------
ASSETS
Cash and cash equivalents                  $   3,256        $    (955)       $   2,461                         $   4,762
Accounts receivable -- net                                     10,147            8,483                            18,630
Inventories                                                    11,450            7,729                            19,179
Other assets                                                    2,527            1,283                             3,810
                                           ---------        ---------        ---------        ---------        ---------
         TOTAL CURRENT ASSETS                  3,256           23,169           19,956               --           46,381
Intercompany                                 253,367               --                         $(253,367)              --
Property, plant and equipment -- net                           36,812           13,493                            50,305
Investment in subsidiaries                   (52,370)          28,561                            23,809               --
Intangible and other assets                                   142,819           17,903                           160,722
                                           ---------        ---------        ---------        ---------        ---------
         TOTAL ASSETS                      $ 204,253        $ 231,361        $  51,352        $(229,558)       $ 257,408
                                           =========        =========        =========        =========        =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                            $   2,702        $   3,337        $    (134)       $   5,905
Current maturities of long-term debt       $   1,292                                                               1,292
Accrued associate related costs and
  other expenses                           $   4,336            9,261            6,881                            20,478
                                           ---------        ---------        ---------        ---------        ---------
         TOTAL CURRENT LIABILITIES             5,628           11,963           10,218             (134)          27,675
Intercompany                                 (15,082)         255,984           12,331         (253,233)              --
Long-term and subordinated long-term
  debt                                       256,223                                                             256,223
Other long-term liabilities                                    14,187            2,979                            17,166
Exchangeable Preferred Stock                  36,627                                                              36,627
Total stockholders' equity (Deficit)         (79,143)         (50,773)          25,824           23,809          (80,283)
                                           ---------        ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                         $ 204,253        $ 231,361        $  51,352        $(229,558)       $ 257,408
                                           =========        =========        =========        =========        =========

                          DAY INTERNATIONAL GROUP, INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                                DAY
                                               DAY            INTER-
                                             INTER-          NATIONAL           NON
                                            NATIONAL           INC.          GUARANTOR
                                           GROUP, INC.      (GUARANTOR)     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                           -----------      -----------     ------------    ------------     ------------
Net sales                                  $      --        $ 135,868        $  62,550       $      --        $ 198,418
Cost of goods sold                                             81,600           41,736                          123,336
                                           ---------        ---------        ---------       ---------        ---------
         Gross profit                             --           54,268           20,814              --           75,082
Selling, general and administrative               14           23,519           12,427                           35,960
Restructuring costs                                                              1,361                            1,361
Amortization of intangibles                                     3,776               45                            3,821
Management fees                                                 1,079                                             1,079
                                           ---------        ---------        ---------       ---------        ---------
         Operating income (loss)                 (14)          25,894            6,981              --           32,861
Other expenses (income):
Equity in (earnings) of subsidiaries          (1,391)          (3,556)                           4,947               --
Interest expense                                               28,085                                            28,085
Other (income) expense                           (18)            (753)           1,275                              504
                                           ---------        ---------        ---------       ---------        ---------
         Income before income taxes
             and extraordinary items           1,395            2,118            5,706          (4,947)           4,272
Income taxes (benefit)                             1             (130)           2,150                            2,021
                                           ---------        ---------        ---------       ---------        ---------
         Income (loss) before
             extraordinary items               1,394            2,248            3,556          (4,947)           2,251
Extraordinary losses on early
    extinguishment of debt                        --              857               --              --              857
                                           ---------        ---------        ---------       ---------        ---------
         Net income                        $   1,394        $   1,391        $   3,556       $  (4,947)       $   1,394
                                           =========        =========        =========       =========        =========

                          DAY INTERNATIONAL GROUP, INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                                      DAY
                                                     DAY            INTER-
                                                   INTER-          NATIONAL           NON
                                                  NATIONAL           INC.          GUARANTOR
                                                 GROUP, INC.      (GUARANTOR)     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 -----------      -----------     ------------     ------------     ------------
Net sales                                        $      --        $ 130,850        $  42,216        $      --        $ 173,066
Cost of goods sold                                                   80,207           29,948                           110,155
                                                 ---------        ---------        ---------        ---------        ---------
         Gross profit                                   --           50,643           12,268               --           62,911
Selling, general and administrative                      6           21,335            7,775                            29,116
Compensation and related transaction costs                           18,018                                             18,018
Amortization of intangibles                                           2,520               45                             2,565
Management fees                                                       1,043                                              1,043
                                                 ---------        ---------        ---------        ---------        ---------
         Operating income                               (6)           7,727            4,448               --           12,169
Other expenses (income):
Equity in (earnings) loss of subsidiaries           11,573           (1,441)                          (10,132)              --
Interest expense                                     2,797           24,673                                             27,470
Other (income) expense                                 (54)          (1,880)           2,240                               306
                                                 ---------        ---------        ---------        ---------        ---------
         Income (loss) before income taxes
                and extraordinary items            (14,322)         (13,625)           2,208           10,132          (15,607)
Income taxes (benefit)                              (1,019)          (2,480)             767                            (2,732)
                                                 ---------        ---------        ---------        ---------        ---------
             Income (loss) before
             extraordinary items                   (13,303)         (11,145)           1,441           10,132          (12,875)
Extraordinary losses on early
       extinguishment of debt                        3,124              428               --               --            3,552
                                                 ---------        ---------        ---------        ---------        ---------
         Net income (loss)                       $ (16,427)       $ (11,573)       $   1,441        $  10,132        $ (16,427)
                                                 =========        =========        =========        =========        =========

                          DAY INTERNATIONAL GROUP, INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997

                                                                         DAY
                                                         DAY           INTER-
                                                       INTER-         NATIONAL        NON
                                                      NATIONAL          INC.       GUARANTOR
                                                     GROUP, INC.    (GUARANTOR)   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                     -----------    -----------   ------------  ------------   ------------
Net sales                                             $    --        $124,422       $41,864      $      --       $166,286
Cost of goods sold                                                     74,846        28,189                       103,035
                                                      -------        --------       -------      ---------       --------
         Gross profit                                      --          49,576        13,675             --         63,251
Selling, general and administrative                        50          20,741         7,838                        28,629
Amortization of intangibles                                             3,270            45                         3,315
Management fees                                                           896                                         896
                                                      -------        --------       -------      ---------       --------
         Operating income                                 (50)         24,669         5,792             --         30,411
Other expenses (income):
Equity in earnings of subsidiaries                     (7,926)         (3,760)                      11,686             --
Interest expense                                           --          15,605           321                        15,926
Other (income) expense                                    (35)            489           175             --            629
                                                      -------        --------       -------      ---------       --------
         Income before income taxes                     7,911          12,335         5,296        (11,686)        13,856
Income taxes                                               (6)          4,409         1,536                         5,939
                                                      -------        --------       -------      ---------       --------
         Net income                                   $ 7,917        $  7,926       $ 3,760      $ (11,686)      $  7,917
                                                      =======        ========       =======      =========       ========

                          DAY INTERNATIONAL GROUP, INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                                          DAY
                                                          DAY           INTER-
                                                        INTER-         NATIONAL           NON
                                                       NATIONAL          INC.          GUARANTOR
                                                      GROUP, INC.     (GUARANTOR)     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                      -----------     -----------     ------------    ------------   ------------
Operating Activities:
Net income (loss)                                      $  1,394        $  1,391        $  3,556        $ (4,947)      $  1,394
  Adjustments to reconcile net
    income (loss) to net cash provided by
    (used in) operating activities:
  Extraordinary loss on early
     extinguishment of debt                                 871                                                            871
  Depreciation and amortization                                          14,027           2,718                         16,745
  Equity in (earnings) of subsidiaries                   (1,391)         (3,556)                          4,947             --
  Deferred income taxes and other                                           (65)           (611)                          (676)
  Changes in operating assets and liabilities               296            (421)            452                            327
                                                       --------        --------        --------        --------       --------
Net cash provided by (used in)
  operating activities                                    1,170          11,376           6,115                         18,661
Investing activities:
Cash paid for acquisition                               (74,039)                                                       (74,039)
Capital expenditures                                                     (3,762)         (2,174)                        (5,936)
                                                       --------        --------        --------        --------       --------
Net cash used in investing activities                   (74,039)         (3,762)         (2,174)             --        (79,975)
Financing Activities:
Proceeds from issuance of  convertible
   preferred stock                                       38,264                                                         38,264
Proceeds from issuance of term loans                     24,469                                                         24,469
Payment of deferred financing fees                       (1,639)                                                        (1,639)
Net payments on credit facilities                        (3,515)                                                        (3,515)
                                                       --------        --------        --------        --------       --------
Net cash provided by (used in)
   financing activities                                  57,579              --              --              --         57,579
Intercompany transfers and dividends                     12,411          (8,432)         (3,979)             --             --
Effects of exchange rates on cash                                                          (519)                          (519)
                                                       --------        --------        --------        --------       --------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                                       (2,879)           (818)           (557)             --         (4,254)
Cash and cash equivalents at beginning of period          3,256            (955)          2,461                          4,762
                                                       --------        --------        --------        --------       --------
Cash and cash equivalents at end of period             $    377        $ (1,773)       $  1,904        $     --       $    508
                                                       ========        ========        ========        ========       ========

                          DAY INTERNATIONAL GROUP, INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                         DAY         DAY INTER-
                                                       INTER-         NATIONAL           NON
                                                      NATIONAL          INC.          GUARANTOR
                                                     GROUP, INC.     (GUARANTOR)     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ---------       ---------       ---------       ---------       ---------
Operating Activities:
Net income (loss)                                     $ (16,427)      $ (11,573)      $   1,441       $  10,132       $ (16,427)
  Adjustments to reconcile net
    income (loss) to net cash provided by
    (used in) operating activities:
  Extraordinary loss on early
   extinguishment of debt                                 3,124             428                                           3,552
  Depreciation and amortization                                          11,817           1,671                          13,488
  Non-cash charge related to stock
    option awards                                                         8,585                                           8,585
  Equity in (earnings) loss of subsidiaries              11,573          (1,441)                        (10,132)             --
  Deferred income taxes and other                                        (3,772)                                         (3,772)
  Changes in operating assets and
    liabilities                                           3,346            (125)            775              (9)          3,987
                                                      ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
  operating activities                                    1,616           3,919           3,887              (9)          9,413
Investing activities:
Cash paid for acquisition                                                (4,007)        (15,376)                        (19,383)
Capital expenditures                                                     (5,015)         (2,088)                         (7,103)
                                                      ---------       ---------       ---------       ---------       ---------
Net cash used in investing activities                        --          (9,022)        (17,464)             --         (26,486)
Financing Activities:
Proceeds from issuance of 2008 notes                    111,134                                                         111,134
Proceeds from issuance of exchangeable
    preferred stock                                      32,986                                                          32,986
Proceeds from issuance of term loans                     50,000                              --                          50,000
Proceeds from issuance common stock                       9,731                                                           9,731
Contributions from shareholders                           4,573                                                           4,573
Repayment of existing credit facility                   (30,000)                           (902)                        (30,902)
Repayment of bridge loan                               (140,000)                                                       (140,000)
Payment of consent fee                                   (6,500)                                                         (6,500)
Payment of deferred financing fees                       (3,119)                                                         (3,119)
Net payments on credit facilities                        (7,100)                                                         (7,100)
                                                      ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
   financing activities                                  21,705              --            (902)             --          20,803
Intercompany transfers and dividends                    (20,661)          4,468          16,184               9              --
Effects of exchange rates on cash                                                           252                             252
                                                      ---------       ---------       ---------       ---------       ---------
Cash and Cash Equivalents:
Net increase (decrease) in cash and
     cash equivalents                                     2,660            (635)          1,957              --           3,982
Cash and cash equivalents at beginning of period            596            (320)            504                             780
                                                      ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period            $   3,256       $    (955)      $   2,461       $      --       $   4,762
                                                      =========       =========       =========       =========       =========

                          DAY INTERNATIONAL GROUP, INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

                                                              DAY
                                               DAY          INTER-
                                             INTER-        NATIONAL         NON
                                            NATIONAL         INC.        GUARANTOR
                                           GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -----------    -----------   ------------   ------------   ------------
Operating Activities:
Net income                                  $  7,917       $  7,926       $  3,760       $(11,686)      $  7,917
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                            11,464          1,601                        13,065
    Non-cash charge related to stock
         option awards                           308                                                         308
    Equity in earnings of subsidiaries        (7,926)        (3,760)                       11,686             --
    Deferred income taxes and other                           3,710           (182)                        3,528
    Change in operating assets and
      liabilities                                (78)        (3,693)        (1,276)          (100)        (5,147)
                                            --------       --------       --------       --------       --------
Net cash provided by (used in)
  operating activities                           221         15,647          3,903           (100)        19,671
Investing activities:
  Cash paid for David M.                                       1,513                                        1,513
  Capital expenditures                                       (3,627)        (1,497)                       (5,124)
  Other                                                       1,107                                        1,107
                                            --------       --------       --------       --------       --------
Net cash used in investing activities             --         (1,007)        (1,497)            --         (2,504)
Financing activities:
  Sale of common shares                          120                                                         120
  Purchase of common shares
  Net payments on credit facilities          (18,500)                       (3,321)                      (21,821)
                                            --------       --------       --------       --------       --------
Net cash used in financing activities        (18,380)            --         (3,321)            --        (21,701)
Intercompany transfers and dividends          15,998        (14,234)        (1,864)           100             --
Effects of exchange rates on cash                                             (119)                         (119)
                                            --------       --------       --------       --------       --------
Cash and Cash Equivalents:
  Net increase (decrease) in cash and
    cash equivalents                          (2,161)           406         (2,898)            --         (4,653)
  Cash and cash equivalents at
    beginning of period                        2,757           (726)         3,402                         5,433
                                            --------       --------       --------       --------       --------
  Cash and cash equivalents at end
    of period                               $    596       $   (320)      $    504       $     --       $    780
                                            ========       ========       ========       ========       ========

N.       RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" as amended by Statement of Financial Accounting Standards No. 137. Under the Statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivatives fair value will be recognized currently in earnings unless specific hedge criteria are met.

Day will be required to adopt this standard for its fiscal 2001 financial statements. Based on current hedging activities, Day does not anticipate this standard to have a material effect on its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In connection with the audit of the Company's financial statements for the year ended December 31, 1999, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and a brief account of the business experience of each person who is a director or executive officer of the Company. In March 2000, Messrs. Raymond, Crosetto and Kaufman were elected as directors and Ms. Christine K. Vanden Beukel resigned as a director.

NAME                                     AGE                               POSITION
----                                     ---                               --------
Alfred C. Eckert III                      52         Chairman of the Board
Dennis R. Wolters                         53         Chief Executive Officer, President and Director
David B. Freimuth                         47         Senior Vice President, General Manager, Textiles
Thomas J. Koenig                          39         Vice President and Chief Financial Officer
John R. Elia                              52         Vice President, Operations, Image Transfer
William B. Branson                        41         Vice President, Sales and Marketing, Textiles
Michael E. McLean                         50         Vice President, Technology, Planning and New
                                                     Product Development, Image Transfer
Dermot Healy                              45         Managing Director, Europe
Michael P. Neroni                         35         National Sales Director, Image Transfer
Dwaine R. Brooks                          57         Vice President, Human Resources and Assistant
                                                     Secretary
Thomas Tymon                              48         Vice President, Operations, Textiles
Steven Wilson                             47         President, Varn
Carl J. Crosetto                          51         Director
William C. Ferguson                       70         Director
Matthew C. Kaufman                        29         Director
Colin Raymond                             29         Director


Alfred C. Eckert III is the Chairman and Chief Executive Officer of GSC Partners, which he founded in 1994. He is a director of Eastgate Group Limited, IPC Magazines and McKesson HBOC, Inc.

Dennis R. Wolters has been the Chief Executive Officer of the Company since the AIP Acquisition in June 1995, and the President of the Company since 1990. He joined the Company in 1983 as Director of Business Development and has served in a number of positions with the Company since that time. Mr. Wolters was named Executive Vice President of Image Transfer in 1986 and President of Image Transfer in 1989.

David B. Freimuth was named Senior Vice President, General Manager, Textiles in October 1999. From 1995 through September 1999 he was Vice President, Chief Financial Officer. He was named Controller of the Company in 1987. He joined the Company in 1974.

Thomas J. Koenig was named Vice President and Chief Financial Officer in October 1999. From 1995 through September 1999 he was Controller/Director of Accounting. Prior to joining Day in 1995, he was with Deloitte & Touche LLP for 13 years, most recently as a Senior Manager.

John R. Elia was named Vice President of Operations for Image Transfer in 1995. Mr. Elia also heads the quality improvement process and was the technical leader on ISO 9002 Certification. From 1992 to 1995 he was Vice President of Manufacturing for Image Transfer. Mr. Elia was director of Textile Manufacturing from 1990 until 1992.

William B. Branson was named Vice President, Sales and Marketing, Textiles in October 1999. From 1996 to 1999 he was Vice President, General Manager, Textiles. He previously held the position of Director, Sales and Marketing, Image Transfer Products Division, Europe. From 1989 to 1995 he was responsible for worldwide marketing, Image Transfer, in addition to being the Sales Manager for Latin America and the Pacific Rim.

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

Dwaine R. Brooks was named Vice President, Human Resources in October 1999. He was Director Human Resources for the Company's worldwide operations from 1990 through 1999. Previously, he was the Manager of Human Resources for the Asheville facility.

Thomas Tymon was named Vice President, Operations, Textiles in October 1999. Armstrong World Industries, Inc. previously employed Mr. Tymon since 1976. Most recently Mr. Tymon was Vice President for the Western Hemisphere of Armstrong TPO. Prior to this, he had served as an R & D manager, a Worldwide Textile Technology manager and as a Business Unit manager for Armstrong World Industries, Inc.

Steven Wilson was named President, Varn International in December 1999. Previously, Mr. Wilson served as Group Director Worldwide Sales and Marketing, and Group General Manager of Operations for Associated Spring, a business unit of Barnes Group, Inc. From 1993 through 1996, Mr. Wilson was a Division President of TransTechnology Corporation. Mr. Wilson was an Operations Manager for TRW Inc. from 1988 through 1993, and from 1986 through 1988, he was a TRW Division Controller.

Carl J. Crosetto is Executive Vice President and member of the Office of the Chairman of Bowne & Co., Inc. since December 1998. In January 2000, he was appointed to the Board of Directors of Bowne. Previously he had been Senior Vice President and Director of Sales. In 1989 he was named President of Bowne International. Mr. Crosetto joined Bowne in 1973 and held various sales related positions from 1973 to 1989. Mr. Crosetto is current member of the board of directors of SpeedFlex Asia Limited

William C. Ferguson retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. From 1987 to 1989, Mr. Ferguson was Vice Chairman, then President and Chief Executive Officer of NYNEX. Prior to that, from 1971 to 1983, Mr. Ferguson held a number of executive positions with New York Telephone and Michigan Bell. Mr. Ferguson is also a director of Best Foods Corporation, Corn Products International and Eircom.

Matthew C. Kaufman joined GSC Partners in 1997. Mr. Kaufman was previously Director of Corporate Finance with NextWave Telecom, Inc. Prior to NextWave, he was with The Blackstone Group, in Merchant Banking and Mergers & Acquisitions departments. Mr. Kaufman graduated with Highest Distinction with a B.B.A. and M.A.C.C from the University of Michigan.

Colin F. Raymond is a Partner with Soros Private Equity Partners ("SPEP") in New York. He has been with SPEP since May 1999. Prior to joining SPEP, Mr. Raymond was a member of the Merchant Banking division of Morgan Stanley in New York from 1996 to 1999. For the four years prior to Morgan Stanley, Mr. Raymond was with Wolfensohn & Co. and with J.P. Morgan & Co. in their corporate finance and mergers and acquisitions groups. Mr. Raymond is a current member of the board of directors for ARM Financial Group, Inc., CrossWorlds Software, Inc., C.S. Aviation Inc., Onvoy, Inc. and PointOne Telecommunications, Inc. He previously served on the board of directors for Consolidated Hydro, Inc., Somerset Energy Inc. and Union Drilling Inc.

As compensation for his services as director, in 1998, Mr. Ferguson has received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. On January 18, 2000, Mr. Ferguson has received additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. As compensation for his services as director, Mr. Crosetto also received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share on January 18, 2000 that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. None of the other directors will receive any compensation for their services as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for 1999, 1998, and 1997 for Mr. Wolters and the four other most highly compensated officers of the Company at the end of 1999.

                                                                      LONG TERM COMPENSATION
                                                                      ----------------------
                                                                        AWARDS       PAYOUTS
                                             ANNUAL                     ------       -------
                                          COMPENSATION                SECURITIES
NAME AND                                  ------------                UNDERLYING      LTIP              ALL OTHER
PRINCIPAL POSITION       YEAR        SALARY          BONUS            OPTIONS(#)   PAYOUTS(a)         COMPENSATION
------------------       ----        ------          -----            ----------   ----------         ------------
Dennis R. Wolters,       1999      $  215,000      $   80,000               0      $       --         $   26,662
  President and          1998         200,000         191,410           2,850              --          5,084,715(c)
  Chief Executive        1997         193,333         221,436               0          20,534            242,501(d)
  Officer

David B. Freimuth,       1999         120,750          22,000               0              --              5,673
  Vice President         1998         105,000          50,371             780              --          2,537,727(c)
                         1997         101,667          58,615             110           6,703            166,355(d)

William B. Branson,      1999          97,700           8,600               0              --             85,984(b)
  Vice President         1998          94,000          28,947             270              --            103,370(c)
                         1997          90,500          45,465               0           6,703            222,798(d)

Michael E. McLean,       1999          95,500          22,080               0              --             57,028(b)
  Vice President         1998          91,000          44,124             385              --             11,680
                         1997          89,000          47,750               0           6,703            172,643(d)

John R. Elia,            1999          92,740          22,080               0              --             52,226(b)
 Vice President          1998          88,000          51,091             355              --              8,108
                         1997          86,000          54,338               0           7,679            166,894(d)

(a) Represents compensation received under a Hanna long-term incentive plan. The Company has replaced the Hanna long-term incentive plan with a stock option program.

(b) Includes principally the completion bonus as a result of the GSC Partners Acquisition. See "Certain Relationships and Related Transactions".

(c) Includes principally the Executive Incentive Bonus Arrangements as a result of the GSC Partners Acquisition. See "Certain Relationships and Related Transactions".

(d) Includes principally the balance of sales fulfillment incentive fees as a result of the AIP Acquisition.

There were no options to purchase common stock granted in 1999 for Mr. Wolters and the four other most highly compensated officers of the Company at the end of 1999.

                            FY-END OPTION/SAR VALUES

                                                       NUMBER
                                                   OF SECURITIES      VALUE OF
                                                     UNDERLYING     UNEXERCISED
                                                    UNEXERCISED     IN-THE-MONEY
                                                    OPTIONS/SARs    OPTIONS/SARs
                                                    AT FY-END(#)    AT FY-END($)
                                                    ------------    ------------
                                                    EXERCISABLE/    EXERCISABLE/
                                                       UNEXER-        UNEXER-
NAME                                                   CISABLE       CISABLE(1)
----                                                   -------       ----------
Dennis R. Wolters                                      1,290/       $ 3,636,000/
                                                       2,760        $        --

David B. Freimuth                                        335/       $   917,300/
                                                         755        $        --

William B. Branson                                     121.5/       $   340,875/
                                                         261        $        --

Michael E. McLean                                        212/       $   606,000/
                                                         373        $        --

John R. Elia                                             211/       $   606,000/
                                                         344        $        --

(1) Based upon estimated fair market value of the shares less the exercise price.

EMPLOYMENT AGREEMENTS

Each of Messrs. Wolters and Freimuth is a party to an employment agreement with the Company, having a term of five years from the Acquisition Closing Date, subject to annual renewals thereafter unless notice of non-renewal is given. Under the employment agreements, each of Messrs. Wolters and Freimuth receives annual base salaries of $200,000 and $105,000, respectively (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $200,000 and $55,000, respectively. The agreements also contain certain non-competition and non-solicitation provisions. Subject to certain exceptions, in the event that the executive is actually or constructively terminated under the employment agreement by the Company without cause, each employment agreement provides that the executive is entitled to receive the following compensation: (i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, (iii) (a) in the event of a termination on or after the first anniversary of the Acquisition Closing Date but before the end of the 5-year term of the agreement, a lump sum equal to two times the executive's base salary and annual incentive bonus target and (b) in the event of a termination on or after the end of the 5-year term of the agreement, a lump sum equal to one times base salary and annual incentive bonus target and (iv) continuation of benefits and perquisites for one year following termination. As described in Item 1--"Business " and Item 13--"Certain Relationships and Related Transactions," upon the consummation of the Acquisition, each of Messrs. Wolters and Freimuth received an incentive bonus pursuant to the Executive Incentive Bonus Arrangements. Mr. Wolters' incentive bonus was $4,868,750 and Mr. Freimuth's incentive bonus was $2,434,375. Each of Messrs. Wolters and Freimuth also served as an officer of GSD prior to its merger up into its two shareholders, and, in consideration for the performance of such services, received signing bonuses on the Acquisition Closing Date in the amounts of $198,566 and $99,283, respectively.

Each of Messrs. Branson, McLean and Brooks were a party to an employment agreement with the Company, having a term of two years from the Acquisition Closing Date. Under the employment agreements, each of Messrs. Branson, McLean and Brooks received annual base salaries of $94,000, $91,000 and $78,500, respectively (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $43,000, $43,000 and $40,000, respectively. The agreements also contain certain non-competition provisions. Each of the employment agreements also provided for the payment of a completion bonus in the amount of $50,000 if the executive remains employed with the Company through the first anniversary of the Acquisition Closing Date. The completion bonuses were paid in February 1999. These agreements expired in January 2000. As described in Item 1--"Business " and Item 13--"Certain Relationships and Related Transactions," upon the consummation of the Acquisition, Mr. Branson also received an incentive bonus in the amount of $100,000.

COMPENSATION COMMITTEE INTERLOCKS

Since the Company does not have a compensation committee, executive compensation is determined by the Board of Directors. Messrs. Eckert and Kaufman are the Chairman and Chief Executive Officer and Managing Director of GSC Partners, respectively. Mr. Ferguson serves on the Advisory Board of GSC Partners.
GSC Partners and SG Capital Partners LLC ("SGCP"), the Company's controlling shareholders, provide business, financial and management advisory services to the Company for an annual total fee of $1 million, plus expenses. The Company also indemnifies GSC Partners and SGCP from and against certain liabilities.
Mr. Raymond is a partner with Soros Private Equity Partners. SPEP and its affiliates are the majority shareholders of the Company's Convertible Cumulative Preferred Stock. The Company also indemnifies SPEP from and against certain liabilities. Mr. Wolters is the President and Chief Executive Officer of the Company. Pursuant to his Executive Bonus Arrangement, Mr. Wolters received $4,868,750 upon consummation of the Acquisition. Mr. Wolters also received options to purchase 2,850 shares of Common Stock during 1998. See " Certain Relationships and Related Transactions". No other officers of the Company participated in Board deliberations regarding executive compensation in 1999.

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

                                                        NO. OF SHARES OF    % OF
                                                          COMMON STOCK     COMMON
NAME OF BENEFICIAL OWNER                                     (a)(b)        STOCK
------------------------                                     ------        -----
Dennis R. Wolters                                              1,680         6.3
David B. Freimuth                                                460         1.7
Michael E. McLean                                                237         0.9
John R. Elia                                                     222         0.8
Dwaine R. Brooks                                                 155         0.6
William B. Branson                                               160         0.6
Thomas J. Koenig                                                  19         0.1
Alfred C. Eckert III(c)                                           --          --
Matthew C. Kaufman(c)                                             --          --
William C. Ferguson                                               37         0.1
All Directors and Executive Officers
  as a Group (23 persons)                                      3,788        14.3
SG Capital Partners LLC                                      3,777.5        14.3
Greenwich IV, LLC(c)                                          18,912        71.3
                                                              ------       -----
         Total                                              26,514.5       100.0

(a) Beneficial ownership is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. The table includes shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this report. As of the date of this report, the number of such shares is 3,216.5.

(b) The Shares of Common Stock owned by SGCP are Class B Non-Voting Common Stock. All other shares are shares of Class A Voting Common Stock.

(c)      Greenwich IV, LLC is an affiliate of GSC Partners. Mr. Eckert and
         Mr. Kaufman may be deemed to beneficially own the 18,912 shares of Common Stock beneficially owned by Greenwich IV, LLC by virtue of their affiliation with Greenwich Street. Mr. Eckert and Mr. Kaufman disclaim any such beneficial ownership.

THE STOCKHOLDERS AGREEMENT

The Stockholders Agreement provides for the number of directors of the Board of Directors of the Company to be such number as designated by GSC Partners, which initially shall be five, and for the composition of the Board of Directors of the Company to consist of four individuals designated as designated by GSC Partners and, for so long as SGCP holds 5% of the outstanding Common
Stock, one individual designated by SGCP.

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

The Stockholders Agreement creates certain conventional "drag" and "tag" rights with respect to the shares of the Common Stock owned by the Management Stockholders. The Stockholders Agreement also provides that at any time after the Acquisition Closing Date, GSC Partners shall have the right to require the Company to effect up to two registrations of their Common Stock on Form S-1 under the Securities Act and, if available, unlimited registrations on Form S-2 or S-3 under the Securities Act; from and after a public offering, SGCP shall have the right to require the Company to effect up to two registrations of the Common Stock on Form S-3 under the Securities Act and that the Company shall pay all registration expenses in connection with each registration of shares of the Common Stock pursuant to the Stockholders Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged the Investors, pursuant to the Management Agreement, to provide it with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. The Management Agreement provides for an annual fee of $1.0 million to be paid to the Investors and contains indemnification and expense reimbursement provisions which are customary for management agreements of this type. The Management Agreement will continue in full force and effect, and shall terminate upon, the earlier to occur of (i) the tenth anniversary of the date hereof and (ii) the date on which the affiliates of GSC Partners no longer, directly or indirectly, own any shares of capital stock of the Company, and may be earlier terminated by GSC Partners, in its sole discretion.

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

DAY INTERNATIONAL GROUP, INC.

Years ended December 31, 1999, 1998 and 1997:

     Independent Auditors' Reports

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Comprehensive Income (Loss)

     Consolidated Statements of Stockholders' Equity (Deficit)

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

  Years ended December 31, 1999, 1998 and 1997:

         Independent Auditors' Reports - At pages 35 and 36 of this Report.

         Schedule II - Valuation and Qualifying Accounts (At page 84 of this Report).

     The information required to be submitted in Schedules I, III, IV and V for Day International Group, Inc. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(b) REPORTS ON FORM 8-K

     Form 8-K dated October 28, 1999, as amended, the Company announced the completion of its acquisition of privately-held Varn International and filed the required financial statements and pro forma financial statements related to the acquisition.

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

                                             Day International Group, Inc.
                                                     (Registrant)

Date:  March 30, 2000                          By:/s/ Dennis R Wolters
                                                  ------------------------------
                                                      Dennis R. Wolters
                                                      President and Chief
                                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date:  March 30, 2000                          By:/s/ Dennis R Wolters
                                                  ------------------------------
                                                      Dennis R. Wolters
                                                      President, Chief Executive
                                                        Officer and Director
                                                        (Principal Executive
                                                        Officer)

Date:  March 30, 2000                          By:/s/ Thomas J. Koenig
                                                  ------------------------------
                                                      Thomas J. Koenig
                                                      Vice President and Chief
                                                        Financial Officer
                                                        (Principal Financial
                                                        Officer and Principal
                                                        Accounting Officer)

Date:  March 30, 2000                          By:/s/ Alfred C. Eckert, III
                                                  ------------------------------
                                                      Alfred C. Eckert, III
                                                      Director

Date:  March 30, 2000                          By:/s/ Matthew C. Kaufman
                                                  ------------------------------
                                                      Matthew C. Kaufman
                                                      Director

Date:  March 30, 2000                          By:/s/ William C. Ferguson
                                                  ------------------------------
                                                      William C. Ferguson
                                                      Director

Date:  March 30, 2000                          By:/s/ Colin F. Raymond
                                                  ------------------------------
                                                      Colin Raymond
                                                      Director

Date:  March 30, 2000                          By:/s/ Carl J. Crosetto
                                                  ------------------------------
                                                      Carl Crosetto
                                                      Director

DAY INTERNATIONAL GROUP, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

       COLUMN A          COLUMN B                     COLUMN C                     COLUMN D     COLUMN E
       --------          --------      ----------------------------------------    --------     --------
                                                      Additions
       --------          --------      ----------------------------------------    --------     --------
    Allowance for       Balance at    Charged to                                  Deductions     Balance
      Doubtful           Beginning     Costs and                     Currency        from        at End
      Accounts           of Period     Expenses        Acquired     Translation    Reserves     of Period
      --------           ---------     --------        --------     -----------    --------     ---------
Period Ended:
  December 31, 1999      $(1,384)      $  (470)      $     (418)     $    76       $    55      $(2,141)
                         =======       =======       ==========      =======       =======      =======

  December 31, 1998      $(1,055)      $  (217)      $     (218)     $   (32)      $   138      $(1,384)
                         =======       =======       ==========      =======       =======      =======

  December 31, 1997      $  (982)      $  (162)      $       --      $    47       $    42      $(1,055)
                         =======       =======       ==========      =======       =======      =======

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

         4.5      Form of Global Notes (filed as part of Exhibit 4.4)                     ******

         4.6      Registration Rights Agreement, dated as of March 18, 1998, by and between the Company and Societe Generale Securities
                  Corporation.                                                            ******

         4.7      Certificate of Designation, dated March 18, 1998, of Powers,
                  Preferences and Relative, Participating, Optional and other
                  Special Rights of 12 -1/4% Senior Exchangeable Preferred Stock
                  due 2010 and Qualifications, Limitations and Restrictions
                  thereof (the "Exchangeable Preferred Stock")                            ******

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

         10.22    Amendment to the Employment Agreement, dated January 16, 1998,
                  between Day International, Inc. and Dennis R. Wolters.                  ******

         10.23    Amendment to the Employment Agreement, dated January 16, 1998,
                  between Day International, Inc. and David B. Freimuth.                  ******

         10.24    Consulting Agreement between the Company and Greenwich Street.          ******

         10.25    Indemnification Agreement between the Company and Greenwich
                  Street.                                                                 ******

         10.24    Consulting Agreement between the Company and SG Capital
                  Partners Limited.                                                       ******


                                                                                        Page No.
                                                                                        --------
         10.25    Indemnification Agreement between the Company and SG Capital
                  Partners Limited.                                                       ******

         10.26    Share Purchase Agreement between Day International, Inc., Mr.
                  Rudolf Wilbring, Mr. Helmut Bushoff and Mr. Josef Dunne dated
                  December 23, 1998                                                       +

         10.27    Non Compete Agreement between Day International, Inc., Mr.
                  Rudolf Wilbring, Mr. Helmut Bushoff and Mr. Josef Dunne dated
                  December 23, 1998 (included in Exhibit 10.26)                           +

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

         10.30    Stock warrant to purchase 74 shares of Common Stock of the
                  Company, dated as of January 18, 1998 issued to Mr. William C.
                  Ferguson.                                                               +

         10.31    Purchase Agreement between Armstrong World Industries, Inc.
                  and Armstrong World Industries GmbH, as Sellers and Day
                  International, Inc., as Buyer (portions omitted pursuant to a
                  request for confidential treatment).                                    ++

         10.32    Stock Purchase Agreement, dated as of August 13, 1999, by and among the Company and the stockholders of each of Varnco
                  Holdings Inc., Varn Holdings PLC, Varn Aegis Co. GmbH
                  Hautschutzsysteme, Varn Products Co., Inc., JV Tex Realty
                  Corp. and Graph Tech, Inc.                                              +++

         10.33    Amendment No. 1, dated October 19, 1999, to the Stock Purchase
                  Agreement, dated as of August 13, 1999, by and among the
                  Company and the stockholders of each of Varnco Holdings Inc.,
                  Varn Holdings PLC, Varn Aegis Co. GmbH Hautschutzsysteme, Varn
                  Products Co., Inc., JV Tex Realty Corp. and Graph Tech, Inc.            +++

         10.34    Certificate of Amendment to the Certificate of Incorporation
                  of the Company, filed with the Secretary of State of the State
                  of Delaware on October 15, 1999.                                        +++

         10.35    Certificate of Designation for the Company's 18% Convertible
                  Cumulative Preference Stock due 2010, filed with the Secretary
                  of State of the State of Delaware on October 15, 1999.                  +++

         10.36    Supplemental Indenture, dated as of October 19, 1999 among The
                  Bank of New York and the several Guarantors party thereto.              +++

         10.37    Subsidiary Guarantee, dated as of October 19, 1999, among
                  Firstar Bank, N.A. and the several Guarantors party thereto.            +++

         10.38    Preference Stock Purchase Agreement, dated as of October 19,
                  1999, among the Company and the several Investors party
                  thereto.                                                                +++

         10.39    Amended and Restated Stockholders Agreement, dated as of
                  October 19, 1999, among the Company and certain of its
                  stockholders.                                                           +++

                                                                                        Page No.
                                                                                        --------
         10.40    Amended and Restated Credit Agreement, dated as of October 19,
                  1999, among the Company, Societe Generale, as Administrative
                  Agent, and SG Cowen Securities Corporation, as Arranger.                +++

         10.41    Unaudited Pro Forma Consolidated Balance Sheet of Day
                  International Group, nc. as of September 30, 1999 and the
                  Unaudited Consolidated Statement of Operations of Day
                  International Group, Inc. for the nine months ended September
                  30, 1999 and the year ended December 31, 1998.                          +++

         10.42    Audited Combined Financial Statements of Varn International as
                  of October 15, 1999 and for the period from January 1, 1999
                  through October 15, 1999.                                               +++


(21)     Subsidiaries                                                                     89-90

(27)     Financial Data Schedule                                                          91

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

***** Incorporated by reference to the Group's Form 8K dated January 16, 1998 and the Group's Form 8-K dated February 20, 1998.

****** Incorporated by reference to the Group's Registration Statement on Form S-4 (Reg. No. 333-51839).

+ Incorporated by reference to the Group's Form 10K for the year ended December 31, 1998.

++ Incorporated by reference to the Group's Form 10Q for the quarterly period ended September 30, 1999.

+++ Incorporated by reference to the Group's Form 8K dated October 28, 1999, as amended

++++     Filed herewith