Form 10-Q
period 2000-03-31
DAY INTERNATIONAL GROUP INC
filed 2000-05-15
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to ..................


Commission File Number 33-93644 and 333-50839
                       ----------------------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           31-1436 349
-------------------------------                      ------------------------
(State or other jurisdiction of                      (I.R.S. Employer ID No.)
 incorporation or organization)

130 West Second Street, Suite 1700, Dayton, Ohio                  45402
------------------------------------------------                ---------
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

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of May 12, 2000 was 23,298.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                                             Pages
                                                                                                             -----
PART I  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999             3

                  Condensed Consolidated Statements of Operations for the three months
                  ended March 31, 2000 and 1999                                                                4

                  Condensed  Consolidated  Statements  of Cash Flows for the three months
                  ended March 31, 2000 and 1999                                                                5

                  Notes to Condensed Consolidated Financial Statements                                      6 - 14

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     15 - 17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                17 - 18

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                            19

         Signature                                                                                            19

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

         ASSETS                                                        2000             1999
                                                                    ---------         ---------
Cash and cash equivalents                                           $   1,707         $     508
Accounts receivable (less allowance for doubtful accounts
         of $2,217 and $2,141)                                         32,383            35,240
Inventories                                                            33,598            32,831
Other current assets                                                    7,806             6,831
                                                                    ---------         ---------

         Total current assets                                          75,494            75,410

Property, plant and equipment, net of accumulated
         depreciation of $23,542 and $21,821                           68,399            69,739
Goodwill and other intangible assets (net of accumulated
         amortization of $35,112 and $32,832)                         175,544           178,088
Other assets                                                            8,056             8,267
                                                                    ---------         ---------

TOTAL ASSETS                                                        $ 327,493         $ 331,504
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                    $   5,444         $   8,903
Current maturities of long-term debt                                    3,361             3,361
Other current liabilities                                              27,471            29,486
                                                                    ---------         ---------

         Total current liabilities                                     36,276            41,750

Long-term and subordinated long-term debt                             276,240           276,469
Other long-term liabilities                                            21,291            21,257
Commitments and contingencies
                                                                    ---------         ---------

         Total liabilities                                            333,807           339,476

Exchangeable preferred stock                                           43,102            41,745

STOCKHOLDERS' EQUITY (DEFICIT):
  18% convertible cumulative preferred shares                          41,449            39,711
  Common shares                                                             1                 1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                (68,772)          (68,772)
  Retained earnings (deficit)                                         (17,871)          (15,542)
  Foreign currency translation adjustment                              (4,223)           (5,115)
                                                                    ---------         ---------

         Total stockholders' equity (deficit)                         (49,416)          (49,717)
                                                                    ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 327,493         $ 331,504
                                                                    =========         =========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                          2000             1999
                                                                        --------         --------
NET SALES                                                               $ 70,397         $ 42,556

COST OF GOODS SOLD                                                        43,141           26,738
                                                                        --------         --------

GROSS PROFIT                                                              27,256           15,818

SELLING, GENERAL AND ADMINISTRATIVE                                       14,740            8,060
AMORTIZATION OF INTANGIBLES                                                1,074              908
MANAGEMENT FEES                                                              275              254
                                                                        --------         --------

OPERATING PROFIT                                                          11,167            6,596

OTHER EXPENSES:
  Interest expense (including amortization of deferred financing
         cost of $576 and $600)                                            7,461            6,883
  Other expense (income)                                                   2,269              215
                                                                        --------         --------

                                                                           9,730            7,098
                                                                        --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                                          1,437             (502)

INCOME TAX EXPENSE (BENEFIT)                                                 669             (160)
                                                                        --------         --------

NET INCOME (LOSS)                                                            768             (342)

PREFERRED STOCK DIVIDENDS                                                 (3,048)          (1,189)

AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS                               (47)             (42)
                                                                        --------         --------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                               $ (2,327)        $ (1,573)
                                                                        ========         ========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2000            1999
                                                              -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $   768         $  (342)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                 4,198           3,794
  Deferred income taxes                                        (1,726)           (720)
  Foreign currency loss                                         1,165
  Change in operating assets and liabilities                   (1,864)         (3,476)
                                                              -------         -------
         Net cash provided by (used in)
             operating activities                               2,541            (744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (1,029)         (1,602)
                                                              -------         -------
         Net cash used in investing activities                 (1,029)         (1,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                          (1,250)
Net proceeds from revolving credit facility                     1,000              53
                                                              -------         -------
         Net cash provided by (used in)
             financing activities                                (250)             53

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (63)            (53)
                                                              -------         -------

Net increase (decrease) in cash and cash equivalents            1,199          (2,346)
Cash and cash equivalents at beginning of period                  508           4,762
                                                              -------         -------

Cash and cash equivalents at end of period                    $ 1,707         $ 2,416
                                                              =======         =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
NON CASH TRANSACTIONS:
  Preferred stock dividends                                   $ 3,048         $ 1,189
                                                              =======         =======
  Amortization of preferred stock discount                    $    47         $    42
                                                              =======         =======

            See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

A.       BASIS OF PRESENTATION

The balance sheet as of December 31, 1999, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B.       INVENTORIES

Inventories as of March 31, 2000 and December 31, 1999, consists of:

                             MARCH 31,              DEC. 31,
                                2000                  1999
                             ---------              --------
Finished goods                $20,726               $16,386
Work in process                 5,084                 6,232
Raw materials                   7,788                10,213
                              -------               -------

                              $33,598               $32,831
                              =======               =======

C.       BUSINESS SEGMENTS

The Company produces precision engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry, fiber handling products for the textile industry and pressroom chemicals and automatic dampening systems for the printing industry. Day's Image Transfer business designs, manufactures and markets high-quality printing blankets and sleeves used in the offset and flexographic printing industries. Day's Textile Products business manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Day's Varn subsidiary designs, manufactures and markets pressroom chemicals and automatic dampening systems used in the printing industry.

Segment performance is evaluated based on operating profit results compared to the annual operating plan. Intersegment sales and transfers are not material.

The Company manages the three segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies.

                                          2000                 1999
                                        -------               -------
Third party sales:
  Image Transfer                        $38,855               $35,181
  Textile Products                       15,560                 7,375
  Varn                                   15,982
                                        -------               -------
         Total                          $70,397               $42,556
                                        =======               =======

Segment operating profit:
  Image Transfer                        $10,070               $ 8,646
  Textile Products                        2,077                   301
  Varn                                    1,590
                                        -------               -------
         Total                          $13,737               $ 8,947
                                        =======               =======

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

                                            2000                 1999
                                          --------             -------
Segment operating profit                  $ 13,737             $ 8,947
APB #16 depreciation and amortization       (1,124)             (1,022)
Non-allocated corporate expenses               (97)               (167)
Amortization of intangibles                 (1,074)               (908)
Management fees                               (275)               (254)
                                          --------             -------

         Total operating profit           $ 11,167             $ 6,596
                                          ========             =======

D.       COMPREHENSIVE INCOME (LOSS)
                                              2000                1999
                                          --------             -------

Net income (loss)                         $    768             $  (342)
Foreign currency translation adjustment        892              (1,849)
                                          --------             -------

Comprehensive income (loss)               $  1,660             $(2,191)
                                          ========             =======

E.       CONTINGENCIES

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

F.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non guarantor subsidiaries. Intercompany notes are in place which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of March 31, 2000 and December 31, 1999, and the supplemental combining condensed statements of operations and cash flows for the three months ended March 31, 2000 and 1999, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                 MARCH 31, 2000

                                                      DAY         DAY INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
ASSETS
Cash and cash equivalents                           $  1,097        $ (1,564)       $ 2,174      $                $  1,707
Accounts receivable - net                                             15,486         16,897                         32,383
Inventories                                                           21,529         12,069                         33,598
Other current assets                                                   3,768          4,038                          7,806
                                                    --------        --------        -------      ---------        --------

         TOTAL CURRENT ASSETS                          1,097          39,219         35,178                         75,494
Intercompany                                         285,069                                      (285,069)
Property, plant and equipment, net                                    48,250         20,149                         68,399
Investment in subsidiaries                           (55,200)         32,242         (4,781)        27,739
Intangible and other assets                                          168,203         15,397                        183,600
                                                    --------        --------        -------      ---------        --------

         TOTAL ASSETS                               $230,966        $287,914        $65,943      $(257,330)       $327,493
                                                    ========        ========        =======      =========        ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                    $               $  2,393        $ 3,051      $                $  5,444
Current maturities of long-term debt                   3,297                             64                          3,361
Other current liabilities                              4,164          11,883         11,424                         27,471
                                                    --------        --------        -------      ---------        --------

         TOTAL CURRENT LIABILITIES                     7,461          14,276         14,539                         36,276
Intercompany                                         (44,287)        318,771         10,585       (285,069)
Long-term and subordinated long-term
  debt                                               274,871                          1,369                        276,240
Other long-term liabilities                                           15,309          5,982                         21,291
Exchangeable preferred stock                          43,102                                                        43,102
Total stockholders' equity (deficit)                 (50,181)        (60,442)        33,468         27,739         (49,416)
                                                    ---------        --------       -------      ---------        --------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                     $230,966        $287,914        $65,943      $(257,330)       $327,493
                                                    ========        ========        =======      ==========       ========

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1999

                                                      DAY         DAY INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
ASSETS
Cash and cash equivalents                           $    377        $ (1,773)     $ 1,904        $                $    508
Accounts receivable - net                                             17,605       17,635                           35,240
Inventories                                                           19,879       12,952                           32,831
Other current assets                                                   3,775        3,056                            6,831
                                                    --------        --------      -------        ---------        --------

         TOTAL CURRENT ASSETS                            377          39,486       35,547                           75,410
Intercompany                                         278,408                                      (278,408)
Property, plant and equipment, net                                    48,763       20,976                           69,739
Investment in subsidiaries                           (50,978)         35,395                        15,583
Intangible and other assets                                          166,306       20,049                          186,355
                                                    --------        --------      -------        ---------        --------

         TOTAL ASSETS                               $227,807        $289,950      $76,572        $(262,825)       $331,504
                                                    ========        ========      =======        =========        ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                    $               $  5,762      $ 3,141        $                $  8,903
Current maturities of long-term debt                   3,297                           64                            3,361
Other current liabilities                              4,631          13,159       11,696                           29,486
                                                    --------        --------      -------        ---------        --------

         TOTAL CURRENT LIABILITIES                     7,928          18,921       14,901                           41,750
Intercompany                                         (52,374)        315,700       14,295         (277,621)
Long-term and subordinated long-term
  debt                                               275,111                        1,358                          276,469
Other long-term liabilities                                           14,704        6,553                           21,257
Exchangeable preferred stock                          41,745                                                        41,745
Total stockholders' equity (deficit)                 (44,603)        (59,375)      39,465           14,796         (49,717)
                                                    --------         -------      -------        ---------        --------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                     $227,807        $289,950      $76,572        $(262,825)       $331,504
                                                    ========        ========      =======        =========        ========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2000

                                                      DAY         DAY INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Net sales                                            $              $43,314         $27,083      $                $70,397
Cost of goods sold                                                   26,435          16,706                        43,141
                                                     -----          -------         -------      -------          -------

         Gross profit                                                16,879          10,377                        27,256
Selling, general and administrative                                   9,312           5,428                        14,740
Amortization of intangibles                                           1,004              70                         1,074
Management fees                                                         275                                           275
                                                     -----          -------         -------      -------          -------

         Operating profit                                             6,288           4,879                        11,167
Other expenses (income):
  Equity in (earnings) loss of subsidiaries           (767)          (2,500)                       3,267
  Interest expense                                       1            7,460                                         7,461
  Other (income) expense                                (3)           1,784             488                         2,269
                                                     -----          -------         -------      -------          -------

         Income (loss) before income taxes             769             (456)          4,391       (3,267)           1,437
Income taxes (benefit)                                   1           (1,223)          1,891                           669
                                                     -----          -------         -------      -------          -------

         Net income                                  $ 768          $   767         $ 2,500      $(3,267)         $   768
                                                     =====          =======         =======      =======          =======

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999

                                                      DAY         DAY INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Net sales                                             $             $29,979        $12,577        $              $42,556
Cost of goods sold                                                   18,222          8,516                        26,738
                                                      -----         -------        -------        -----          -------

         Gross profit                                                11,757          4,061                        15,818
Selling, general and administrative                       9           5,635          2,416                         8,060
Amortization of intangibles                                             824             84                           908
Management fees                                                         254                                          254
                                                      -----         -------        -------        -----          -------

         Operating profit                                (9)          5,044          1,561                         6,596
Other expenses (income):
  Equity in (earnings) loss of subsidiaries             337            (837)                        500
  Interest expense                                                    6,883                                        6,883
  Other (income) expense                                 (2)             86            131                           215
                                                      -----         -------        -------        -----          -------

         Income (loss) before income taxes             (344)         (1,088)         1,430         (500)            (502)
Income taxes (benefit)                                   (2)           (751)           593                          (160)
                                                      -----         -------        -------        -----          -------

         Net income (loss)                            $(342)        $  (337)       $   837        $(500)         $  (342)
                                                      =====         =======        =======        =====          =======

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000

                                                      DAY         DAY INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Cash Flows From Operating Activities:
Net income                                          $   768        $   767         $ 2,500        $(3,267)       $   768
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                      3,518             680                         4,198
  Equity in (earnings) loss of subsidiaries            (767)        (2,500)                         3,267
  Deferred income taxes and other                                   (1,360)           (366)                       (1,726)
  Foreign currency loss                                              1,165                                         1,165
  Changes in operating assets and liabilities          (467)        (1,385)            (12)                       (1,864)
                                                    --------       -------         -------        -------        -------
    Net cash provided by (used in)
     operating activities                              (466)           205           2,802                         2,541

Cash Flows From Investing Activities:
Capital expenditures                                                  (936)            (93)                       (1,029)
                                                    -------        -------         -------        -------        -------
  Net cash used in investing activities                               (936)            (93)                       (1,029)

Cash Flows From Financing Activities:
Payments on term loan                                (1,250)                                                      (1,250)
Net borrowings on credit facilities                   1,000                                                        1,000
                                                    -------        -------         -------        -------        -------
  Net cash provided by (used in)
   financing activities                                (250)                                                        (250)

Intercompany transfers and dividends                  1,436            940          (2,376)
Effects of exchange rates on cash                                                      (63)                          (63)
                                                    -------        -------         -------        -------        -------

Net increase (decrease) in cash and
  cash equivalents                                      720            209             270                         1,199
Cash and cash equivalents at
 beginning of period                                    377         (1,773)          1,904                           508
                                                    -------        --------        -------        -------        -------

Cash and cash equivalents at end of period          $ 1,097        $(1,564)        $ 2,174        $              $ 1,707
                                                    =======        =======         =======        =======        =======

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999

                                                      DAY          DAY INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Cash Flows From Operating Activities:
Net income (loss)                                   $  (342)       $  (337)        $   837        $(500)          $  (342)
  Adjustments to reconcile net
    income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                      3,207             587                          3,794
  Equity in (earnings) loss of subsidiaries             337           (837)                         500
  Deferred income taxes and other                                     (720)                                          (720)
  Changes in operating assets and liabilities           (61)        (1,943)         (1,472)                        (3,476)
                                                    -------        -------         -------        -----           -------
    Net cash provided by (used in)
     operating activities                               (66)          (630)            (48)                          (744)

Cash Flows From Investing Activities:
Capital expenditures                                                  (882)           (720)                        (1,602)
                                                    -------        -------         -------        -----           -------
  Net cash used in investing activities                               (882)           (720)                        (1,602)

Cash Flows From Financing Activities:
Net borrowings on credit facilities                      53                                                            53
                                                    -------        -------         -------        -----           -------
  Net cash provided by (used in)
   financing activities                                  53                                                            53

Intercompany transfers and dividends                 (2,494)         2,525             (31)
Effects of exchange rates on cash                                                      (53)                           (53)
                                                    -------        -------         -------        -----           -------

Net increase (decrease) in cash and
  cash equivalents                                   (2,507)         1,013            (852)                        (2,346)
Cash and cash equivalents at
 beginning of period                                  3,256           (955)          2,461                          4,762
                                                    -------        -------         -------        -----           -------
Cash and cash equivalents at end of period          $   749        $    58         $ 1,609        $               $ 2,416
                                                    =======        =======         =======        =====           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 30, 1999 and October 19, 1999, the textile products operations of Armstrong World Industries, Inc. ("TPO") and Varn International ("Varn"), respectively, were acquired. Accordingly, the results of operations for historical as well as future periods may not be comparable to prior periods.

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

                                                                  Three Months Ended March 31,
                                                                      2000             1999
                                                                      ----             ----
                                                                   $        %       $         %
                                                                 -----    -----   -----     -----
Net sales                                                         70.4    100.0    42.5     100.0
Costs of goods sold                                               43.1     61.3    26.7      62.8
                                                                  ----    -----    ----     -----
Gross profit                                                      27.3     38.7    15.8      37.2
Selling, general and administrative expense                       14.7     20.9     8.1      19.1
Amortization of intangibles                                        1.1      1.5     0.9       2.1
Management fees                                                    0.3      0.4     0.2       0.5
                                                                  ----    -----    ----     -----
Operating profit                                                  11.2     15.9     6.6      15.5
                                                                  ====    =====    ====     =====


COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net sales increased to $70.4 million for the three months ended March 31, 2000, from $42.5 million for the comparable period in 1999, an increase of $27.9 million or 65.4%. Image Transfer's sales increased to $38.8 million for the three months ended March 31, 2000, from $35.2 million for the comparable period in 1999, an increase of $3.6 million or 10.4%. Foreign currency translation rate changes resulted in a negative impact of $1.1 million to Image Transfer's reported sales in the first quarter of 2000 compared to the same period in 1999. Textile Products' sales increased to $15.6 million for the three months ended March 31, 2000, from $7.3 million for the comparable period in 1999, an increase of $8.3 million or 111.0%. Textile Products' sales increased primarily as a result of the purchase of TPO in late 1999. The acquisition of Varn contributed $16.0 million of net sales in the three months ended March 31, 2000. Excluding sales of Varn and TPO, sales increased $3.8 million or 8.9% for the three months ended March 31, 2000.

Gross profit increased $11.5 million to $27.3 million for the three months ended March 31, 2000, from $15.8 million for the three months ended March 31, 1999. As a percentage of net sales, gross profit increased to 38.7% for the three months ended March 31, 2000, compared to 37.2% for the three months ended March 31, 1999, primarily as a result of improved margins in the Textile Products business.

Selling, general and administrative expense ("SG&A") increased to $14.7 million for the three months ended March 31, 2000, from $8.1 million for the comparable period in 1999, an increase of $6.6 million or 82.9%. Varn and TPO accounted for the entire increase. As a percentage of net sales, SG&A increased to approximately

20.9% from 19.0%. The increase in SG&A as a percent of sales is a result of higher selling costs of Varn as compared to the other segments. Foreign currency translation rate changes had a minimal impact on SG&A in the first quarter of 2000 compared to the first quarter of 1999.

Amortization of intangibles increased to $1.1 million for the three months ended March 31, 2000, from $0.9 million for the comparable period in 1999, an increase of $0.2 million. The increase is a result of the amortization of intangibles from the Varn acquisition.

Operating profit increased to $11.2 million for the three months ended March 31, 2000, from $6.6 million, for the comparable period in 1999, an increase of $4.6 million or 69.3%. As a percentage of net sales, operating profit increased to 15.9% for the three months ended March 31, 2000, from 15.5% for the comparable period in 1999. Excluding the impact of the acquisitions, operating profit increased $1.5 million or 22.7% for the three months ended March 31, 2000.

Other expense was $2.2 million for the three months ended March 31, 2000, compared to $0.2 million for the three months ended March 31, 1999. The increase was primarily due to the effect of changes in foreign currency exchange rates.

The effective tax rate for the first quarter of 2000 was 46.6% compared to a benefit of 31.9% for the first quarter of 1999. The higher effective tax rate in 2000 was impacted by increased profits in countries with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its operations and its working capital requirements have not exhibited seasonal fluctuations. Utilizing converters and distributors to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as its distributors (converters) carry a greater portion of inventory and finance receivables.

Cash Flows From Operating Activities. Cash flows provided by operations for the three months ended March 31, 2000, were $2.5 million compared to $0.7 million used in operations for the three months ended March 31, 1999. For the three months ended March 31, 2000, cash flows from operations were adversely impacted by a $1.9 million increase in working capital requirements.

Cash Flows From Investing Activities. Capital expenditures were $1.0 million and $1.6 million for the quarters ended March 31, 2000 and 1999, respectively. Capital expenditures are expected to be higher in the second half of 2000 than in the first half of the year.

Cash Flows From Financing Activities. In the first quarter of 2000, the Company borrowed $1.0 million on its revolving line of credit for working capital needs. The Company paid $1.3 million on its outstanding term loan in the three months ended March 31, 2000. As of March 31, 2000, there was $7.6 million outstanding under the Revolving Credit Facility and the Company had approximately $12.4 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

As a result of the additional debt incurred by the Company in conjunction with the Acquisition, the Company is highly leveraged. The Company's aggregate indebtedness at March 31, 2000, is approximately $279.6 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $44.8 million and the Convertible Preferred Stock is $41.7 million.

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

The Company's ability to pay principal and interest on the Notes and dividends on the Exchangeable Preferred Stock and the Convertible Preferred Stock and to satisfy its other debt obligations, including its debt obligations under the 2005 and 2008 Notes, will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility (which is subject to borrowing base limitations) or a successor facility. The Company anticipates that its operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company's cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal and interest on its indebtedness, including the Amended and Restated Senior Secured Credit Facility, the 2005 Notes and the 2008 Notes, for the payment of periodic cash dividends on the Exchangeable Preferred Stock or the Convertible Preferred Stock, for any redemption of the Exchangeable Preferred Stock or the Convertible Preferred Stock for cash, or if the exchange debentures (the "Exchange Debentures") have been issued in exchange for the Exchangeable Preferred Stock, the payment of principal or cash interest on the Exchange Debentures. If the Company's cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company's debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms, or if implemented, would be successful or would permit the Company to meet its debt service obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company conducts a significant amount of business and has operating and sales facilities in countries outside the United States. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located, the stand-alone nature of the operations, the Company's limited net asset exposure, forward foreign exchange contract practices and pricing flexibility. Thus, while changes in foreign currency values do affect earnings, the longer-term economic effect of these changes should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $1.7 million at March 31, 2000 and approximately $0.9 million at December 31, 1999. These contracts generally expire within three to twelve months. Foreign currency losses, included in other (expense) income, were $2.2 million in 2000 and $0.2 million in 1999.

INTEREST RATE RISKS

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company has the Notes and the Revolving Credit Facility to maintain the desired level of exposure to risk of interest rate fluctuations and to minimize interest expense. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2000, although there can be no assurances that interest rates will not materially change.

COMMODITY RISKS

Rubber polymers and fabrics are key components in most of the Company's Image Transfer and Textile products. The Company is exposed to changes in the costs of these components. Varn is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Varn's products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. The Company is evaluating the impact of the recent increase in petroleum prices on its raw material costs and in some markets already has instituted price increases to offset the impact of these increases. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  (27)     Financial Data Schedule

         b.       Reports on Form 8-K

                  A Form 8-K/A dated March 22, 2000, was filed which amends the Registrant's Report on Form 8-K filed on October 28, 1999, to supply the financial statements and pro forma financial information related to the acquisition of Varn International.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Day International Group, Inc.
                                               -----------------------------
                                                       (Registrant)


               Date:   May 12, 2000             /s/ Thomas J. Koenig
                       ------------            -----------------------------
                                               Thomas J. Koenig
                                               Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)