Form 10-Q
period 2000-06-30
DAY INTERNATIONAL GROUP INC
filed 2000-08-11
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________


Commission File Number 33-93644 and 333-50839
                       ----------------------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           31-1436 349
---------------------------------                       ------------------------
  (State or other jurisdiction                          (I.R.S. Employer ID No.)
of incorporation or organization)

  130 West Second Street, Suite 1700, Dayton, Ohio                   45402
--------------------------------------------------                -----------
(Address of principal executive offices)                          (zip code)


         (937) 224-4000
---------------------------------------------------
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    ------

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of August 7, 2000 was 23,298.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX


                                                                                                             Pages
                                                                                                             -----
PART I  FINANCIAL INFORMATION
         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999              3

                  Condensed Consolidated Statements of Operations for the three and six months ended
                  June 30, 2000 and 1999                                                                       4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2000 and 1999                                                                       5

                  Notes to Condensed Consolidated Financial Statements                                       6 - 16

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     17 - 19

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  20

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                            21

         Signature                                                                                            21


                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)


ASSETS                                                                                            2000         1999
                                                                                                ---------    ---------
Cash and cash equivalents                                                                       $   1,178    $     508
Accounts receivable (less allowance for doubtful accounts of $2,499 and $2,141)                    35,568       35,240
Inventories                                                                                        35,626       32,831
Other current assets                                                                                8,819        6,831
                                                                                                ---------    ---------

         Total current assets                                                                      81,191       75,410

Property, plant and equipment (net of accumulated depreciation of $24,960 and $21,821)              67,438       69,739
Goodwill and other intangible assets (net of accumulated amortization of $37,729 and $32,832)     173,389      178,088
Other assets                                                                                        8,226        8,267
                                                                                                ---------    ---------

TOTAL ASSETS                                                                                    $ 330,244    $ 331,504
                                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                                $   9,818    $   8,903
Current maturities of long-term debt                                                                6,537        3,361
Other current liabilities                                                                          28,080       29,486
                                                                                                ---------    ---------

         Total current liabilities                                                                 44,435       41,750

Long-term and subordinated long-term debt                                                         269,991      276,469
Other long-term liabilities                                                                        20,864       21,257
Commitments and contingencies                                                                          --           --
                                                                                                ---------    ---------
         Total liabilities                                                                        335,290      339,476

Exchangeable preferred stock                                                                       44,516       41,745

STOCKHOLDERS' EQUITY (DEFICIT):
  18% convertible cumulative preferred shares                                                      43,186       39,711
  Common shares                                                                                         1            1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                                            (68,772)     (68,772)
  Retained earnings (deficit)                                                                     (19,501)     (15,542)
  Foreign currency translation adjustment                                                          (4,476)      (5,115)
                                                                                                ---------    ---------

         Total stockholders' equity (deficit)                                                     (49,562)     (49,717)
                                                                                                ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            $ 330,244    $ 331,504
                                                                                                =========    =========


           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                               ----------------------    ----------------------
                                                                 2000         1999         2000         1999
                                                               ---------    ---------    ---------    ---------
NET SALES                                                      $  70,323    $  43,536    $ 140,720    $  86,092

COST OF GOODS SOLD                                                41,855       27,051       84,996       53,789
                                                               ---------    ---------    ---------    ---------

GROSS PROFIT                                                      28,468       16,485       55,724       32,303

SELLING, GENERAL AND ADMINISTRATIVE                               15,301        7,323       30,041       15,383
AMORTIZATION OF INTANGIBLES                                        1,080          903        2,154        1,811
MANAGEMENT FEES                                                      275          276          550          530
                                                               ---------    ---------    ---------    ---------
OPERATING PROFIT                                                  11,812        7,983       22,979       14,579

OTHER EXPENSES:

  Interest expense (including amortization of
   deferred financing cost of $576, $600, $1,152 and $1,200)       7,705        6,862       15,166       13,745
  Other (income) expense                                           2,190           53        4,459          268
                                                               ---------    ---------    ---------    ---------

                                                                   9,895        6,915       19,625       14,013
                                                               ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                         1,917        1,068        3,354          566

INCOME TAX EXPENSE                                                   398          438        1,067          278
                                                               ---------    ---------    ---------    ---------

NET INCOME                                                         1,519          630        2,287          288

PREFERRED STOCK DIVIDENDS                                         (3,104)      (1,201)      (6,152)      (2,391)

AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS                       (47)         (42)         (94)         (84)
                                                               ---------    ---------    ---------    ---------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                      $  (1,632)   $    (613)   $  (3,959)   $  (2,187)
                                                               =========    =========    =========    =========


           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                                      2000       1999
                                                                                    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 2,287    $   288
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                       8,940      7,630
  Deferred income taxes                                                              (1,996)      (851)
  Foreign currency loss                                                               3,355
  Change in operating assets and liabilities                                         (5,719)    (2,870)
                                                                                    -------    -------
         Net cash provided by operating activities                                    6,867      4,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                 (2,872)    (3,310)
                                                                                    -------    -------
         Net cash used in investing activities                                       (2,872)    (3,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                                (1,250)      (646)
Net payments on revolving credit facility                                            (2,000)    (2,874)
                                                                                    -------    -------
         Net cash used in financing activities                                       (3,250)    (3,520)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (75)      (193)
                                                                                    -------    -------

Net increase (decrease) in cash and cash equivalents                                    670     (2,826)
Cash and cash equivalents at beginning of period                                        508      4,762
                                                                                    -------    -------

Cash and cash equivalents at end of period                                          $ 1,178    $ 1,936
                                                                                    =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
NON CASH TRANSACTIONS:
  Preferred stock dividends                                                         $ 6,152    $ 2,391
                                                                                    =======    =======
  Amortization of preferred stock discount                                          $    94    $    84
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

B.       INVENTORIES

Inventories as of June 30, 2000 and December 31, 1999, consists of:

                                             JUNE 30,        DEC. 31,
                                               2000            1999
                                           ----------       -----------

Finished goods                             $   19,326       $    16,386
Work in process                                 5,608             6,232
Raw materials                                  10,692            10,213
                                           ----------       -----------
                                           $   35,626       $    32,831
                                           ==========       ===========

C.       BUSINESS SEGMENTS

The Company produces precision engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry, fiber handling products for the textile industry and pressroom chemicals and automatic dampening systems for the printing industry. Day's Image Transfer business designs, manufactures and markets high-quality printing blankets and sleeves used in the offset and flexographic printing industries. Day's Textile Products business manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Day's Varn subsidiaries designs, manufactures and markets pressroom chemicals and automatic dampening systems used in the printing industry.

Segment performance is evaluated based on operating profit results compared to the annual operating plan. Intersegment sales and transfers are not material.

The Company manages the three segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies.

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                  ----------------------------       ----------------------------
                                                     2000              1999             2000              1999
                                                  ----------       -----------       ----------       -----------
Third party sales:
  Image Transfer                                  $   39,198       $    36,231       $   78,053       $    71,412
  Textile Products                                    14,378             7,305           29,938            14,680
  Varn                                                16,747                             32,729
                                                  ----------       -----------       ----------       -----------
         Total                                    $   70,323       $    43,536       $  140,720       $    86,092
                                                  ==========       ===========       ==========       ===========

Segment operating profit:
  Image Transfer                                  $   10,859       $     9,955       $   20,929       $    18,601
  Textile Products                                     2,020               419            4,097               720
  Varn                                                 1,678                              3,268
                                                  ----------       -----------       ----------       -----------
         Total                                    $   14,557       $    10,374       $   28,294       $    19,321
                                                  ==========       ===========       ==========       ===========

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                  ----------------------------       ----------------------------
                                                     2000              1999             2000              1999
                                                  ----------       -----------       ----------       -----------
Segment operating profit                          $   14,557       $    10,374       $   28,294       $    19,321
APB #16 depreciation and amortization                 (1,161)           (1,022)          (2,285)           (2,044)
Non-allocated corporate expenses                        (229)             (190)            (326)             (357)
Amortization of intangibles                           (1,080)             (903)          (2,154)           (1,811)
Management fees                                         (275)             (276)            (550)             (530)
                                                  ----------       -----------       ----------       -----------

         Total operating profit                   $   11,812       $     7,983       $   22,979       $    14,579
                                                  ==========       ===========       ==========       ===========


D.       COMPREHENSIVE INCOME (LOSS)
                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                  ----------------------------       ----------------------------
                                                     2000              1999             2000              1999
                                                  ----------       -----------       ----------       -----------
Net income                                        $    1,519       $       630       $    2,287       $       288
Foreign currency translation adjustment                 (253)             (910)             639            (2,758)
                                                  ----------       -----------       ----------       -----------

Comprehensive income (loss)                       $    1,266       $      (280)      $    2,926       $    (2,470)
                                                  ==========       ===========       ==========       ===========

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

In January 2000, the Company received a Notice of Assessment from the Ohio Department of Taxation for approximately $16.0 million relating to the 1995 Ohio Franchise Tax. In February 2000, the Company filed a Petition for Reassessment. In July 2000, the Company received notice that the Ohio Department of Taxation has agreed to cancel the assessment.

F.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in its wholly-owned subsidiaries. Intercompany notes are in place which effectively transfer the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of June 30, 2000 and December 31, 1999, and the supplemental combining condensed statements of operations and cash flows for the three months and six months ended June 30, 2000 and 1999, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                  JUNE 30, 2000


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   ------------   ------------    ------------
ASSETS
Cash and cash equivalents                        $       1,316  $      (1,210)  $       1,072  $              $       1,178
Accounts receivable - net                                              17,006          18,562                        35,568
Inventories                                                            21,812          13,814                        35,626
Other current assets                                                    4,279           4,540                         8,819
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT ASSETS                            1,316         41,887          37,988                        81,191
Intercompany                                           275,179                         12,742       (287,921)
Property, plant and equipment, net                                     47,593          19,845                        67,438
Investment in subsidiaries                             (48,689)        38,028           3,861          6,800
Intangible and other assets                                           166,425          15,190                       181,615
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL ASSETS                            $     227,806  $     293,933   $      89,626  $    (281,121) $     330,244
                                                 =============  =============   =============  =============  =============

LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       4,427   $       5,391  $              $       9,818
Current maturities of long-term debt                     6,506                             31                         6,537
Other current liabilities                                4,704         12,569          10,807                        28,080
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT LIABILITIES                      11,210         16,996          16,229                        44,435
Intercompany                                           (51,507)       321,121          17,175       (286,789)
Long-term and subordinated long-term
  debt                                                 268,674                          1,317                       269,991
Other long-term liabilities                                            15,103           5,761                        20,864
Exchangeable preferred stock                            44,516                                                       44,516
Total stockholders' equity (deficit)                   (45,087)       (59,287)         49,144          5,668        (49,562)
                                                 -------------   ------------   -------------  -------------  -------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                  $     227,806  $     293,933   $      89,626  $    (281,121) $     330,244
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1999


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   ------------   ------------    ------------
ASSETS
Cash and cash equivalents                        $         377  $      (1,773)  $       1,904  $              $         508
Accounts receivable - net                                              17,605          17,635                        35,240
Inventories                                                            19,879          12,952                        32,831
Other current assets                                                    3,775           3,056                         6,831
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT ASSETS                              377         39,486          35,547                        75,410
Intercompany                                           278,408                                      (278,408)
Property, plant and equipment, net                                     48,763          20,976                        69,739
Investment in subsidiaries                             (50,978)        35,395                         15,583
Intangible and other assets                                           166,306          20,049                       186,355
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL ASSETS                            $     227,807  $     289,950   $      76,572  $    (262,825) $     331,504
                                                 =============  =============   =============  =============  =============

LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       5,762   $       3,141  $              $       8,903
Current maturities of long-term debt                     3,297                             64                         3,361
Other current liabilities                                4,631         13,159          11,696                        29,486
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT LIABILITIES                       7,928         18,921          14,901                        41,750
Intercompany                                           (52,374)       315,700          14,295       (277,621)
Long-term and subordinated long-term
  debt                                                 275,111                          1,358                       276,469
Other long-term liabilities                                            14,704           6,553                        21,257
Exchangeable preferred stock                            41,745                                                       41,745
Total stockholders' equity (deficit)                   (44,603)       (59,375)         39,465         14,796        (49,717)
                                                 -------------   ------------   -------------  -------------  -------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                  $     227,807  $     289,950   $      76,572  $    (262,825) $     331,504
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2000


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Net sales                                        $              $      44,262   $      26,061  $              $      70,323
Cost of goods sold                                                     26,877          14,978                        41,855
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  17,385          11,083                        28,468
Selling, general and administrative                          7          9,799           5,495                        15,301
Amortization of intangibles                                             1,002              78                         1,080
Management fees                                                           275                                           275
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                   (7)         6,309           5,510                        11,812
Other (income) expense:
  Equity in (earnings) of subsidiaries                  (1,522)        (2,183)                         3,705
  Interest expense                                                      7,700               5                         7,705
  Other (income) expense                                    (2)          (395)          2,587                         2,190
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                      1,517          1,187           2,918         (3,705)         1,917
Income taxes (benefit)                                      (2)          (335)            735                           398
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $       1,519  $       1,522   $       2,183  $      (3,705) $       1,519
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1999


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Net sales                                        $              $      30,699   $      12,837  $              $      43,536
Cost of goods sold                                                     18,142           8,909                        27,051
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  12,557           3,928                        16,485
Selling, general and administrative                          2          5,031           2,290                         7,323
Amortization of intangibles                                               822              81                           903
Management fees                                                           276                                           276
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                   (2)         6,428           1,557                         7,983
Other (income) expense:
  Equity in (earnings) of subsidiaries                    (629)          (883)                         1,512
  Interest expense                                                      6,862                                         6,862
  Other (income) expense                                    (3)           (18)             74                            53
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                        630            467           1,483         (1,512)         1,068
Income taxes (benefit)                                                   (162)            600                           438
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $         630  $         629   $         883  $      (1,512) $         630
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Net sales                                        $              $      87,576   $      53,144  $              $     140,720
Cost of goods sold                                                     53,312          31,684                        84,996
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  34,264          21,460                        55,724
Selling, general and administrative                          7         19,111          10,923                        30,041
Amortization of intangibles                                             2,006             148                         2,154
Management fees                                                           550                                           550
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                   (7)        12,597          10,389                        22,979
Other (income) expense:
  Equity in (earnings) of subsidiaries                  (2,289)        (4,683)                         6,972
  Interest expense                                           1         15,160               5                        15,166
  Other (income) expense                                    (5)         1,389           3,075                         4,459
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                      2,286            731           7,309         (6,972)         3,354
Income taxes (benefit)                                      (1)        (1,558)          2,626                         1,067
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $       2,287  $       2,289   $       4,683  $      (6,972) $       2,287
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Net sales                                        $              $      60,678   $      25,414  $              $      86,092
Cost of goods sold                                                     36,364          17,425                        53,789
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  24,314           7,989                        32,303
Selling, general and administrative                         11         10,666           4,706                        15,383
Amortization of intangibles                                             1,646             165                         1,811
Management fees                                                           530                                           530
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (11)        11,472           3,118                        14,579
Other (income) expense:
  Equity in (earnings) of subsidiaries                    (292)        (1,720)                         2,012
  Interest expense                                                     13,745                                        13,745
  Other (income) expense                                    (5)            68             205                           268
                                                 -------------  -------------   -------------  -------------  -------------

         Income (loss) before income taxes                 286           (621)          2,913         (2,012)           566
Income taxes (benefit)                                      (2)          (913)          1,193                           278
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $         288  $         292   $       1,720  $      (2,012) $         288
                                                 ============== =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000


                                                                     DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Cash Flows From Operating Activities:
Net income                                       $       2,287  $       2,289   $       4,683  $      (6,972) $       2,287
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                         7,623           1,317                         8,940
  Equity in (earnings) loss of subsidiaries             (2,289)        (4,683)                         6,972
  Deferred income taxes and other                                      (1,455)           (541)                       (1,996)
  Foreign currency loss                                                   946           2,409                         3,355
  Changes in operating assets and liabilities               74         (7,945)          2,152                        (5,719)
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by (used in)
     operating activities                                   72         (3,225)         10,020                         6,867

Cash Flows From Investing Activities:
Capital expenditures                                                   (2,021)           (851)                       (2,872)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                                (2,021)           (851)                       (2,872)

Cash Flows From Financing Activities:
Payments on term loan                                   (1,250)                                                      (1,250)
Net borrowings on credit facilities                     (2,000)                                                      (2,000)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in financing activities                 (3,250)                                                      (3,250)

Intercompany transfers and dividends                     4,117          5,809          (9,926)
Effects of exchange rates on cash                                                         (75)                          (75)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                         939            563            (832)                          670
Cash and cash equivalents at
 beginning of period                                       377         (1,773)          1,904                           508
                                                 -------------  -------------   -------------  -------------  -------------

Cash and cash equivalents at end of period       $       1,316  $      (1,210)  $       1,072  $              $       1,178
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999


                                                                     DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Cash Flows From Operating Activities:
Net income                                       $         288  $         292   $       1,720  $      (2,012) $         288
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                         6,443           1,187                         7,630
  Equity in (earnings) loss of subsidiaries               (292)        (1,720)                         2,012
  Deferred income taxes and other                                        (851)                                         (851)
  Changes in operating assets and liabilities               96           (441)         (2,281)          (244)        (2,870)
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by (used in)
     operating activities                                   92          3,723             626           (244)         4,197

Cash Flows From Investing Activities:
Capital expenditures                                                   (1,598)         (1,712)                       (3,310)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                                (1,598)         (1,712)                       (3,310)

Cash Flows From Financing Activities:
Payments on term loans                                    (646)                                                        (646)
Net borrowings on credit facilities                     (2,874)                                                      (2,874)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in financing activities                 (3,520)                                                      (3,520)

Intercompany transfers and dividends                     1,293         (1,545)              8            244
Effects of exchange rates on cash                                                        (193)                         (193)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                      (2,135)           580          (1,271)                       (2,826)
Cash and cash equivalents at
 beginning of period                                     3,256           (955)          2,461                         4,762
                                                 -------------  -------------   -------------  -------------  -------------
Cash and cash equivalents at end of period       $       1,121  $        (375)  $       1,190  $              $       1,936
                                                 =============  =============   =============  =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 30, 1999 and October 19, 1999, the textile products operations of Armstrong World Industries, Inc. ("TPO") and Varn International ("Varn"), respectively, were acquired. Accordingly, the results of operations for historical as well as future periods may not be comparable to prior periods.

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:


                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                          --------------------------------    -------------------------------
                                                                 2000            1999             2000              1999
                                                          ---------------   --------------    --------------    -------------
                                                             $        %        $       %        $        %        $       %
                                                          ------    -----    -----   -----    -----    -----    -----   -----
Net sales                                                   70.3    100.0     43.5   100.0    140.7    100.0     86.1   100.0
Costs of goods sold                                         41.8     59.5     27.0    62.1     85.0     60.4     53.8    62.5
                                                          ------    -----    -----   -----    -----    -----    -----   -----
Gross profit                                                28.5     40.5     16.5    37.9     55.7     39.6     32.3    37.5
Selling, general and administrative expense                 15.3     21.8      7.3    16.8     30.0     21.4     15.4    17.9
Amortization of intangibles                                  1.1      1.5      0.9     2.1      2.1      1.5      1.8     2.1
Management fees                                              0.3      0.4      0.3     0.7      0.6      0.4      0.5     0.6
                                                          ------    -----    -----   -----    -----    -----    -----   -----
Operating profit                                            11.8     16.8      8.0    18.4     23.0     16.3     14.6    17.0
                                                          ======    =====    =====   =====    =====     ====    =====   =====


COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales increased to $70.3 million for the three months ended June 30, 2000, from $43.5 million for the comparable period in 1999, an increase of $26.8 million or 61.5%. Image Transfer's sales increased to $39.3 million for the three months ended June 30, 2000, from $36.2 million for the comparable period in 1999, an increase of $3.1 million or 8.2%. Image Transfer sales increased as a result of higher volumes across all markets, offset by a negative impact of $1.2 million related to foreign currency rate changes compared to the same period in 1999. Textile Products' sales increased to $14.3 million for the three months ended June 30, 2000, from $7.3 million for the comparable period in 1999, an increase of $7.0 million or 96.8%. Textile Products' sales increased primarily as a result of the purchase of TPO in late 1999. The acquisition of Varn contributed $16.7 million of net sales in the three months ended June 30, 2000.

Gross profit increased $12.0 million to $28.5 million for the three months ended June 30, 2000, from $16.5 million for the three months ended June 30, 1999, primarily as a result of the acquired operations of TPO and Varn in the three months ended June 30, 2000 and the increase in Image Transfer sales. As a percentage of net sales, gross profit increased to 40.5% for the three months ended June 30, 2000, compared to 37.9% for the three months ended June 30, 1999, primarily as a result of improved margins in the Textile Products business realized from efficiencies generated in combining TPO with the Company's existing Textile Products business.

Selling, general and administrative expense ("SG&A") increased to $15.3 million for the three months ended June 30, 2000, from $7.3 million for the comparable period in 1999, an increase of $8.0 million or 108.9%. Varn and TPO accounted for the majority of the increase. As a percentage of net sales, SG&A increased to approximately 21.8% from 16.8%. The increase in SG&A as a percent of sales is a result of slightly higher selling costs of Varn as compared to the other segments. Foreign currency rate changes had a minimal impact on SG&A in the second quarter of 2000 compared to the second quarter of 1999.

Amortization of intangibles increased to $1.1 million for the three months ended June 30, 2000, from $0.9 million for the comparable period in 1999, an increase of $0.2 million. The increase is a result of the amortization of intangibles from the Varn acquisition.

Operating profit increased to $11.8 million for the three months ended June 30, 2000, from $8.0 million, for the comparable period in 1999, an increase of $3.8 million or 48.0%. As a percentage of net sales, operating profit decreased to 16.8% for the three months ended June 30, 2000, from 18.4% for the comparable period in 1999.

Other expense was $2.2 million for the three months ended June 30, 2000, compared to $0.1 million for the three months ended June 30, 1999. The increase was primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate for the second quarter of 2000 was 20.8% compared to 41.0% for the second quarter of 1999. The lower effective tax rate in 2000 was impacted by tax benefits in countries with higher tax rates.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net sales increased to $140.7 million for the six months ended June 30, 2000, from $86.1 million for the comparable period in 1999, an increase of $54.6 million or 63.5%. Image Transfer's sales increased to $78.1 million for the six months ended June 30, 2000, from $71.4 million for the comparable period in 1999, an increase of $6.7 million or 9.3%. Image Transfer sales increased as a result of higher volumes across all markets, offset by a negative impact of $2.3 million related to foreign currency translation rate changes compared to the same period in 1999. Textile Products' sales increased to $29.9 million for the six months ended June 30, 2000, from $14.7 million for the comparable period in 1999, an increase of $15.2 million or 103.9%. Textile Products' sales increased primarily as a result of the purchase of TPO in late 1999. The acquisition of Varn contributed $32.7 million of net sales in the six months ended June 30, 2000.

Gross profit increased $23.4 million to $55.7 million for the six months ended June 30, 2000, from $32.3 million for the six months ended June 30, 1999, primarily as a result of the acquired operations of TPO and Varn in the six months ended June 30, 2000 and the increase in Image Transfer sales. As a percentage of net sales, gross profit increased to 39.6% for the six months ended June 30, 2000, compared to 37.5% for the six months ended June 30, 1999, primarily as a result of improved margins in the Textile Products business realized from efficiencies generated in combining TPO with the Company's existing Textile Products business.

Selling, general and administrative expense ("SG&A") increased to $30.0 million for the six months ended June 30, 2000, from $15.4 million for the comparable period in 1999, an increase of $14.6 million or 95.3%. Varn and TPO accounted for almost the entire increase. As a percentage of net sales, SG&A increased to approximately 21.4% from 17.9%. The increase in SG&A as a percent of sales is a result of higher selling costs of Varn as compared to the other segments.

Amortization of intangibles increased to $2.1 million for the six months ended June 30, 2000, from $1.8 million for the comparable period in 1999, an increase of $0.3 million. The increase is a result of the amortization of intangibles from the Varn acquisition.

Operating profit increased to $23.0 million for the six months ended June 30, 2000, from $14.6 million, for the comparable period in 1999, an increase of $8.4 million or 57.6%. As a percentage of net sales, operating profit decreased to 16.3% for the six months ended June 30, 2000, from 17.0% for the comparable period in 1999.

Other expense was $4.5 million for the six months ended June 30, 2000, compared to $0.3 million for the six months ended June 30, 1999. The increase was primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate for the first half of 2000 was 31.8% compared to 49.1% for the first half of 1999. The lower effective tax rate in 2000 was impacted by tax benefits in countries with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. Utilizing converters and distributors to distribute the majority of its products, the Company is able to maintain relatively minimal levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

Cash Flows From Operating Activities. Cash flows provided by operations for the six months ended June 30, 2000 and 1999, were $6.9 million and $4.2 million, respectively.

Cash Flows From Investing Activities. Capital expenditures were $2.9 million and $3.3 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures are expected to be higher in the second half of 2000 than in the first half of the year.

Cash Flows From Financing Activities. In the first half of 2000, the Company repaid $2.0 million on its Revolving Credit Facility. The Company paid $1.3 million on its outstanding term loan in the six months ended June 30, 2000. As of June 30, 2000, there was $3.5 million outstanding under the Revolving Credit Facility and the Company had approximately $15.4 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

The Company's aggregate indebtedness at June 30, 2000, is approximately $276.5 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $46.1 million and the Convertible Preferred Stock is $43.4 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company conducts a significant amount of business and has operating and sales facilities in countries outside the United States. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located, the stand-alone nature of the operations, the Company's limited net asset exposure, forward foreign exchange contract practices and pricing flexibility. Thus, while changes in foreign currency values do affect earnings, management does not expect the longer-term economic effect of these changes to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract amount of these foreign exchange contracts was approximately $7.8 million at June 30, 2000 and approximately $0.9 million at December 31, 1999. These contracts generally expire within three to twelve months. Foreign currency transaction losses, included in other (income) expense, were $4.5 million in 2000 and $0.3 million in 1999.

INTEREST RATE RISKS

The Company is subject to market risk from exposure to changes in interest rates. The Company has the Notes and the Revolving Credit Facility to maintain the desired level of exposure to risk of interest rate fluctuations and to minimize interest expense. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2000, although there can be no assurances that interest rates will not materially change.

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

                  None




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Day International Group, Inc.
                                             -----------------------------------
                                                         (Registrant)


Date: August 11, 2000                        /s/ Thomas J. Koenig
      -----------------------                -----------------------------------
                                             Thomas J. Koenig
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)