Form 10-Q
period 2000-09-30
DAY INTERNATIONAL GROUP INC
filed 2000-11-07
CIK 946991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C, 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000
      -------------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................ to .....................


Commission File Number 33-93644 and 333-50839
                       ----------------------

                          DAY INTERNATIONAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                31-1436349
---------------------------------                   -------------
 (State or other jurisdiction                  (I.R.S. Employer ID No.)
of incorporation or organization)


  130 West Second Street, Suite 1700, Dayton, Ohio            45402
--------------------------------------------------            --------
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

The number of Common Shares, $0.01 per share par value, outstanding as of November 1, 2000, was 23,298.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                      Pages
                                                                                      -----
PART I  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets as of September 30, 2000
                and December 31, 1999                                                   3

                Condensed Consolidated Statements of Operations for the three
                and nine months ended September 30, 2000 and 1999                       4

                Condensed Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2000 and 1999                                5

                Notes to Condensed Consolidated Financial Statements                  6 - 16

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                17 - 20

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20 - 21

PART II  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                                       21

       Signature                                                                       21


                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                           2000              1999
                                                                                     ----------       -----------

          ASSETS

Cash and cash equivalents                                                            $    2,687       $       508
Accounts receivable (less allowance for doubtful accounts of
         $2,601 and $2,141)                                                              37,079            35,240
Inventories                                                                              34,764            32,831
Other current assets                                                                      9,378             6,831
                                                                                     ----------       -----------

         Total current assets                                                            83,908            75,410

Property, plant and equipment (net of accumulated depreciation of
         $24,904 and $21,821)                                                            66,789            69,739
Goodwill and other intangible assets (net of accumulated amortization of $40,169
         and $32,832)                                                                   172,285           178,088
Other assets                                                                              8,717             8,267
                                                                                     ----------       -----------
TOTAL ASSETS                                                                         $  331,699       $   331,504
                                                                                     ==========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                     $    8,086       $     8,903
Current maturities of long-term debt                                                      6,563             3,361
Other current liabilities                                                                30,952            29,486
                                                                                     ----------       -----------

         Total current liabilities                                                       45,601            41,750

Long-term and subordinated long-term debt                                               267,438           276,469
Other long-term liabilities                                                              21,462            21,257
Commitments and contingencies
                                                                                     ----------       -----------
         Total liabilities                                                              334,501           339,476

Exchangeable preferred stock                                                             45,971            41,745

STOCKHOLDERS' EQUITY (DEFICIT):
  18% convertible cumulative preferred shares                                            44,924            39,711
  Common shares                                                                               1                 1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                                  (68,772)          (68,772)
  Retained earnings (deficit)                                                           (20,596)          (15,542)
  Foreign currency translation adjustment                                                (4,330)           (5,115)
                                                                                     ----------       -----------

         Total stockholders' equity (deficit)                                           (48,773)          (49,717)
                                                                                     ----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $  331,699       $   331,504
                                                                                     ==========       ===========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                          -------------                  -------------
                                                                        2000            1999            2000           1999
                                                                 -----------     -----------     -----------     ----------

NET SALES                                                        $    69,767     $    44,569     $   210,487     $  130,660

COST OF GOODS SOLD                                                    41,964          27,942         126,960         81,730
                                                                 -----------     -----------     -----------     ----------

GROSS PROFIT                                                          27,803          16,627          83,527         48,930

SELLING, GENERAL AND ADMINISTRATIVE                                   14,550           7,407          44,591         22,790
AMORTIZATION OF INTANGIBLES                                            1,069             903           3,223          2,714
MANAGEMENT FEES                                                          275             276             825            806
                                                                 -----------     -----------     -----------     ----------

OPERATING PROFIT                                                      11,909           8,041          34,888         22,620

OTHER EXPENSES:
  Interest expense (including amortization of deferred
         financing cost of $576, $600, $1,728 and $1,800)              7,522           6,863          22,688         20,608
  Other (income) expense                                               1,331              69           5,790            337
                                                                 -----------     -----------     -----------     ----------

                                                                       8,853           6,932          28,478         20,945
                                                                 -----------     -----------     -----------     ----------

INCOME BEFORE INCOME TAXES                                             3,056           1,109           6,410          1,675

INCOME TAX EXPENSE                                                       958             480           2,025            757
                                                                 -----------     -----------     -----------     ----------

NET INCOME                                                             2,098             629           4,385            918

PREFERRED STOCK DIVIDENDS                                             (3,146)         (1,260)         (9,298)        (3,650)

AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS                           (47)            (42)           (141)          (126)
                                                                 -----------     -----------     -----------     ----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                        $    (1,095)    $      (673)    $    (5,054)    $   (2,858)
                                                                 ===========     ===========     ===========     ==========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                           2000              1999
                                                                                     ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    4,385        $      918
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                          13,366            11,731
  Deferred income taxes                                                                  (2,742)             (959)
  Foreign currency loss                                                                   3,815
  Change in operating assets and liabilities                                             (3,815)           (4,740)
                                                                                     ----------       -----------
         Net cash provided by operating activities                                       15,009             6,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions                                                               (2,329)          (10,464)
Capital expenditures                                                                     (5,204)           (4,281)
Other                                                                                       742
                                                                                     ----------       -----------
         Net cash used in investing activities                                           (6,791)          (14,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                                    (4,360)             (969)
Net borrowings (payments) on revolving credit facility                                   (1,500)            4,590
                                                                                     ----------       -----------
         Net cash provided by (used in) financing activities                             (5,860)            3,621

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (179)             (208)
                                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents                                      2,179            (4,382)
Cash and cash equivalents at beginning of period                                            508             4,762
                                                                                     ----------       -----------

Cash and cash equivalents at end of period                                           $    2,687       $       380
                                                                                     ==========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
NON CASH TRANSACTIONS:
  Preferred stock dividends                                                          $    9,298       $     3,650
                                                                                     ==========       ===========
  Amortization of preferred stock discount                                           $      141       $       126
                                                                                     ==========       ===========

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

B.       INVENTORIES

Inventories as of September 30, 2000 and December 31, 1999, consists of:

                                                SEPTEMBER          DEC. 31,
                                                 30, 2000            1999
                                                -----------      -----------

Finished goods                                  $   18,431       $    16,386
Work in process                                      5,612             6,232
Raw materials                                       10,721            10,213
                                                ----------       -----------
                                                $   34,764       $    32,831
                                                ==========       ===========

C.       BUSINESS SEGMENTS

The Company produces precision engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry, fiber handling products for the textile industry and pressroom chemicals and automatic dampening systems for the printing industry. The Image Transfer segment designs, manufactures and markets high-quality printing blankets and sleeves used in the offset and flexographic printing industries. The Textile Products segment manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. The Varn segment designs, manufactures and markets pressroom chemicals and automatic dampening systems used in the printing industry.

Segment performance is evaluated based on operating profit results compared to the annual operating plan. Intersegment sales and transfers are not material.

The Company manages the three segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies.


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                          -------------                      -------------
                                                        2000              1999             2000              1999
                                                  ----------       -----------       ----------       -----------
Third party sales:
  Image Transfer                                  $   40,173       $    37,400       $  118,226       $   108,731
  Textile Products                                    13,853             7,169           43,791            21,929
  Varn                                                15,741                             48,470
                                                  ----------       -----------       ----------       -----------
         Total                                    $   69,767       $    44,569       $  210,487       $   130,660
                                                  ==========       ===========       ==========       ===========

Segment operating profit:
  Image Transfer                                  $   11,427       $    10,694       $   32,356       $    29,265
  Textile Products                                     2,022               262            6,119             1,012
  Varn                                                 1,199                              4,467
                                                  ----------       -----------       ----------       -----------
         Total                                    $   14,648       $    10,956       $   42,942       $    30,277
                                                  ==========       ===========       ==========       ===========


The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                          -------------                      -------------
                                                        2000              1999             2000              1999
                                                  ----------       -----------       ----------       -----------

Segment operating profit                          $   14,648       $    10,956       $   42,942       $    30,277
APB #16 depreciation and amortization                 (1,166)           (1,622)          (3,451)           (3,666)
Non-allocated corporate expenses                        (229)             (114)            (555)             (471)
Amortization of intangibles                           (1,069)             (903)          (3,223)           (2,714)
Management fees                                         (275)             (276)            (825)             (806)
                                                  ----------       -----------       ----------       -----------

         Total operating profit                   $   11,909       $     8,041       $   34,888       $    22,620
                                                  ==========       ===========       ==========       ===========


D.       COMPREHENSIVE INCOME (LOSS)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                          -------------                      -------------
                                                        2000              1999             2000              1999
                                                  ----------       -----------       ----------       -----------

Net income                                        $    2,098       $       629       $    4,385       $       918
Foreign currency translation adjustment                  146             1,114              785            (1,644)
                                                  ----------       -----------       ----------       -----------

Comprehensive income (loss)                       $    2,244       $     1,743       $    5,170       $      (726)
                                                  ==========       ===========       ==========       ===========

E.       CONTINGENCIES

Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. A previous owner, M.A. Hanna, has agreed to indemnify the Company for certain of the costs associated with these matters.

F.       NEW ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 will be effective for the Company as of January 1, 2001. The Company is evaluating the impact of SFAS No. 133 on its financial statements and risk management practices. This Statement is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC"), issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB clarifies the SEC's position on various revenue recognition issues and allows until the fourth quarter of the year ending December 31, 2000, for companies to comply with the guidance. The Company does not expect the SAB to have an impact on its consolidated results of operations, financial position or cash flows as its revenue recognition policies are in compliance with the guidance.

G.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in its wholly-owned subsidiaries. Intercompany notes are in place which effectively transfer the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of September 30, 2000 and December 31, 1999, and the supplemental combining condensed statements of operations and cash flows for the three months and nine months ended September 30, 2000 and 1999, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
ASSETS
Cash and cash equivalents                        $         949  $        (938)  $       2,676  $              $       2,687
Accounts receivable - net                                              19,228          17,851                        37,079
Inventories                                                            22,183          12,581                        34,764
Other current assets                                                    4,212           5,166                         9,378
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT ASSETS                              949         44,685          38,274                        83,908
Intercompany                                           272,690                                      (272,690)
Property, plant and equipment, net                                     47,789          19,000                        66,789
Investment in subsidiaries                             (46,584)        34,810           3,219          8,555
Intangible and other assets                                           166,570          14,432                       181,002
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL ASSETS                            $     227,055  $     293,854   $      74,925  $    (264,135) $     331,699
                                                 =============  =============   =============  =============  =============

LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                 $              $       4,072   $       4,014  $              $       8,086
Current maturities of long-term debt                     6,533                             30                         6,563
Other current liabilities                                4,701         13,718          12,533                        30,952
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT LIABILITIES                      11,234         17,790          16,577                        45,601
Intercompany                                           (51,863)       316,968           1,519       (266,624)
Long-term and subordinated long-term
  debt                                                 266,157                          1,281                       267,438
Other long-term liabilities                                            16,276           5,186                        21,462
Exchangeable preferred stock                            45,971                                                       45,971
Total stockholders' equity (deficit)                   (44,444)       (57,180)         50,362          2,489        (48,773)
                                                 -------------   ------------   -------------  -------------  -------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                  $     227,055  $     293,854   $      74,925  $    (264,135) $     331,699
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
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Net sales                                        $              $      44,887   $      24,880  $              $      69,767
Cost of goods sold                                                     26,970          14,994                        41,964
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  17,917           9,886                        27,803
Selling, general and administrative                         17          9,239           5,294                        14,550
Amortization of intangibles                                             1,001              68                         1,069
Management fees                                                           275                                           275
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (17)         7,402           4,524                        11,909
Other (income) expense:
  Equity in (earnings) of subsidiaries                  (2,106)        (1,993)                         4,099
  Interest expense                                                      7,517               5                         7,522
  Other (income) expense                                    (5)          (212)          1,548                         1,331
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                      2,094          2,090           2,971         (4,099)         3,056
Income taxes (benefit)                                      (4)           (16)            978                           958
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $       2,098  $       2,106   $       1,993  $      (4,099) $       2,098
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Net sales                                        $              $      31,739   $      12,830  $              $      44,569
Cost of goods sold                                                     18,892           9,050                        27,942
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  12,847           3,780                        16,627
Selling, general and administrative                          1          5,145           2,261                         7,407
Amortization of intangibles                                               822              81                           903
Management fees                                                           276                                           276
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                   (1)         6,604           1,438                         8,041
Other (income) expense:
  Equity in (earnings) of subsidiaries                    (625)          (762)                         1,387
  Interest expense                                                      6,863                                         6,863
  Other (income) expense                                    (9)           (33)            111                            69
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                        633            536           1,327         (1,387)         1,109
Income taxes (benefit)                                       4            (89)            565                           480
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $         629  $         625   $         762  $      (1,387) $         629
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Net sales                                        $              $     132,463   $      78,024  $              $     210,487
Cost of goods sold                                                     80,282          46,678                       126,960
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  52,181          31,346                        83,527
Selling, general and administrative                         24         28,350          16,217                        44,591
Amortization of intangibles                                             3,007             216                         3,223
Management fees                                                           825                                           825
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (24)        19,999          14,913                        34,888
Other (income) expense:
  Equity in (earnings) of subsidiaries                  (4,395)        (6,676)                        11,071
  Interest expense                                           1         22,677              10                        22,688
  Other (income) expense                                   (10)         1,177           4,623                         5,790
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                      4,380          2,821          10,280        (11,071)         6,410
Income taxes (benefit)                                      (5)        (1,574)          3,604                         2,025
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $       4,385  $       4,395   $       6,676  $     (11,071) $       4,385
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Net sales                                        $              $      92,417   $      38,243  $              $     130,660
Cost of goods sold                                                     55,256          26,474                        81,730
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  37,161          11,769                        48,930
Selling, general and administrative                         12         15,811           6,967                        22,790
Amortization of intangibles                                             2,468             246                         2,714
Management fees                                                           806                                           806
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (12)        18,076           4,556                        22,620
Other (income) expense:
  Equity in (earnings) of subsidiaries                    (917)        (2,482)                         3,399
  Interest expense                                                     20,608                                        20,608
  Other (income) expense                                   (14)            35             316                           337
                                                 -------------  -------------   -------------  -------------  -------------

         Income (loss) before income taxes                 919            (85)          4,240         (3,399)         1,675
Income taxes (benefit)                                       1         (1,002)          1,758                           757
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $         918  $         917   $       2,482  $      (3,399) $         918
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                     DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Cash Flows From Operating Activities:
Net income                                       $       4,385  $       4,395   $       6,676  $     (11,071) $       4,385
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                        11,439           1,927                        13,366
  Equity in (earnings) loss of subsidiaries             (4,395)        (6,676)                        11,071
  Deferred income taxes and other                                      (1,631)         (1,111)                       (2,742)
  Foreign currency loss                                                   290           3,525                         3,815
  Changes in operating assets and liabilities               71         (8,811)          4,925                        (3,815)
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by (used in)
     operating activities                                   61           (994)         15,942                        15,009

Cash Flows From Investing Activities:
Cash paid for acquisitions                                             (2,329)                                       (2,329)
Capital expenditures                                                   (3,464)         (1,740)                       (5,204)
Other                                                                                     742                           742
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                                (5,793)           (998)                       (6,791)

Cash Flows From Financing Activities:
Payments on term loan                                   (4,250)                          (110)                       (4,360)
Net payments on credit facilities                       (1,500)                                                      (1,500)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in financing activities                 (5,750)                          (110)                       (5,860)

Intercompany transfers and dividends                     6,261          7,622         (13,883)
Effects of exchange rates on cash                                                        (179)                         (179)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                         572            835             772                         2,179
Cash and cash equivalents at
 beginning of period                                       377         (1,773)          1,904                           508
                                                 -------------  -------------   -------------  -------------  -------------

Cash and cash equivalents at end of period       $         949  $        (938)  $       2,676  $              $       2,687
                                                 =============  ==============  =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                     DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Cash Flows From Operating Activities:
Net income                                       $         918  $         917   $       2,482  $      (3,399) $         918
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                        10,062           1,669                        11,731
  Equity in (earnings) loss of subsidiaries               (917)        (2,482)                         3,399
  Deferred income taxes and other                                        (959)                                         (959)
  Changes in operating assets and liabilities              102         (1,638)         (2,372)          (832)        (4,740)
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by (used in)
     operating activities                                  103          5,900           1,779           (832)         6,950

Cash Flows From Investing Activities:
Cash paid for acquisition                              (10,464)                                                     (10,464)
Capital expenditures                                                   (2,604)         (1,677)                       (4,281)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                (10,464)        (2,604)         (1,677)                      (14,745)

Cash Flows From Financing Activities:
Payments on term loans                                    (969)                                                        (969)
Net borrowings on credit facilities                      4,590                                                        4,590
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash provided by financing activities              3,621                                                        3,621

Intercompany transfers and dividends                     4,498         (3,771)         (1,559)           832
Effects of exchange rates on cash                                                        (208)                         (208)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                      (2,242)          (475)         (1,665)                       (4,382)
Cash and cash equivalents at
 beginning of period                                     3,256           (955)          2,461                         4,762
                                                 -------------  -------------   -------------  -------------  -------------
Cash and cash equivalents at end of period       $       1,014  $      (1,430)  $         796  $              $         380
                                                 =============  =============   =============  =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 30, 1999 and October 19, 1999, the textile products operations of Armstrong World Industries, Inc. ("TPO") and Varn International ("Varn"), respectively, were acquired. Accordingly, the results of operations for historical as well as future periods may not be comparable to prior periods.

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:


                                                               Three Months Ended                   Nine Months Ended
                                                               ------------------                   -----------------
                                                                  September 30,                       September 30,
                                                                  -------------                       -------------
                                                              2000              1999             2000              1999
                                                              ----              ----             ----              ----
                                                            $        %        $       %        $        %        $         %
                                                          ------    -----    -----   -----  -------    -----    -----     ---
Net sales                                                   69.8    100.0     44.6   100.0    210.5    100.0    130.7   100.0
Costs of goods sold                                         42.0     60.1     27.9    62.6    127.0     60.3     81.7    62.5
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Gross profit                                                27.8     39.9     16.6    37.4     83.5     39.7     48.9    37.5
Selling, general and administrative expense                 14.5     20.9      7.4    16.6     44.6     21.2     22.8    17.4
Amortization of intangibles                                  1.1      1.5      0.9     2.0      3.2      1.5      2.7     2.1
Management fees                                              0.3      0.4      0.3     0.7      0.8      0.4      0.8     0.6
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Operating profit                                            11.9     17.1      8.0    17.9     34.9     16.6     22.6    17.3
                                                          ======  =======  =======  ======   ======  =======  =======  ======

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net sales increased to $69.8 million for the three months ended September 30, 2000, from $44.6 million for the comparable period in 1999, an increase of $25.2 million or 56.5%. Image Transfer's sales increased to $40.1 million for the three months ended September 30, 2000, from $37.4 million for the comparable period in 1999, an increase of $2.7 million or 7.4%. Image Transfer sales increased as a result of higher volumes across all markets, offset by a negative impact of $1.5 million related to foreign currency rate changes compared to the same period in 1999. Textile Products' sales increased to $13.9 million for the three months ended September 30, 2000, from $7.2 million for the comparable period in 1999, an increase of $6.7 million or 94.0%. Textile Products' sales increased primarily as a result of the purchase of TPO in late 1999. The acquisition of Varn contributed $15.8 million of net sales in the three months ended September 30, 2000.

Gross profit increased $11.2 million to $27.8 million for the three months ended September 30, 2000, from $16.6 million for the three months ended September 30, 1999, primarily as a result of the acquired operations of TPO and Varn in the three months ended September 30, 2000 and the increase in Image Transfer sales. As a percentage of net sales, gross profit increased to 39.9% for the three months ended September 30, 2000, compared to 37.4% for the three months ended September 30, 1999, primarily as a result of improved margins in the Textile Products business realized from efficiencies generated in combining TPO with the Company's existing Textile Products business.

Selling, general and administrative expense ("SG&A") increased to $14.5 million for the three months ended September 30, 2000, from $7.4 million for the comparable period in 1999, an increase of $7.1 million or 96.4%. Varn and TPO accounted for the majority of the increase. As a percentage of net sales, SG&A increased to approximately 20.9% from 16.6%. The increase in SG&A as a percent of sales is a result of higher selling costs of Varn as compared to the other segments. Foreign currency rate changes had a minimal impact on SG&A in the third quarter of 2000 compared to the third quarter of 1999.

Amortization of intangibles increased to $1.1 million for the three months ended September 30, 2000, from $0.9 million for the comparable period in 1999, an increase of $0.2 million. The increase is a result of the amortization of intangibles from the Varn acquisition.

Operating profit increased to $11.9 million for the three months ended September 30, 2000, from $8.0 million, for the comparable period in 1999, an increase of $3.9 million or 48.1%. As a percentage of net sales, operating profit decreased to 17.1% for the three months ended September 30, 2000, from 17.9% for the comparable period in 1999.

Other expense was $1.3 million for the three months ended September 30, 2000, compared to $0.1 million for the three months ended September 30, 1999. The increase was primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate for the third quarter of 2000 was 31.3% compared to 43.3% for the third quarter of 1999. The lower effective tax rate in 2000 resulted primarily from the tax benefit of the foreign currency transaction losses in countries with higher tax rates.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net sales increased to $210.5 million for the nine months ended September 30, 2000, from $130.7 million for the comparable period in 1999, an increase of $79.8 million or 61.1%. Image Transfer's sales increased to $118.2 million for the nine months ended September 30, 2000, from $108.7 million for the comparable period in 1999, an increase of $9.5 million or 8.7%. Image Transfer sales increased as a result of higher volumes across all markets, offset by a negative impact of $3.7 million related to foreign currency translation rate changes compared to the same period in 1999. Textile Products' sales increased to $43.8 million for the nine months ended September 30, 2000, from $21.9 million for the comparable period in 1999, an increase of $21.9 million or 99.7%. Textile Products' sales increased primarily as a result of the purchase of TPO in late 1999. The acquisition of Varn contributed $48.5 million of net sales in the nine months ended September 30, 2000.

Gross profit increased $34.6 million to $83.5 million for the nine months ended September 30, 2000, from $48.9 million for the nine months ended September 30, 1999, primarily as a result of the acquired operations of TPO and Varn in the nine months ended September 30, 2000 and the increase in Image Transfer sales. As a percentage of net sales, gross profit increased to 39.7% for the nine months ended September 30, 2000, compared to 37.4% for the nine months ended September 30, 1999, primarily as a result of improved margins in the Textile Products business realized from efficiencies generated in combining TPO with the Company's existing Textile Products business.

Selling, general and administrative expense ("SG&A") increased to $44.6 million for the nine months ended September 30, 2000, from $22.8 million for the comparable period in 1999, an increase of $21.8 million or 95.7%. Varn and TPO accounted for almost the entire increase. As a percentage of net sales, SG&A increased to approximately 21.2% from 17.4%. The increase in SG&A as a percent of sales is a result of higher selling costs of Varn as compared to the other segments.

Amortization of intangibles increased to $3.2 million for the nine months ended September 30, 2000, from $2.7 million for the comparable period in 1999, an increase of $0.5 million. The increase is a result of the amortization of intangibles from the Varn acquisition.

Operating profit increased to $34.9 million for the nine months ended September 30, 2000, from $22.6 million, for the comparable period in 1999, an increase of $12.3 million or 54.2%. As a percentage of net sales, operating profit decreased to 16.6% for the nine months ended September 30, 2000, from 17.3% for the comparable period in 1999.

Other expense was $5.8 million for the nine months ended September 30, 2000, compared to $0.3 million for the nine months ended September 30, 1999. The increase was primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate for the nine months ended September 30, 2000 was 31.6% compared to 45.2% for the nine months ended September 30, 1999. The lower effective tax rate in 2000 resulted primarily from the tax benefit of the foreign currency transaction losses in countries with higher tax rates.

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

Cash Flows From Operating Activities. Cash flows provided by operations for the nine months ended September 30, 2000 and 1999, were $15.0 million and $6.9 million, respectively. The increase is primarily due to operating cash flows from the businesses acquired in 1999.

Cash Flows From Investing Activities. Capital expenditures were $5.2 million and $4.3 million for the nine months ended September 30, 2000 and 1999, respectively.

Cash Flows From Financing Activities. In the nine months ended September 30, 2000, the Company paid $1.5 million on its Revolving Credit Facility. The Company paid $4.4 million on its outstanding term loan and capital lease in the nine months ended September 30, 2000. As of September 30, 2000, there was $4.0 million outstanding under the Revolving Credit Facility and the Company had approximately $14.9 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

The Company's aggregate indebtedness at September 30, 2000, is approximately $274.0 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $47.6 million and the Convertible Preferred Stock is $45.1 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract amount of these foreign exchange contracts was approximately $4.1 million at September 30, 2000 and approximately $0.9 million at December 31, 1999. These contracts generally expire within three to twelve months. Foreign currency transaction losses, included in other (income) expense, were $6.0 million in 2000 and $0.3 million in 1999.

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

COMMODITY RISKS

Rubber polymers and fabrics are key components in most of the Company's Image Transfer and Textile products. The Company is exposed to changes in the costs of these components. Varn is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Varn's products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. During the year, the Company has instituted several price increases to offset the impact of increases in petroleum prices on its raw material costs. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.

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

                                              Day International Group, Inc.
                                              -----------------------------
                                                       (Registrant)


                Date:   November 6, 2000       /s/ Thomas J. Koenig
                        ----------------      ---------------------
                                              Thomas J. Koenig
                                              Vice President and
                                               Chief Financial Officer
                                              (Principal Financial Officer)