Form 10-K405
period 2000-12-31
DAY INTERNATIONAL GROUP INC
filed 2001-03-30
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                   COMMISSION FILE NO. 33-93644 AND 333-51839

                          DAY INTERNATIONAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                         31-1436349
---------------------------                  -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At the close of business on March 16, 2001:

         Number of shares of common stock outstanding               23,298

         Aggregate market value of the Company's voting
         and non-voting common stock held by non-affiliates       $      0

DOCUMENTS INCORPORATED BY REFERENCE - None

Except as otherwise stated or unless the context otherwise requires, references to the "Company" include Day International Group, Inc., a Delaware corporation which is the Registrant, and each of its subsidiaries. The Company's address is P.O. Box 338, 130 West Second Street, Dayton, Ohio 45401-0338, and its telephone number is (937) 224-4000.

Except as otherwise stated, the information contained in this report is given as of December 31, 2000, the end of the Company's latest fiscal year.

SAFE HARBOR STATEMENT; INDUSTRY DATA

This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933. These are subject to certain risks and uncertainties, including those identified below, which could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. The words "believe," "anticipate," "expect," "intend," "will likely result," "will continue," and similar expressions identify forward-looking statements.

Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to (i) the effect of leverage, including the limitations imposed by the Company's various debt instruments; (ii) risks related to significant operations in foreign countries, including the translation of operating results to the U.S. dollar; (iii) the timely development and market acceptance of new products; (v) the impact of competitive products and pricing; (v) the effect of changing general and industry specific economic conditions; (vi) the impact of environmental regulations; and (vii) the potential for technology obsolescence.

While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that any such forward-looking statements will be achieved or accomplished. The Company is under no obligation to update any forward-looking statements to the extent it becomes aware that they are not achieved or likely to be achieved for any reason.

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

                                     PART I

ITEM 1.  BUSINESS

COMPANY BACKGROUND

The Company is one of the world's leading producers of precision engineered rubber products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and fiber handling products for the textile industry. The Company is also a leading manufacturer and marketer of pressroom chemicals and automatic dampening systems for the graphic arts (printing) industry. The printing components division ("Image Transfer") is the world's largest designer, manufacturer and marketer of high-quality printing blankets and sleeves for use in offset printing. The Company estimates that in 2000 it had the number one market share in offset-printing blankets and sleeves in North America and worldwide. The Company is one of the world's largest manufacturers and marketers of sleeves for use in flexographic printing. The textiles component division ("Textile Products") is one of the largest U.S. manufacturers and marketers of precision engineered rubber cots, aprons and other fabricated rubber fiber handling components sold to textile yarn spinners worldwide. Varn International ("Varn") is a leading worldwide supplier of pressroom chemicals to the printing industry. Varn also manufactures the Kompac brand of automatic dampening systems for printing presses.

Affiliates of GSC Partners, Inc. and SG Capital Partners LLC own substantially all of the common stock of the Company, with the Company's management holding the balance of the common stock.

Effective December 31, 1998, the Company acquired Rotec Hulsensysteme GmbH ("Rotec"). Rotec is a world leader in sleeve technology, producing a wide array of sleeves and rollers used in the flexographic printing process.

On September 30, 1999, the Company acquired the textile products operations of Armstrong World Industries, Inc. ("TPO") for $13.5 million in cash. TPO is a leading manufacturer and marketer of high-end precision engineered rubber cots and aprons sold to textile yarn spinners worldwide and was a major competitor of Day's textile division. This business was merged with Day's textile division to create one business that manufactures and markets two brands, DAYtex(R) and Accotex(R).

On October 19, 1999, the Company completed its acquisition of the stock of privately-held Varn for $61.8 million in cash, net of cash acquired of $1.2 million.

See the Notes to the Consolidated Financial Statements for more information on business segments.

IMAGE TRANSFER

Offset printing blankets are highly engineered products manufactured to narrow tolerances and precise specifications. They are composed of multiple layers of fabric, rubber and adhesives which determine performance features on the printing press and overall quality of the printing job. Offset printing sleeves are highly engineered "tubular" blankets which operate at speeds 20% to 30% faster than those of standard presses. Blankets and sleeves accept ink from cylindrical printing plates and transfer it to a broad range of paper stocks and other substrates. Blankets and sleeves are a major determinant of the quality of the image resolution and consistency of the printed material, as they are required to perform consistently over a broad range of press speeds and printing pressures with a wide variety of papers, inks and other chemicals. Blankets and sleeves are consumable and are replaced at regular intervals depending on the process used and printing requirements. Due to the importance of blankets and sleeves in determining the overall quality of the printing job, and because their cost typically represents less than 1% of the cost of the printed page, price is a secondary factor in the end-user's purchase decision.

Offset is the primary printing process for long-run, high-speed applications, such as the printing of magazines, annual reports, catalogs, direct mail and newspapers. Flexographic and digital, two other printing processes, are currently used primarily in short-run, lower speed applications, such as for printing brochures and packaging material. The Company believes that applications for image transfer products within flexographic and digital printing processes will increase significantly and that advances in digital technologies will complement offset printing processes. It is generally expected that the demand for these processes will grow rapidly and that they will be used for an increasing amount of printing jobs. If these other technologies develop so that they compete effectively with offset printing in the high-speed, long-run segment of the printing industry, and such technologies are widely adopted, the business of Image Transfer could be adversely affected. There can be no assurance that the Company will be able to effectively develop products for these technologies or to maintain its market leadership if such processes replace offset printing to any significant extent. The Company is developing blankets, sleeves and belts for these new printing machine technologies in conjunction with the companies working on the printing machine technologies. Due to the large number of offset printing presses installed in the United States, management expects that the offset process will continue to be the method of choice for high-quality, low-cost long runs, and the majority of the sales of Image Transfer are generated by products designed for use in offset printing.

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

The Company's leading printing blankets are the 9500 dayGraphica(R), 4000 dayGraphica(R), 3000 Patriot(R), 3610 dayGraphica(R), 8500 AccuDot(R), QuantaLith(R) Gold and QuantaLith(R) Blue lines which produce high-quality images, particularly on high-speed printing presses. In addition to its traditional line of printing blankets, the Company is one of four global licensees to manufacture tubular, seamless printing sleeves for use on Heidelberg Web Press, Inc.'s "gapless" webpresses, the next generation of high-speed presses.

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

Image Transfer also manufactures and sells two lines of specialty products consisting of (i) pre-inked porous rolls for use in business machines, automated bank teller machines, ticket machines and credit card imprinters and (ii) cast urethane mats used by the box board corrugating industry as a backing material in cutting operations. The Company also sells printing accessories such as cylinder packing papers and aluminum bars for mounting blankets onto press cylinders.

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

Image Transfer's sales force calls directly on all of the leading end-users in their markets and promotes the quality and technical features of the Company's products to pressroom foremen, purchasing agents, plant managers and press operators who then order the Company's products from an authorized value-added dealer. These dealers, known as converters, typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. In addition, the sales and technical associates work directly with large end-users to identify the printing blankets and sleeves that best suit that printer's particular needs and formulate solutions to complex printing problems. In 2000, approximately 84% of U.S. sales of printing blankets and sleeves were made through value-added converters and dealers whose efforts are supported by the Company's sales and technical professionals. Sales made to National Offset Blanket ("National Offset"), a major U.S. converter, accounted for approximately 12% of total net sales in 2000, 11% in 1999 and 12% in 1998. The Company's sales to National Offset are not governed by a written contract between the parties. In the event that National Offset was to significantly reduce or terminate its purchases of blankets and sleeves from the Company, the Company's financial condition or results of operations could be adversely affected. The Company has not received any indication that National Offset intends to discontinue or otherwise substantially reduce its relationship with the Company.

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

TEXTILE PRODUCTS

The Textile Products segment manufactures highly engineered rubber rollers, known as cots, and flexible belts, known as aprons, for utilization in yarn spinning machinery. Industry reports characterize the United States as the most technologically advanced producer of textile products in the world. As a result of continuing technological improvements in automated high-speed spinning frames, customers are demanding cots and aprons of higher quality and greater flexibility to meet their specialized needs and are willing to pay a premium for cots and aprons that meet these standards. The Company is known as a leader in technological innovation and quality and has the broadest line of cots and aprons and related products of any domestic manufacturer.

Products

With the broadest line of cots and aprons of any domestic manufacturer, the Company offers its customers both general purpose and specialty cots and aprons recognized in the marketplace under the DAYtex(R) and Accotex(R) brand names, with over 4,000 different SKUs. General purpose cots and aprons include a full line of products designed for "short staple" fibers (such as cotton) and "long staple" fibers (such as wool), while specialty cots and aprons include glass-forming aprons, carpet cots and drawing cots. The Company provides high-quality, precision engineered products that deliver superior value to its customers. As a result, Textile Products has been an industry leader in quality and performance, allowing the Company to command premium pricing for its products.

Because of changes in the spinning process, increasing textile machine speeds and other rigorous process demands, spinning industry suppliers are constantly challenged to improve the precision, quality and consistency of their products. The Company continues to introduce highly engineered cots and aprons targeted to the high-speed ring and air-jet spinning markets. Products such as aluminum-lined cots provide improved rigidity and tolerance and have been widely accepted in the marketplace. Although fewer cots are used on these machines, the cots that are used are replaced more frequently, are more technologically advanced, are environmentally friendly and command higher prices compared to traditional ring spinning cots.

Other products and services include ribbons, cot installation presses, various other accessories and reconditioning services.

Textile Products' product development has allowed the Company to diversify into new markets. The Company has developed specialty lines of aprons including glass-forming aprons, which are used to make glass fiber from liquid glass, and texturizing aprons, which are used to finish certain types of synthetic filaments. Textile Products also makes bolsters and rubber shrinkage blankets for use in pre-shrinking processes, such as those used for denim, as well as rubber-covered industrial rollers for textile and other industrial applications. In addition, the Company also sells custom rubber compounds to several wire coaters in Europe.

Sales and Distribution

The Company believes that the quality, technical proficiency and experience of its Textile Products sales force distinguishes its marketing efforts from those of competitors. Textile Products sales professionals have extensive knowledge of the spinning and weaving process. The sales force markets its products directly to end-users, primarily textile mills, and OEMs.

The Company is a party to a collaborative technology and marketing agreement with Lakshmi Machine Works in India. The Company receives royalties for products sold in the Indian market that use the Company's technology. In addition, the Company has exclusive worldwide distribution rights for DAYtex products manufactured by Lakshmi Machine Works that use the Company's technology.

PRESSROOM CHEMICALS AND AUTOMATIC DAMPENING SYSTEMS

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

Products

CONSUMABLE PRESSROOM CHEMICALS - Varn has developed products that speed wash-up, color changes and blanket and roller maintenance; all formulated to reduce down-time and improve productivity. Roller and blanket washes are used to remove ink and glaze from the surface of the rollers and blankets on the printing press. Varn makes over 25 washes, grouped into five different categories: premium, environmental, general purpose, fast drying and specialty. Varn is a market leader in areas of environmental washes, which constitute an important subcategory of Varn's overall roller and blanket washes business. Varn offers environmental products for all segments of the printing industry, which are used for cleaning presses of any size, from small presses to giant offset newspaper presses. A knowledgeable technical service team supports those products.

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

Lithographic chemicals and specialties includes a wide range of products (including deglazers, additives, plate cleaners, aerosols) formulated to meet the evolving needs of the printing industry.

Silicones are used in heatset web offset to provide slip to the sheet as it passes over the former board. Varn offers an extensive line of conventional silicones, as well as new technology silicones.

DAMPENING SYSTEMS - Varn also produces the patented Kompac Dampening System and other mechanical devices for offset printing presses. Varn manufactures six different Kompac Dampening Systems models to fit more than 8 different presses, both for new and retrofit applications. Kompac Dampening Systems consume other products manufactured by Varn, such as fountain solutions.

Sales and Distribution

Varn sells pressroom chemicals into roughly 50 countries representing over 90% of the world's market. After years of developing a global distribution network, Varn is now strongly diversified across many geographic markets. Approximately 98% of Varn's sales are to distributors servicing the printing industry. These distributors employ over 6,000 sales and service personnel who sell and deliver Varn products to over 40,000 customers. Varn has the largest distributor-oriented pressroom chemicals sales force in the U.S.

The Varn UK sales team covers Great Britain, Scandinavia, as well as India, Sri Lanka and Israel. The Varn Germany sales and distribution team services Continental Europe and Eastern Europe, including Russia. In the South Pacific, Varn has sales and service staff covering both product lines supported by factories in Melbourne, Australia, and Kuala Lumpur, Malaysia. In November 1999, a joint venture in China began operations adding additional sales and service personnel to serve Greater China.

RAW MATERIALS

Rubber polymers are a key component in most of the products of Image Transfer and Textile Products. Various fabrics and rubber represented approximately 40% of all raw materials purchases in each of 2000, 1999 and 1998. Raw material purchases accounted for approximately 50% of cost of goods sold for the Company's products during the same period. Varn purchases approximately 200 different raw materials from a variety of key national suppliers, and holds supply agreements with many of them. However, no single supplier accounts for more than 10% of total raw material costs. The largest raw material component is petroleum distillates, such as aliphatics and aromatics.

The Company is exposed to fluctuations in petroleum prices on certain raw material costs and historically has been able to pass on price increases to customers to offset the impact of any increases.

The Company purchases its raw material requirements from a number of suppliers on a purchase order basis, and the Company believes that there are sufficient sources of supply for the foreseeable future.

RESEARCH AND DEVELOPMENT

The Image Transfer and Textile Products research & development staff is focused on current product and process improvement efforts, as well as development of new consumables for future image transfer processes. The Company's active patents have been important to its existing product line, and increased emphasis is being placed on new product technologies. Active efforts to obtain additional patents are underway on a variety of technologies, including certain process patents.

Varn's R&D and technical services team consists of an international group of engineers, technologists and chemists from the U.S., U.K. and Australia. R&D personnel have expertise in a variety of fields including analytical and surface chemistry, ink and coating chemistry, environmental science, health and safety, statistics and environmental design, aqueous chemistry, organic chemistry, as well as graphic arts chemistry and printing technology.

Varn's products can be grouped into standard and custom products. Product lines are formulated to meet regional requirements. For example, high volume printing operations, such as major daily newspapers and commercial heatset web, often require custom fountain solutions.

A team of chemists at the Addison, Illinois, lab develops new and improved products for North America, Latin America, and the North Pacific Rim. The Varn U.K. lab develops new and improved products for Europe. The U.S. and U.K. labs cooperate on product development.

In addition to its extensive patent and trademark portfolio, the Company has a variety of working agreements with key partners in the image transfer business. These agreements and other efforts with OEM companies may stimulate proprietary processes and additional patent applications.

COMPETITION

The Company competes with a number of manufacturers in the printing, pressroom chemicals, automatic dampening systems and textiles components industries, with the main competitive factors being quality, performance and service. While the Company competes with a number of manufacturers of offset printing blankets and sleeves, the principal competitors of Image Transfer are Reeves International, Inc. ("Reeves") and Polyfibron Technologies, Inc. ("Polyfibron"), a subsidiary of MacDermid.

In Textile Products, the Company competes with manufacturers, such as Premtec, Inc., Hokushin Corporation, Yamauchi and Berkol AG (Switzerland).

Varn competes with a number of manufacturers of pressroom chemicals: the principle competitors are Anchor Chemical, Rycoline and PRISCO. There is one main competitor to the Kompac line: Accel Graphics (a division of Parmarco), that manufactures the Crestline dampening system.

Some of the Company's competitors may have greater financial and other resources than the Company and may consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.

INTERNATIONAL OPERATIONS

The Company's principal international manufacturing facilities are located in Dundee, Scotland (Image Transfer), Munster, Germany (Textile Products), Manchester, England (Pressroom Chemicals) and Ahaus-Ottenstein, Germany (Rotec). In addition, the Company maintains sales and distribution facilities in England, France, Germany, Hong Kong, Italy, South Africa, Russia, Malaysia, Canada, Mexico, China and Australia.

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

Approximately 43% of the Company's 2000 sales were derived from products sold outside the United States. This has increased from 40% in 1998, but was unchanged from 43% in 1999. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements.

ENVIRONMENTAL MATTERS

The Company's facilities in the United States are subject to federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. International facilities are subject to their respective countries' federal and local environmental requirements, as well as the environmental requirements promulgated by the European Union, where applicable. The Company has made, and will continue to make, expenditures to comply with current and future environmental requirements. Environmental requirements are becoming increasingly stringent, and therefore the Company's expenditures for environmental compliance may increase in the future.

Based on environmental assessments conducted by independent environmental consultants, except as otherwise stated herein, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of toluene and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

New rules to be promulgated under the 1990 amendments to the Federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's U.S. facilities. Because the applicable requirements are not scheduled to be adopted until at least 2003, it is difficult to estimate the costs of any additional controls that might be required with any certainty. The Company currently believes that the total capital expenditures to install additional control equipment at these facilities are not likely to exceed $2.5 million. Although such requirements are not currently required to be met, the Company began installing the necessary equipment in 1998 to mitigate future spending requirements resulting from the Clean Air Act and anticipates completion of these projects in 2001.

Cadillac Plastics Group, Inc ("CPG"), the former parent of the Company, and a former subsidiary of M.A. Hanna Company (now PolyOne Corporation), is a party to a July 25, 1988, Consent Decree with the Michigan Department of Environmental Quality ("MDEQ") with regard to contamination at the Company's Three Rivers, Michigan, facility. CPG installed a groundwater remediation system at the facility in 1989, and was required to operate such system until certain cleanup levels were achieved. On November 17, 1999, MDEQ approved a study to determine if further degradation of contaminates will occur if pumping is discontinued and the acquifer returns to an anaerobic condition. Operations of the groundwater remediation system were suspended on December 6, 1999, with the approval of MDEQ. The parties involved are currently evaluating data from the study and will submit a final report to MDEQ in March 2001. Preliminary analyses of the results show that remaining contamination in groundwater is either stable or decreasing in concentration. As of December 31, 2000, the Company had recorded accruals of approximately $506,000 to reflect future costs associated with this cleanup and, based on the reports of its independent consultants, the Company believes that such accruals are adequate. CPG has indemnified the Company for such costs and the Company expects to be reimbursed after amounts are expended. At December 31, 2000, a $503,000 indemnification receivable is recorded.

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

Subject to certain limitations, PolyOne and CPG have agreed to indemnify the Company for certain other environmental compliance and liability issues associated with the Company's business, including certain liabilities associated with an underground toluene tank at the Lerma, Mexico, facility. If PolyOne and CPG are unable to honor their indemnification obligations, the Company would likely be responsible for such matters and the cost of addressing such matters could be material. The Company has not maintained insurance coverage for environmental matters. In 2000, insurance coverage for environmental matters at the Varn manufacturing locations was purchased.

ASSOCIATES

The Company currently employs approximately 1,450 full-time associates worldwide, of which approximately 875 are employed in the United States and Canada. The Company's associates in Dundee, Scotland, and Munster, Germany are represented by labor unions. In February 2001, the labor union in Dundee renewed its collective bargaining agreement with the Company. The new agreement now expires on December 31, 2003. The labor union in Munster has entered into collective bargaining agreements with the Company pertaining to general working conditions and to salaries and wages. The agreement as to general working conditions expires December 31, 2002, and the agreement as to salaries and wages expires June 30, 2001. None of the Company's U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate's total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

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

                                                                       OWNED/
           LOCATION                              SIZE (SQ. FT.)        LEASED
Manufacturing:
   Asheville, North Carolina                            240,600          Owned
   Dundee, Scotland                                     101,000          Owned
   Longwood, Florida                                     43,600          Owned
   Three Rivers, Michigan                                58,000          Owned
   Ahaus, Germany                                        42,000          Owned
   Chrastava, Czech Republic                             26,900          Owned
   Oakland, New Jersey                                   53,000         Leased
   Addison, Illinois                                     38,600          Owned
   Houston, Texas                                        66,000          Owned
   West Chester, Ohio                                    17,500         Leased
   Brampton, Ontario                                     23,200          Owned
   Manchester, England (Irlam)                           65,400          Owned
   Melbourne, Australia                                  28,700          Owned
   Kuala Lumpur, Malaysia                                 9,300         Leased
   Johannesburg, South Africa                            12,100          Owned
   Foshan, China                                         19,000         Leased
   Greenville, South Carolina                            63,000          Owned
   Munster, Germany                                      68,800         Leased

           LOCATION                              SIZE (SQ. FT.)         LEASED
Warehouse/Sales Office:
   Dayton, Ohio                                          10,500         Leased
   Elk Grove, Illinois                                    5,000         Leased
   Lerma, Mexico                                         15,900          Owned
   Hong Kong, China                                       3,100         Leased
   Milan, Italy (Trezzano, Rosa)                          1,500         Leased
   Moscow, Russia                                         1,000         Leased
   Nashville, Tennessee                                   5,000         Leased
   Paris, France                                         12,800         Leased
   Reutlingen, Germany                                    4,000         Leased
   Stockport, England                                     5,200          Owned
   Willich, Germany                                      25,800         Leased

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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of March 16, 2001, there were 19 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement which all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth summary financial data of the Company for each of the five fiscal years, during the period ended December 31, 2000.

                                           2000          1999         1998          1997         1996
                                        ---------     ---------    ---------     ---------    ---------
                                                        (a)(b)       (b)(d)          (C)
                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:

Net sales                               $ 280,573     $ 198,418    $ 173,066     $ 166,286    $ 136,814
Gross profit                              111,756        75,082       62,911        63,251       52,212
Operating income                           46,514        32,861       12,169        30,411       21,161
Income (loss) before
  extraordinary items                       6,902         2,251      (12,875)        7,917        3,007
Extraordinary losses on early
  extinguishment of debt                                    857        3,552
Net income (loss)                           6,902         1,394      (16,427)        7,917        3,007
OTHER FINANCIAL DATA:
Capital expenditures                    $  10,324     $   5,936    $   7,103     $   5,124    $   5,221
Depreciation                                7,319         6,432        5,759         5,238        4,384
Amortization                                9,932        10,313        7,729         7,827       10,724
BALANCE SHEET DATA (AT
  END OF PERIOD):
Fixed assets, net of
  accumulated depreciation              $  69,484     $  69,739    $  50,305     $  44,792    $  45,289
Total assets                              327,492       331,504      257,408       225,527      237,886
Long-term and subordinated
  long-term debt (including
  current maturities)                     268,270       279,830      257,515       130,883      152,919
Stockholders' equity (deficit)            (47,522)      (49,717)     (80,283)       60,189       52,734

(a) The Company acquired TPO as of September 30, 1999. The statement of operations data includes the results of TPO for the period from October 1, 1999. On October 19, 1999, the Company acquired Varn. The statement of operations data includes the results of Varn for the period from October 19, 1999. Balance sheet data for 1999 includes the assets and liabilities from both of these acquisitions.

(b) The Company acquired the stock of Rotec Hulsensysteme GmbH as of December 31, 1998. Balance sheet data for 1998 includes the assets and liabilities of Rotec as of December 31, 1998. The statement of operations data includes the results of Rotec for the period from January 1, 1999.

(c) The Company acquired the David M Company on December 31, 1996. Balance sheet data for 1996 includes the assets and liabilities of the David M Company while the statement of operations data includes results of David M for the period from January 1, 1997.

(d) Balance sheet data for 1998 reflects the effects of the acquisition of the Company by GSC Partners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with "Selected Financial Data" and "Financial Statements and Supplementary Data" and notes thereto included elsewhere in this report.

On December 31, 1998, Rotec was acquired and on September 30, 1999 and October 19, 1999, TPO and Varn, were acquired. Accordingly, the results of operations for historical as well as future periods may not be comparable to prior periods.

                                                    YEAR ENDED             YEAR ENDED                 YEAR ENDED
                                                 DECEMBER 31, 2000      DECEMBER 31, 1999         DECEMBER 31, 1998
                                                 -----------------      -----------------         ------------------
                                                                      (DOLLARS IN MILLIONS)
Net sales                                        $  280.6   100.0%      $ 198.4    100.0%         $   173.1   100.0%
Cost of goods sold                                  168.8    60.2         123.3     62.1              110.2    63.7
                                                 --------   -----       -------    -----          ---------   ------
Gross profit                                        111.8    39.8          75.1     37.9               62.9    36.3
SG&A                                                 59.7    21.3          36.0     18.1               29.1    16.8
Restructuring costs                                                         1.4      0.7
Compensation and related transaction costs                                                             18.0    10.4
Amortization of intangibles                           4.5     1.5           3.8      1.9                2.6     1.5
Management fees and expenses                          1.1     0.4           1.0      0.6                1.0     0.6
                                                 --------   -----       -------    -----          ---------   -----
Operating income                                 $   46.5    16.6%      $  32.9     16.6%         $    12.2     7.0%
                                                 ========   =====       =======    =====          =========   =====

COMPARISON OF RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net sales increased $82.2 million (41.4%) to $280.6 million, primarily as a result of the sales contributed by the acquisitions of Varn and TPO in late 1999 and increased sales volume in Image Transfer. Sales in 2000 were negatively impacted by $8.1 million as a result of unfavorable changes in foreign currency rates used to translate international sales into U.S. dollars. Gross profit increased $36.7 million (48.9%) to $111.8 million. Foreign currency rate changes reduced gross profit by $2.9 million. The acquisitions of Varn and TPO contributed the majority of the gross profit increase in 2000. Gross profit in 1999 was adversely effected by a one-time charge of $0.9 million for sales of finished goods inventory which were purchased at market values in connection with the Varn acquisition. As a percentage of net sales, gross profit increased to 39.8% for the year ended December 31, 2000, from 37.9% for the comparable period in 1999. This increase was primarily as a result of the benefits realized from the restructuring of the Textile Products' operations after the TPO acquisition. Operating income, excluding the restructuring costs in 1999, increased $12.3 million (35.8%) to $46.5 million. As a percentage of net sales, operating income (excluding the restructuring costs in 1999) was 16.6% for the year ended December 31, 2000, compared to 17.2% in 1999.

Image Transfer's sales increased $9.4 million (6.3%) to $157.7 million. Image Transfer's sales were negatively impacted by $5.5 million as a result of the impact of changes in foreign currency rates. Excluding the impact of foreign currency rate changes, Image Transfer's sales increased $14.9 million or 10.0% from the comparable period in 1999. The increase is mainly a result of higher sales in Europe and higher export sales to Japan and the Far East and Australia. Tubular sleeve sales also contributed to the increase as additional presses that utilize this technology were installed. Image Transfer's operating income increased $1.8 million (4.4%) to $42.9 million, primarily as a result of higher sales volumes. As a percentage of net sales, operating income decreased slightly to 27.2% for the year ended December 31, 2000, compared to 27.7% in 1999, primarily as a result of one-time marketing costs incurred in 2000.

Textile Products' sales increased $21.8 million (61.1%) to $57.5 million. The acquisition of TPO on September 30, 1999, accounted for the majority of the increase. Foreign currency rate changes negatively impacted Textile Products' sales in 2000 by $1.4 million. Textile Products' operating income increased $5.1 million (197.4%) to $7.8 million, excluding the restructuring costs in 1999, primarily as a result of the TPO acquisition. As a percentage of net sales, operating income was 13.5% for the year ended December 31, 2000, compared to 7.3% in 1999. The increase was primarily a result of the benefits realized from the restructuring activities and consolidation of the TPO activities with the Company's existing activities. Textile Products' sales increased as a result of increased volume, especially at original equipment manufacturers, as well as sales to other markets in Europe and the Pacific Rim. In February 2001, the Company announced that it would relocate its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. The relocation will occur throughout 2001. A charge of approximately $1.0 million for relocation of machinery and equipment, severance and termination costs will be recorded in 2001. In addition, capital expenditures of approximately $0.5 million will be incurred to prepare the facility for the relocation of the machinery and equipment.

The acquisition of Varn in October 1999 contributed $65.4 million of sales compared to $14.4 million in 1999. Varn, which was acquired in the fourth quarter of 1999, contributed $6.2 million of operating profit in 2000 compared to $1.5 million in 1999. On a pro forma basis, Varn's sales were flat over 1999 full year results, primarily as a result of increased sales volume being offset by foreign currency rate changes that negatively impacted sales in 2000 by $3.2 million. Operating earnings would have decreased $1.6 million (20.5%) over 1999 full year results on a pro forma basis, primarily as a result of increased costs for petroleum based raw materials and changes in foreign currency rates.

Selling, general & administrative expenses increased $23.7 million (65.8%) to $59.7 million. As a percentage of net sales, SG&A increased to 21.3% from 18.1%. The acquisitions of Varn and TPO accounted for most of this increase. Changes in foreign currency rates reduced SG&A costs by $2.0 million in 2000.

Amortization of intangibles increased $0.7 million to $4.5 million as a result of amortization of the goodwill recorded from the Varn acquisition.

The effective tax rate was 40.3% in 2000 compared to 51.0% in 1999. The high income tax expense percentage in 1999 compared to the U.S. statutory rate is mainly the result of certain one-time non deductible expenses associated with the Varn and TPO acquisitions in 1999.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net sales increased $25.3 million (14.6%) to $198.4 million. Sales in 1999 were negatively impacted by $1.6 million as a result of foreign currency translation rate changes. Operating income, excluding the restructuring costs in 1999 and the compensation and related transaction costs in 1998, increased slightly by $4.0 million (13.2%) to $34.2 million. As a percentage of net sales, operating income (excluding the restructuring costs in 1999 and the compensation and related transaction costs in 1998) was 17.2% for the year ended December 31, 1999 compared to 17.4% in 1998.

Image Transfer's sales increased $8.6 million (6.2%) to $148.3 million. The acquisition of Rotec on December 31, 1998, contributed $11.2 million of the increase. Image Transfer's sales were negatively impacted by $1.3 million as a result of the impact of foreign currency translation rate changes. Excluding sales contributed by Rotec and the impact of foreign currency translation rate changes, Image Transfer's sales decreased $1.3 million (0.8%) from the comparable period in 1998. The decrease is mainly a result of lower domestic sales combined with lower export sales to Japan and Latin America compared to the same period a year ago. Sales in Europe were flat compared to a year ago while Mexico was slightly ahead of the same period a year ago. Tubular sleeve sales have continued to increase as additional presses that utilize this technology are installed. Image Transfer's operating income increased $5.7 million (16.1%) to $41.1 million. The acquisition of Rotec contributed $2.8 million of the increase. The remainder of the increase was a result of improvements in material usage and reduced manufacturing costs combined with lower SG&A costs.

Textile Products' sales increased $2.3 million (6.9%) to $35.7 million. The acquisition of TPO on September 30, 1999, accounted for $6.5 million (19.5%) of the increase. Foreign currency translation changes negatively impacted Textile Products' sales in 1999 by $0.3 million. Excluding sales contributed by TPO and the impact of foreign currency translation rate changes, Textile Products' sales decreased $3.9 million (11.7%) from the comparable period in 1998. Textile Products' sales decreased across all markets. Domestic sales were lower as increased imports of low cost Asian yarns adversely impacted domestic yarn producers. At the same time, domestic mills were faced with higher than normal inventories causing several yarn spinning mills to be closed in the second half of 1998 and during 1999. Export sales to Asian markets continued to be adversely impacted by currency's devaluation that occurred in 1998. The decline in Europe was largely a result of a significant decline in sales to original equipment manufacturers ("OEM's"). The decline in sales to OEM's was, for the most part, a result of the reduced demand for new equipment by the major yarn manufacturers in the Pacific Rim markets associated with their currency's devaluation, coupled with an overall slow down in the world-wide yarn spinning industry that began in the second half of 1998 and continued in 1999. Textile Products' operating income decreased $0.7 million (21.9%) to $2.6 million in 1999, excluding the restructuring costs. The acquisition of TPO at the end of the third quarter of 1999 increased Textile Products' operating income by $0.9 million. Lower sales volumes and the strong British pound compared to the German mark were the main contributors to the decrease in Textile Products' operating income.

The acquisition of Varn in October 1999 contributed $14.4 million of sales or 8.3% of Day's total sales increase. Varn contributed $1.5 million of operating profit in 1999.

Gross profit increased $12.2 million (19.4%) to $75.1 million. As a percentage of net sales, gross profit increased to 37.9% for the year ended December 31, 1999 from 36.3% for the comparable period in 1998.

Foreign currency translation rate changes reduced gross profit by $0.4 million. The acquisitions of Rotec, Varn and TPO contributed $11.9 million of the gross profit increase in 1999. Excluding the impact of these acquisitions, gross profit as a percentage of net sales increased to 38.0% from 36.3%. Gross profit was positively impacted by improvements in material usage and reduced manufacturing costs. Gross profit was adversely effected by a one-time charge of $0.9 million for sales of finished goods inventory which were purchased at market values in connection with the Varn acquisition. Gross profit in 1998 was decreased by $0.3 million as a result of one-time costs associated with ceasing manufacturing activities at the Lerma, Mexico facility.

Selling, general & administrative expenses increased $6.9 million (23.7%) to $36.0 million. As a percentage of net sales, SG&A increased to 18.1% from 16.8%. The acquisitions of Rotec, Varn and TPO accounted for $7.7 million of this increase. Excluding the acquisitions, SG&A as a percentage of sales was 17.0% in 1999. Changes in foreign currency translation rates reduced SG&A costs by $0.3 million in 1999.

Amortization of intangibles increased $1.2 million to $3.8 million as a result of amortization of the goodwill recorded from the Rotec and Varn acquisitions.

The effective tax rate, including the effect of the extraordinary item, was an expense of 51.0% in 1999 compared to a benefit of 23.7% in 1998. The high income tax expense percentage in 1999 compared to the U.S. statutory rate is mainly the result of certain one-time non deductible expenses associated with the Varn and TPO acquisitions in 1999. The lower income tax benefit percentage in 1998 compared to the U.S. statutory rate is mainly the result of certain non deductible expenses associated with the acquisition of the Company by GSC Partners in 1998.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company conducts a significant amount of business and has operating and sales facilities in countries outside the United States. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its international operations are mitigated due to the political and economic stability of the countries in which its largest international operations are located, the stand-alone nature of the operations, the Company's limited net asset exposure, forward foreign exchange contract practices and pricing flexibility. Thus, while changes in foreign currency values do affect earnings, the longer term economic effect of these changes should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Certain of the Company's international subsidiaries make purchases and sales designated in currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $2.1 million at December 31, 2000, $0.9 million at December 31, 1999 and $1.2 million at December 31, 1998. These contracts generally expire within three to twelve months. Foreign currency losses, included in other

(expense) income-net, were $5.0 million in 2000, $0.6 million in 1999 and $0.5 million in 1998. Based on the Company's overall foreign currency exchange rate exposure at December 31, 2000, including the forward contracts, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of approximately $3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

The Company's expenditures for plant, property and equipment were $10.3 million in 2000, $5.9 million in 1999, and $7.1 million in 1998. The Company believes that capital expenditures of $9.0 million to $12.0 million annually over the next several years will be sufficient to maintain its leading market position. The Company expects to fund these capital expenditures from cash flow from operations.

The Company is highly leveraged. At December 31, 2000, the Company's aggregate indebtedness is approximately $268.3 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $49.0 million (which, subject to certain conditions, may be exchanged for Exchange Debentures). At December 31, 2000, the aggregate liquidation preference of the Convertible Preferred Stock is $47.1 million.

The Company has a Senior Secured Credit Facility consisting of a $70.0 million Term Loan (of which $46.0 million was outstanding at December 31, 2000) and a $20 million Revolving Credit Facility (of which $6.3 million was outstanding at December 31, 2000).

The Senior Secured Credit Facility is repayable as follows: $2.2 million in 2001; $12.5 million in 2002; $12.5 million in 2003; $12.5 million in 2004 and
$12.6 million in 2005. Prepayments on the Term Loan are applied first to the next two quarterly installments and then spread equally to the remaining quarterly installments. During the year ended December 31, 2000, the Company made $12.3 million in payments on the credit facilities and borrowed $0.8 million on the Revolving Credit Facility. The Amended and Restated Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). As of December 31, 2000, the Company had approximately $13.0 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

The level of the Company's indebtedness could have important consequences including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes;
(ii) the Company's ability to obtain additional debt or other financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited; (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industries and economic conditions generally.

The Company's ability to pay principal and interest on its debt obligations and dividends on the Exchangeable Preferred Stock and the Convertible Preferred Stock will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility (which is subject to borrowing base limitations) or a successor facility. The Company anticipates that its operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company's cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal and interest on its indebtedness, for the payment of periodic cash dividends on the Exchangeable Preferred Stock or the Convertible Preferred Stock, for any redemption of the Exchangeable Preferred Stock or the Convertible Preferred Stock for cash, or if the Exchange Debentures have been issued, the payment of principal of or cash interest on the Exchange Debentures. If the Company's cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company's debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms, or if implemented, would be successful or would permit the Company to meet its debt service obligations.

The Amended and Restated Senior Secured Credit Facility, the 2005 Indenture, the 2008 Indenture and the certificates of designation for the Preferred Stocks contain a number of significant covenants that restrict the operations of the Company. For example, under the Senior Secured Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, maximum leverage ratios and minimum EBITDA requirements. There can be no assurance that the Company will be able to comply with such covenants or restrictions in the future. The Company's ability to comply with any such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Amended and Restated Senior Secured Credit Facility and/or the 2005 Indenture and/or the 2008 Indenture that would permit the lenders thereto to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Revolving Credit Facility to make further extensions of credit thereunder could be terminated.

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

ENVIRONMENTAL EXPENDITURES

The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 2000, 1999 and 1998 it spent approximately $0.8 million, $1.8 million and $1.5 million in capital expenditures for solvent recovery, wastewater treatment, air monitoring and related projects to comply with environmental requirements.

New rules to be promulgated under the 1990 amendments to the Federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's U.S. facilities. Because the applicable requirements are not scheduled to be adopted until at least 2003, it is difficult to estimate the costs of any additional controls that might be required with any certainty. The Company currently believes that the total capital expenditures to install additional control equipment at these facilities are not likely to exceed $2.5 million. Although such requirements are not currently required to be met, the Company began installing the necessary equipment in 1998 to mitigate future spending requirements resulting from the Clean Air Act. Capital expenditures relating to environmental matters are anticipated to be $1 million in 2001. The Company intends to use the best-available technology in anticipation of the requirements of the new Clean Air Act.

Based on environmental assessments conducted by independent environmental consultants, except as otherwise stated herein, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company's operations involve the handling of solvents and other hazardous substances, and if a release of hazardous substances occurs on or from the Company's facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
DAY INTERNATIONAL GROUP, INC.
     Report of Independent Public Accountants..........................       23
     Consolidated Balance Sheets as of December 31, 2000 and 1999......  24 - 25
     Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998..............................       26
     Consolidated Statements of Stockholders' Equity (Deficit)
         for the years ended December 31, 2000, 1999 and 1998..........       27
     Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998..............................  28 - 29
     Notes to Consolidated Financial Statements........................  30 - 55

Financial Statement Schedule...........................................       65

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Day International Group, Inc.:

We have audited the accompanying consolidated balance sheets of Day International Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Day International Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dayton, Ohio
March 28, 2001

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                           2000          1999
                                                        ----------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $      922    $     508
  Accounts receivable:
    Trade (less allowance for doubtful accounts of
      $2,267 and $2,141)                                    33,605       33,138
    Other                                                    1,896        2,102
  Inventories (Note C)                                      35,600       32,831
  Prepaid expenses and other current assets                  4,771        3,640
  Deferred tax assets (Note F)                               3,940        3,191
                                                        ----------    ---------

         Total current assets                               80,734       75,410

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                       4,486        4,347
  Buildings and improvements                                22,479       23,533
  Machinery and equipment                                   60,102       54,631
  Construction in progress                                   7,988        9,049
                                                        ----------    ---------
                                                            95,055       91,560
  Less accumulated depreciation                            (25,571)     (21,821)
                                                        ----------    ---------
                                                            69,484       69,739

OTHER ASSETS:
  Goodwill and other intangible assets (Note B)            169,048      178,088
  Note receivable (Note L)                                   1,800        1,623
  Deferred tax assets (Note F)                               1,896        1,773
  Other assets                                               4,530        4,871
                                                        ----------    ---------
                                                           177,274      186,355
                                                        ----------    ---------

TOTAL ASSETS                                            $  327,492    $ 331,504
                                                        ==========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                               2000           1999
                                                                            ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                          $   8,160      $   8,903
  Accrued associate-related costs                                               8,824          8,440
  Other accrued expenses                                                       10,250         12,680
  Income taxes payable                                                          3,960          3,735
  Interest payable                                                              4,230          4,631
  Current maturities of long-term debt (Note D)                                 2,358          3,361
                                                                            ---------      ---------

         Total current liabilities                                             37,782         41,750

LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note D)                            265,912        276,469
DEFERRED TAX LIABILITIES (Note F)                                               1,889          1,183
OTHER LONG-TERM LIABILITIES (Notes I, K and L)                                 21,956         20,074
COMMITMENTS AND CONTINGENCIES (Note I, L)
                                                                            ---------      ---------

         Total liabilities                                                    327,539        339,476

EXCHANGEABLE PREFERRED STOCK (Note E)                                          47,475         41,745

STOCKHOLDERS' EQUITY (DEFICIT)  (Notes E and I):
  18% Convertible Cumulative Preferred Shares $.01 per share
    par value, 100,000 shares authorized, 45,430 and 38,500 outstanding        46,921         39,711
  Common Shares, $.01 per share par value, 100,000
    shares authorized, 23,298 shares issued and outstanding                         1              1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                        (68,772)       (68,772)
  Retained earnings (deficit)                                                 (21,580)       (15,542)
  Foreign currency translation adjustment                                      (4,092)        (5,115)
                                                                            ---------      ---------
         Total stockholders' equity (deficit)                                 (47,522)       (49,717)
                                                                            ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 327,492      $ 331,504
                                                                            =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                              2000            1999            1998
                                                           ----------      ----------      ----------
NET SALES                                                  $  280,573      $  198,418      $  173,066

COST OF GOODS SOLD                                            168,817         123,336         110,155
                                                           ----------      ----------      ----------

GROSS PROFIT                                                  111,756          75,082          62,911

SELLING, GENERAL AND ADMINISTRATIVE                            59,672          35,960          29,116
RESTRUCTURING COSTS (Note A)                                                    1,361
COMPENSATION AND RELATED
   TRANSACTION COSTS (Note A)                                                                  18,018
AMORTIZATION OF INTANGIBLES                                     4,470           3,821           2,565
MANAGEMENT FEES (Note H)                                        1,100           1,079           1,043
                                                           ----------      ----------      ----------

OPERATING PROFIT                                               46,514          32,861          12,169

OTHER EXPENSES (Note D):
  Interest expense (including amortization
    of deferred financing costs of $2,305 in 2000,
    $2,370 in 1999 and $2,024 in 1998)                         30,315          28,085          27,470
  Other expense (income)--net                                   4,647             504             306
                                                           ----------      ----------      ----------
                                                               34,962          28,589          27,776
                                                           ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                                     11,552           4,272         (15,607)

INCOME TAXES (BENEFIT) (Note F)                                 4,650           2,021          (2,732)
                                                           ----------      ----------      ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                        6,902           2,251         (12,875)

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENT OF DEBT (NET OF TAX
  BENEFIT OF $571 IN 1999 AND $2,368 IN 1998) (Note D)                            857           3,552
                                                           ----------      ----------      ----------

NET INCOME (LOSS)                                               6,902           1,394         (16,427)

PREFERRED STOCK DIVIDENDS (Note E)                            (12,752)         (6,394)         (3,507)

AMORTIZATION OF PREFERRED STOCK
  DISCOUNT AND ISSUANCE COSTS                                    (188)           (172)           (133)
                                                           ----------      ----------      ----------

NET (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                                   $   (6,038)     $   (5,172)     $  (20,067)
                                                           ==========      ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                           FOREIGN    18% CUMULATIVE
                                   COMMON SHARES      ADDITIONAL              RETAINED     CURRENCY     CONVERTIBLE   COMPREHENSIVE
                                -------------------     PAID-IN     CONTRA    EARNINGS    TRANSLATION    PREFERRED       INCOME
                                 SHARES      AMOUNT     CAPITAL     EQUITY    (DEFICIT)   ADJUSTMENT      SHARES         (LOSS)
                                -------      ------   ----------   --------   ---------   ----------  --------------  -------------
December 31, 1997                51,655      $    1   $   51,959   $          $   9,697   $   (1,468)   $
Sale of common shares             2,415           1                   9,730
Issuance of stock options           142                      435
Net loss                                                                        (16,427)                              $    (16,427)
Preferred stock dividends                                                        (3,507)
Amortization of preferred
  stock discount and
  issuance costs                                                                   (133)
Capital contribution from
  shareholders                                             9,103
Assumption of bridge loan                                (61,498)   (78,502)
Reduction of common shares      (30,914)         (1)           1
Foreign currency
  translation adjustment                                                                         326                           326
                                -------      ------   ----------   --------   ---------   ----------    -----------   ------------
December 31, 1998                23,298           1                 (68,772)    (10,370)      (1,142)                 $    (16,101)
                                                                                                                      =============
Net income                                                                        1,394                               $      1,394
Sale of preferred shares                                                                                     38,264
Preferred stock dividends                                                        (6,394)                      1,443
Amortization of preferred
  stock discount and
  issuance costs                                                                   (172)                          4
Foreign currency
  translation adjustment                                                                      (3,973)                       (3,973)
                                -------      ------   ----------   --------   ---------   ----------    -----------   -------------
December 31, 1999                23,298           1                 (68,772)    (15,542)      (5,115)        39,711   $     (2,579)
                                                                                                                      =============
Net income                                                                        6,902                               $      6,902
Preferred stock dividends                                                       (12,752)                      7,193
Amortization of preferred
  stock discount and
  issuance costs                                                                    (188)                        17
Foreign currency
  translation adjustment                                                                       1,023                         1,023
                                -------      ------   ----------   --------   ---------   ----------    -----------   ------------
December 31, 2000                23,298      $    1   $            $(68,772)  $ (21,580)  $   (4,092)   $    46,921   $      7,925
                                =======      ======   ==========   ========   =========   ==========    ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                        2000           1999           1998
                                                                     ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $   6,902      $   1,394      $ (16,427)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                                      871          3,552
  Depreciation                                                           7,319          6,432          5,759
  Amortization of goodwill and intangibles                               9,932         10,313          7,729
  Deferred income taxes                                                   (728)          (676)        (3,772)
  Unrealized foreign currency loss                                       2,425
  Non-cash charge related to stock option awards                                                       8,585
Change in assets and liabilities, net of effect of acquisitions:

  Accounts receivable                                                     (879)        (1,515)         5,099
  Inventories                                                           (3,619)          (981)        (1,596)
  Prepaid expenses and other current assets                             (1,490)        (1,782)           497
  Accounts payable and other accrued expenses                            4,594          4,605            (13)
                                                                     ---------      ---------      ---------
         Net cash provided by operating activities                      24,456         18,661          9,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired                        (2,329)       (74,039)       (19,383)
Capital expenditures                                                   (10,324)        (5,936)        (7,103)
Proceeds from sale of property                                             742
                                                                     ---------      ---------      ---------
         Net cash used in investing activities                         (11,911)       (79,975)       (26,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock                                  38,264
Proceeds from issuance of senior subordinated notes                                                  111,134
Proceeds from issuance of exchangeable preferred stock                                                32,986
Net proceeds from issuance of term loans                                               24,469         50,000
Contributions from shareholders                                                                        4,573
Proceeds from issuance of common stock                                                                 9,731
Repayment of existing credit facility                                                                (30,902)
Repayment of bridge loan                                                                            (140,000)
Payment of consent fee                                                                                (6,500)
Payment of deferred financing fees                                                     (1,639)        (3,119)
Payment of long term debt                                              (12,462)
Net borrowings (payments) on revolving credit facilities                   800         (3,515)        (7,100)
                                                                     ---------      ---------      ---------
         Net cash provided by (used in) financing activities           (11,662)        57,579         20,803

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (469)          (519)           252
                                                                     ---------      ---------      ---------

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents                       414         (4,254)         3,982
Cash and cash equivalents at beginning of period                           508          4,762            780
                                                                     ---------      ---------      ---------
Cash and cash equivalents at end of period                           $     922      $     508      $   4,762
                                                                     =========      =========      =========


        The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                    2000       1999       1998
                                                  --------   --------   --------
SUPPLEMENTAL CASH FLOW DISCLOSURES
NON CASH TRANSACTIONS:
  Assumption of bridge loan                                             $140,000
                                                                        ========
  Preferred stock dividends paid in kind          $ 12,752   $  6,394   $  3,507
                                                  ========   ========   ========
  Amortization of preferred stock discount
    and issuance costs                            $    188   $    172   $    133
                                                  ========   ========   ========
  Capital contribution                                                  $  4,530
                                                                        ========

CASH PAID FOR:
Income taxes                                      $  4,990   $  2,518   $  2,335
                                                  ========   ========   ========
Interest                                          $ 28,411   $ 25,420   $ 22,123
                                                  ========   ========   ========


        The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                          (DOLLAR AMOUNTS IN THOUSANDS)

A.       NATURE OF OPERATIONS, BASIS OF PRESENTATION

Day International Group, Inc. and subsidiaries design and manufacture precision engineered rubber components for the printing and textile industries and pressroom chemicals and automatic dampening systems for the printing industry. The Image Transfer segment designs, manufactures and markets high-quality printing blankets and sleeves used in the offset and flexographic printing industries. The Textile Products segment manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. The Varn segment designs, manufactures and markets pressroom chemicals and automatic dampening systems used in the printing industry. Sales are made through Day's sales organization, distributors and representatives.

On January 16, 1998, affiliates of GSC Partners, Inc. and SG Capital Partners LLC ("SGCP") acquired substantially all of the common stock of the Company for approximately $206 million (the "Acquisition"), with the Company's management retaining the balance of the common stock. In conjunction with the Acquisition, the Company entered into a $60 million Senior Secured Credit Facility consisting of a $40 million Term Loan and a $20 million Revolving Credit Facility. Proceeds from the Term Loan were used to repay the Company's then existing Credit Facility and to pay certain acquisition related fees and expenses. As a result of such repayment of the Company's then existing Credit Facility, $0.7 million of deferred financing fees were written off as an extraordinary item. The Acquisition also resulted in compensation related expenses of $17.0 million associated with employment agreements with certain key members of management and amendments to the Company's Stock Option Plan. The Acquisition does not require a change in the Company's historical basis of accounting since the Company's 2005 Notes remained outstanding following the Acquisition.

Effective December 31, 1998, the Company acquired the stock of Rotec Hulsensysteme GmbH ("Rotec") and entered into a five-year noncompete agreement with the selling shareholders. The acquisition was financed through a $10 million addition to the Senior Secured Credit facility's term loans and additional equity from the Company's two major shareholders and was accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16.

On September 30, 1999, the Company acquired the textile products operations ("TPO") of Armstrong World Industries, Inc. for $13.5 million in cash. TPO is a leading manufacturer and marketer of high-end precision engineered rubber cots and aprons sold to textile yarn spinners worldwide and was a major competitor of Day's textile division. This business was merged with Day's textile division to create one business that manufactures and markets two brands, DAYtex(R) and Accotex(R). The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16.

As a result of the TPO acquisition, the Company ceased its textile manufacturing operations in Dundee, Scotland, as of March 31, 2000, moving the production to other textile manufacturing facilities. In addition, the Company has consolidated its customer service and sales offices in the U.S., Germany and Italy. As a result, a pre-tax restructuring charge of $1.4 million has been recorded in 1999's Consolidated Statement of Operations.

On October 19, 1999, the Company completed its acquisition of the stock of privately-held Varn International ("Varn") for $61.8 million in cash, net of cash acquired of $1.2 million. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16.

The acquisitions in 1999 were financed through the private placement of $38.5 million of 18% convertible cumulative preferred stock and by amending and restating the existing Senior Secured Credit Facility.

B.       SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all highly liquid investments with an original purchased maturity of three months or less.

INVENTORIES - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment are depreciated over 5 to 10 years.

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

Deferred financing costs are being amortized using an effective interest rate method over the lives of the related debt. Goodwill and other intangibles are being amortized using the straight-line method.

                                                                              2000          1999           LIFE
                                                                           ---------     ---------    -------------
Goodwill                                                                   $ 146,405     $ 145,488         40 years
Noncompete agreements                                                          4,007         4,007          5 years
Deferred financing costs                                                      18,703        18,703    5 to 10 years
Printing technology                                                           27,946        27,946       11.5 years
Textile compound formulas                                                      5,247         5,247         30 years
Unpatented technology                                                          9,529         9,529         20 years
                                                                           ---------     ---------
Total intangibles                                                            211,837       210,920
Less accumulated amortization                                                (42,789)      (32,832)
                                                                           ---------     ---------
                                                                           $ 169,048     $ 178,088
                                                                           =========     =========

REVENUE RECOGNITION - Day recognizes revenue when the product is shipped. Reserves for product returns, based upon historical experience, are also recognized upon shipment.

FOREIGN CURRENCY TRANSLATION - The functional currency is the local currency of Day's respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period end exchange rates. Foreign currency revenues and expenses are translated at the average exchange rates for the period. Translation gains and losses are recorded in the accumulated translation adjustment account in stockholders' equity. Transaction gains and losses are recorded in the consolidated statement of operations for the period. In 1998, Day's Mexico subsidiary used the U.S. dollar as its functional currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," because the Mexican economy was considered hyper-inflationary. Beginning January 1, 1999, Mexico is no longer considered a hyper-inflationary economy and as a result switched its functional currency back to the Mexican peso in 1999.

CONCENTRATION OF CREDIT RISK - Image Transfer's and Textile Products' receivables are from a diverse group of customers in the printing and textile industries and such receivables are generally unsecured. One customer accounted for 12%, 11% and 12% of net sales for the years ended December 31, 2000, 1999 and 1998. This customer also accounted for 4% of receivables at December 31, 2000 and 1999.

Certain international subsidiaries make purchases and sales in foreign currencies. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. Day periodically enters into forward foreign exchange contracts to protect itself against such foreign currency movements which generally expire in 3 to 12 months. The contract value of these foreign exchange contracts was $2,071 and $899 at December 31, 2000 and 1999. The fair value of these contracts is immaterial. Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. No counterparties are expected to fail to meet their obligations given their credit ratings, therefore Day does not obtain collateral for these instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's variable rate Credit Agreement approximates fair value. The fair market value of the 9 1/2% Senior Subordinated Debt and the

11 1/8% Senior Debt was approximately $196,550 and $197,600 at December 31, 2000 and 1999, based on quoted market prices. The fair value of the 12 1/4% Exchangeable Preferred Stock was approximately $33,334 and $33,029 at December 31, 2000 and 1999, based on quoted market prices. The fair value of the 18% Convertible Preferred Stock could not be determined as the securities are closely-held and are not actively traded. See Note E for further information about the Convertible Preferred Stock. At December 31, 2000 and 1999, the carrying amounts of all other assets and liabilities which qualify as financial instruments approximated their fair value.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

ADVERTISING - Advertising costs are expensed as incurred.

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

C.       INVENTORIES

Inventories as of December 31, 2000 and 1999 consists of:

                                                      2000        1999
                                                    --------    --------
Finished goods                                      $ 19,001    $ 16,386
Work in process                                        6,143       6,232
Raw materials                                         10,456      10,213
                                                    --------    --------
                                                    $ 35,600    $ 32,831
                                                    ========    ========

D.       LONG-TERM AND SUBORDINATED LONG-TERM DEBT

Long-term and subordinated long-term debt as of December 31, 2000 and 1999 consists of:

                                                            2000        1999
                                                          --------    --------
Senior Secured Credit Facility                            $ 52,300    $ 63,750
11 1/8% Senior Notes                                       100,000     100,000
9 1/2% Senior Subordinated Notes                           114,700     114,658
Capital lease obligation (Note L)                            1,270       1,422
                                                          --------    --------
                                                           268,270     279,830
Less: Current maturities of long-term debt
     and capital lease                                      (2,358)     (3,361)
                                                          --------    --------
                                                          $265,912    $276,469
                                                          ========    ========

     SENIOR SECURED CREDIT FACILITY

In 1999, the Senior Secured Credit Facility was amended and restated to provide funds to finance a portion of the acquisitions of Varn and TPO. The Amended and Restated Senior Secured Credit

Agreement is a $90,000 credit facility consisting of a five year $70,000 term loan and a $20,000 revolving line of credit with a group of banks. The revolving line of credit includes a $10,000 letter of credit subfacility ($660 of letters of credit were outstanding at December 31, 2000) and a $1,000 swingline loan subfacility. At December 31, 2000, interest on $5,500 was based on the bank's LIBOR rate plus 2.75% (9.53%) and $800 was based on the banks' base rate plus 1.75% (11.25%). The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as $5 million plus 50% of eligible domestic inventory and 80% of eligible domestic accounts receivable). At December 31, 2000, $13,040 was available under the Senior Secured Credit Facility (calculated by applying the borrowing base test). The Senior Secured Credit Facility requires a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. Interest on the term loan was based on the banks' base rate plus 1.75% (11.25% at December 31, 2000) or the LIBOR rate plus 2.75% (9.39% at December 31, 2000). At December 31, 2000, interest on $42,000 of the term loan was based on the LIBOR rate, while $4,000 was based on the base rate. Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. The weighted average interest rate on the Senior Secured Credit Facility for the year ended December 31, 2000, 1999 and 1998 was 9.71%, 7.94% and 7.77%.

         11-1/8% SENIOR NOTES AND 9 1/2% SENIOR SUBORDINATED NOTES

The company has outstanding $100 million of 11-1/8% Senior Notes due June 1, 2005, and $115.0 million face amount of 9 1/2% Senior Subordinated Notes due March 15, 2008 (collectively, the "Notes"). The Senior Notes are subordinate to the Senior Secured Credit Facility. The Senior Subordinated Notes are subordinate to the Senior Notes.

On March 18, 1998, the Company successfully completed a Consent Solicitation with respect to its $100.0 million Senior Notes. The Consent permitted the Company to issue $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock. The Consent also allowed the Company to assume a $140.0 million Bridge Loan incurred by its majority shareholder in connection with the Acquisition, and affected certain other changes to the Indenture governing the 2005 Notes, including the elimination of the provisions of the Indenture subordinating the 2005 Notes to other indebtedness of the Company. As consideration for the Consent, the Company paid a Consent fee of $6.5 million. The proceeds from the issuance of the $115.0 million of 9 1/2% Senior Subordinated Notes and $35.0 million of 12 1/4% Exchangeable Preferred Stock were used to repay the Bridge Loan and to pay other financing fees and expenses. Expenses associated with obtaining the Consent were approximately $1.0 million. As a result of the repayment of the Bridge Loan, $5.2 million of deferred financing fees and expenses were also written off as an extraordinary item.

Interest on the Notes is payable semi-annually. The Notes contain various financial and other covenants which place limits on, among other things, asset sales, dividends and distributions of the Company's or its subsidiaries' capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. The Company's wholly-owned subsidiary, Day International, Inc., has guaranteed the Senior Secured Credit Facility and the Notes and pledged all its assets, except its investments in its foreign subsidiaries, as collateral on the Senior Secured Credit Facility. Upon a change in control, the Notes can be put back to the Company at 101% of their face value.

Principal payments on long-term debt for the next five years are payable as follows: $2,358 in 2001, $12,658 in 2002, $12,658 in 2003, $12,658 in 2004 and
$112,703 in 2005.

E.       PREFERRED STOCK

         12 1/4% SENIOR EXCHANGEABLE PREFERRED STOCK

The Company has outstanding $49.0 million (face value) of 12 1/4% Exchangeable Preferred Stock at December 31, 2000. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On or before March 15, 2003, the Company may, at its option, pay dividends in cash or in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, dividends may be paid in cash only. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all but not less than all of the shares of the Exchangeable Preferred Stock for the Company's 12 1/4% Subordinated Exchange Debentures Due 2010 (the "Exchange Debentures"). All dividends paid have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock.

The Company will be required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock or the Exchange Debentures as the case may be, on March 15, 2010. Except as described below, the Company may not redeem the Exchangeable Preferred Stock or the Exchange Debentures prior to March 15, 2003. On or after such date, the Company may, at its option, redeem the Exchangeable Preferred Stock or the Exchange Debentures, in whole or in part, for cash, at 106.125% in 2003, 104.083% in 2004, 102.042% in 2005 and 100.0% thereafter, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of redemption, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of redemption. Upon the occurrence of a change in control, the Company would be required to make an offer to purchase the Exchangeable Preferred Stock or the Exchange Debentures, for cash, at a price equal to 101% of the liquidation preference or aggregate principal amount (as the case may be) thereof, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of purchase, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of purchase.

         18% CONVERTIBLE CUMULATIVE PREFERRED STOCK

At December 31, 2000, the Company has outstanding $47.1 million liquidation preference of 18% Convertible Cumulative Preferred Stock ("Preference Stock") with a mandatory redemption date of June 30, 2010. The Preference Stock ranks junior to the Company's 12 1/4% Senior Exchangeable Preferred Stock and ranks senior to any subsequently issued preferred stock. All dividends are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Holders of the Preference Stock are entitled to receive an annual dividend rate of 18% plus approximately 24% of the aggregate value of each dividend (if any) declared and paid on the Company's common stock. If not paid quarterly in cash, annually, accumulated and unpaid dividends are to be added to the basis of the stock. In addition, a representative of one of the holders of the Preference Stock was elected to the board of directors of the Company.

At any time and from time to time prior to September 30, 2002, the Company may redeem shares of the Preference Stock, in whole or in part, at the option of the Company, for consideration equal to the Base Redemption Amount plus an early redemption premium which is based upon the liquidation preference of the stock. The Base Redemption Amount is an amount equal to up to 1,500 shares of Common Stock issuable upon the exercise of future warrants plus the greater of the liquidation preference of the Preference Stock or the value of 7,348.7 shares of the Company's Common Stock, as adjusted for dilutive issuances. The Company may at any time on or after September 30, 2002, redeem any or all of the shares of the Convertible Preference Stock for consideration equal to the Base Redemption Amount.

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

F.       INCOME TAXES

Significant components of deferred tax assets (liabilities) as of December 31, 2000 and 1999, are as follows:

                                                  2000              1999
                                                -------           -------
Domestic:
  Current:
    Accounts receivable reserves                $   771           $   922
    Inventory reserves                            1,086               793
    Other reserves                                1,287               843
    AMT credit carryforward                         345               345
                                                -------           -------
                                                  3,489             2,903
  Long-term:
    Depreciation                                 (4,545)           (3,880)
    Amortization                                 (6,497)           (4,883)
    Net operating loss carryforwards              8,365             6,299
    Stock option compensation                     3,308             3,308
    Other postretirement benefits                 1,265               929
                                                -------           -------
                                                  1,896             1,773
                                                -------           -------
Total domestic deferred tax assets                5,385             4,676
Foreign:
  Current:
    Inventories                                     (41)               28
    Other                                           492               260
                                                -------           -------
                                                    451               288
  Long-term:
    Plant and equipment                          (1,938)           (1,054)
    Other                                            49              (129)
                                                -------           -------
                                                 (1,889)           (1,183)
                                                -------           -------
Total foreign deferred tax liabilities           (1,438)             (895)
                                                -------           -------
Net deferred tax assets (liabilities)           $ 3,947           $ 3,781
                                                =======           =======

Income tax expense (benefit) consists of the following for the years ended December 31, 2000, 1999 and 1998:

                               2000              1999              1998
                             -------           -------           -------
Current:
  Domestic:
    State and local          $     7           $   143           $   272
    Foreign                    4,895             2,492             1,315
                             -------           -------           -------
                               4,902             2,635             1,587
Deferred:
  Domestic:
    Federal                     (566)             (187)           (3,176)
    State and local              (91)              (85)             (828)
    Foreign                      405              (342)             (315)
                             -------           -------           -------
                                (252)             (614)           (4,319)
                             -------           -------           -------
                             $ 4,650           $ 2,021           $(2,732)
                             =======           =======           =======

The income tax (benefit) expense differs from the statutory rate for the years ended December 31, 2000, 1999 and 1998, as a result of the following:

                                                                 2000              1999              1998
                                                               -------           -------           -------
Tax provision (benefit) at the federal statutory rate          $ 3,928           $ 1,452           $(5,306)
Foreign tax rate differential                                      261               112               350
State and local taxes, net of federal
  income tax effect                                               (126)                3              (696)
Non-deductible expenses                                            375               491             3,122
Other                                                              212               (37)             (202)
                                                               -------           -------           -------
                                                               $ 4,650           $ 2,021           $(2,732)
                                                               =======           =======           =======

Income (loss) before income taxes includes $14,441, $5,996 and $2,850 of income from international operations for the years ended December 31, 2000, 1999 and 1998. Day has not provided deferred taxes on the undistributed earnings of foreign subsidiaries because the earnings are deemed permanently reinvested. The unrecognized deferred tax liabilities on these earnings is not considered material. The Company has domestic net operating loss carryforwards of approximately $29 million expiring from 2006 through 2015.

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


                                       2000           1999           1998
                                       ----           ----           ----
Third party sales:
  Image Transfer                     $157,652       $148,283       $139,666
  Textile Products                     57,505         35,692         33,400
  Varn                                 65,416         14,443
                                     --------       --------       --------
Total                                $280,573       $198,418       $173,066
                                     ========       ========       ========

Segment operating profit:
  Image Transfer                     $ 42,850       $ 41,054       $ 35,376
  Textile Products                      7,755          1,208          3,346
  Varn                                  6,249          1,453
                                     --------       --------       --------
Total                                $ 56,854       $ 43,715       $ 38,722
                                     ========       ========       ========

Depreciation and amortization:
  Image Transfer                     $  3,649       $  3,762       $  3,385
  Textile Products                      1,627          1,316          1,320
  Varn                                    967            161
                                     --------       --------       --------
Total                                $  6,243       $  5,239       $  4,705
                                     ========       ========       ========

Assets:
  Image Transfer                     $ 73,380       $ 67,549       $ 66,453
  Textile Products                     30,380         29,908         13,505
  Varn                                 38,659         31,357
                                     --------       --------       --------
Total                                $142,419       $128,814       $ 79,958
                                     ========       ========       ========

Capital expenditures:
  Image Transfer                     $  6,564       $  4,832       $  6,052
  Textile Products                      1,777          1,104          1,051
  Varn                                  1,983
                                     --------       --------       --------
Total                                $ 10,324       $  5,936       $  7,103
                                     ========       ========       ========

The following is a reconciliation of the items reported above to the amounts reported in the consolidated financial statements:

                                                                   2000             1999             1998
                                                              ---------        ---------        ---------
Operating profit:
Segment operating profit                                      $  56,854        $  43,715        $  38,722
Non-recurring costs associated with Mexico                                                           (309)
APB #16 depreciation and amortization                            (4,233)          (4,366)          (4,194)
Non-allocated corporate expenses                                   (537)            (639)            (424)
Compensation and related transaction costs                                                        (18,018)
Amortization of intangibles                                      (4,470)          (3,821)          (2,565)
Amortization of inventory write-up to fair market value                             (949)
Management fees                                                  (1,100)          (1,079)          (1,043)
                                                              ---------        ---------        ---------
         Total operating profit                               $  46,514        $  32,861        $  12,169
                                                              =========        =========        =========

Depreciation and amortization:
Segment depreciation and amortization                         $   6,243        $   5,239        $   4,705
Amortization of intangibles                                       4,470            3,821            2,565
APB #16 depreciation and amortization                             4,233            4,366            4,194
Amortization of inventory write-up to fair market value                              949
Amortization of deferred financing fees                           2,305            2,370            2,024
                                                              ---------        ---------        ---------
         Total depreciation and amortization                  $  17,251        $  16,745        $  13,488
                                                              =========        =========        =========

Assets:
Segment assets                                                $ 142,419        $ 128,814        $  79,958
APB # 16 Adjustment                                               8,417           12,635           12,311
Goodwill and other intangibles                                  169,048          178,088          157,799
Deferred tax assets                                               5,836            4,964            4,066
Cash and other assets at corporate offices                        1,772            7,003            3,274
                                                              ---------        ---------        ---------
         Total assets                                         $ 327,492        $ 331,504        $ 257,408
                                                              =========        =========        =========

Net sales for the years ended December 31, 2000, 1999 and 1998, and long-lived assets as of December 31, 2000, 1999 and 1998, by geographic area are as follows:

                                      2000             1999             1998
                                   ---------        ---------        ---------
Net sales:
United States                      $ 159,744        $ 118,901        $ 107,478

Germany                               63,343           32,518           13,662
United Kingdom                        27,508           22,569           22,881
Other international                   46,356           33,542           34,128
                                   ---------        ---------        ---------
         Total international         137,207           88,629           70,671

Interarea                            (16,378)          (9,112)          (5,083)
                                   ---------        ---------        ---------
                                   $ 280,573        $ 198,418        $ 173,066
                                   =========        =========        =========

Long-lived assets:
United States                      $ 186,200        $ 193,211        $ 171,549

Germany                               19,294           21,582           18,724
United Kingdom                        20,997           20,741           10,784
Other international                   12,041           12,293            7,047
                                   ---------        ---------        ---------
         Total international          52,332           54,616           36,555
                                   ---------        ---------        ---------
                                   $ 238,532        $ 247,827        $ 208,104
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

1998 STOCK OPTION PLAN

The 1998 Stock Option Plan provides incentives to officers and other key employees of the Company that serve to align their interests with those of stockholders. Under the 1998 Stock Option Plan, the Board is authorized to award four different types of non-qualified stock options: (i) service options, (ii) performance options, (iii) super performance options and (iv) exit options. Under the 1998 Stock Option Plan, unless otherwise provided by the Board, service options vest and become exercisable in five equal annual installments on each of the first five anniversaries of the date of grant; performance and super performance options vest and become exercisable in annual installments based on the achievement of annual EBITDA targets of the Company; and exit options vest and become exercisable based upon the internal rate of return of GSC Partners realized in connection with the disposition of its investment in the Company. Regardless of the satisfaction of any performance goals, performance options, super performance options and exit options fully vest and become exercisable on the ninth anniversary of the date of grant.

Initially, 7,885 shares of the Company's voting common stock were authorized for issuance under the 1998 Stock Option Plan. In the event of certain changes in the Company's capital structure affecting the common stock, the Board of Directors may make appropriate adjustments in the number of shares then covered by options and, where applicable, the exercise price of options under the 1998 Stock Option Plan.

As of December 31, 2000, 6,631 options have been granted under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 6,281 expire in 2007, 250 expire in 2008 and 100 expire in 2009.

DAY STOCK OPTION PLAN

Certain employees hold options which were previously granted under the Day International Group, Inc. Stock Option Plan (the "Day Option Plan"). In connection with the Acquisition, all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options of $8,585 was recorded in 1998 and is included in other long-term liabilities at December 31, 2000 and 1999. As of December 31, 2000, 2,462.5 options have been granted under the Day Option Plan with an exercise price of $1,000 a share and 310 options have been granted with an exercise price of $1,200 a share. Also, the options expire as follows:
2,387.5 expire in 2005, 75 expire in 2006 and 310 expire in 2007.

The following table summarizes activity in the Company's stock option plans:

                                                             2000                       1999                      1998
                                                             ----                       ----                      ----
                                                                   EXERCISE                   EXERCISE                 EXERCISE
                                                       SHARES       PRICE        SHARES        PRICE        SHARES      PRICE
                                                       ------       -----        -------       ------       ------      -------
Outstanding at beginning
  of period                                           9,404         $3,143         9,054        $3,109       2,915       $1,021
Granted                                                 100          4,030           350         4,030       6,281        4,030
Exercised                                                                                                     (142)       1,000
Canceled                                               (100)         4,030
                                                      ------                       -----                    ------
Outstanding at end of  period                         9,404          3,143         9,404         3,143       9,054        3,109
                                                      ======                       =====                    ======
Exercisable at end of  period                         3,375          1,559         2,976         1,223       2,773        1,022
                                                      ======                       =====                    ======
Weighted-average fair value
  of options granted during
  the year using the Black-Scholes
  options-pricing model                                            $ 1,663                      $1,860                   $1,860
                                                                  ========                     =======                   ======
Weighted-average assumptions used for grants:
  Expected dividend yield                                                0%                         0%                       0%
  Expected life of options                                         9 years                     9 years                  9 years
  Risk-free interest rate                                                6%                         7%                       7%

Also, warrants to purchase up to 74 shares of Common Stock that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof were granted in 1998 to one of the Board members as compensation for services as a director. In 2000, additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share were granted to each of two Board members for their services. These warrants also vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof.

The Company measures compensation cost for stock options issued to employees and warrants issued to directors using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs been determined based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings would have been reduced by $1,227 in 2000, $962 in 1999 and $497 in 1998.

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

In conjunction with the TPO acquisition, the Company entered into a Promise to Pay agreement with Armstrong for the unfunded pension obligation of TPO's Germany subsidiary in which Armstrong agreed to pay the portion of any pension obligations which the associates earned prior to the date of the acquisition. At December 31, 2000, a receivable of $1.1 million has been recorded for the estimated portion of the pension obligation that is Armstrong's responsibility.

Day also sponsors defined contribution plans for certain of its associates, which provide for Company contributions of a specified percentage of each associate's total compensation.

The funded status of the Company's defined benefit plans at December 31, 2000 and 1999, is as follows:

                                                                 2000            1999
                                                             --------        --------
Change in benefit obligation:
Benefit obligation at beginning of year                      $ 16,170        $ 13,335
Service cost                                                      689             688
Interest cost                                                     926             749
Acquisitions                                                                    2,778
Plan participant contributions                                    196             248
Actuarial (gains) losses                                          414            (328)
Benefits paid                                                    (664)           (698)
Foreign currency exchange impact                               (1,186)           (602)
                                                             --------        --------
Benefit obligation at end of year                              16,545          16,170
                                                             --------        --------

Change in plan assets:
Fair value of plan assets at the beginning of the year         14,273          11,608
Actual return on plan assets                                     (954)          2,928
Employer contribution                                             406             495
Plan participant contributions                                    196             248
Benefits paid                                                    (664)           (691)
Foreign currency exchange impact                               (1,064)           (315)
                                                             --------        --------
Fair value of plan assets at end of year                       12,193          14,273
                                                             --------        --------

Funded status                                                  (4,352)         (1,897)
Unrecognized net actuarial (gain) loss                          1,809             171
                                                             --------        --------

(Accrued) pension costs                                      $ (2,543)       $ (1,726)
                                                             ========        ========

The projected benefit obligation was determined using an assumed discount rate of 6.0% and 6.0% in 2000 and 1999, and an assumed long-term rate of increase in compensation of 4.5% in 2000 and 4.5% in 1999. The assumed long-term rate of return on plan assets was 8.0% in 2000 and 8.0% in 1999.

A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                           2000           1999           1998
                                         -------        -------        -------
Defined benefit plans:
    Service cost                         $   689        $   688        $   570
    Interest cost                            926            749            756
    Expected return on plan assets        (1,080)          (890)          (948)
    Net amortization                           8              8              8
                                         -------        -------        -------
Net periodic pension cost                    543            555            386
Defined contribution plans                 2,782          1,253          1,174
                                         -------        -------        -------
Total pension expense                    $ 3,325        $ 1,808        $ 1,560
                                         =======        =======        =======

K.       OTHER POSTRETIREMENT BENEFITS

Day provides certain contributory postretirement health care and life insurance benefits for certain U.S. associates. Those associates may become eligible for these postretirement benefits if they retire on or after age 55 with at least ten years of service.

The status of Day's unfunded plan at December 31, 2000 and 1999, is as follows:


                                                   2000           1999
                                                -------        -------
Change in benefit obligation:
Benefit obligation at beginning of year         $ 6,372        $ 5,229
Service cost                                        452            378
Interest cost                                       589            409
Actuarial (gains) losses                          1,015            (97)
Liability recognized - acquisitions               1,058            538
Benefits paid                                      (178)           (85)
                                                -------        -------
Benefit obligation at end of year                 9,308          6,372

Unrecognized net actuarial gain (loss)             (923)            92
                                                -------        -------
Accrued postretirement benefit obligation       $ 8,385        $ 6,464
                                                =======        =======

The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost rate trend) is assumed to be 8.0% and decreasing gradually to 5.0% in 2007 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $1,742 at December 31, 2000, and the interest and service cost would have been $216 higher for the year ended December 31, 2000. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $1,387 at December 31, 2000, and the interest and service cost would have been $168 lower for the year ended December 31, 2000.

A discount rate of 7.5% was used in determining the accumulated obligation as of December 31, 2000 and 1999.

Net periodic postretirement benefit costs include the following components for the years ended December 31, 2000, 1999 and 1998:


                                                  2000       1999       1998
                                                ------       ----       ----
Service cost                                    $  452       $378       $381
Interest cost                                      589        409        327
Actuarial loss recognized                                       2
                                                ------       ----       ----
Net periodic postretirement benefit costs       $1,041       $789       $708
                                                ======       ====       ====

L.       LEASE COMMITMENTS AND CONTINGENCIES

In conjunction with the Varn acquisition, the Company assumed a capital lease on a building in Germany. Property under this capital lease is included in property, plant and equipment at December 31, 2000 and 1999, as follows:

                                        2000           1999
                                      -------        -------
Land and buildings                    $ 1,308        $ 1,431
Less - Accumulated depreciation           (55)          (37)
                                      -------        -------
                                      $ 1,253        $1,394
                                      =======        =======

The Company also leases certain warehouses, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 2000, 1999 and 1998 was $2,044, $962 and $802. The following is a schedule by year of future annual minimum lease payments under leases as of December 31, 2000:

                                                                                    CAPITAL        OPERATING
                                                                                     LEASE           LEASES
                                                                                     -----           ------
         2001                                                                $         147    $       1,658
         2002                                                                          147            1,356
         2003                                                                          147              724
         2004                                                                          147              411
         2005                                                                          147              381
         Thereafter                                                                  1,019            1,263
                                                                             -------------    -------------
                                                                                     1,754    $       5,793
                                                                                              =============
         Less - Amount representing interest                                          (484)
                                                                             -------------
         Present value of minimum lease
            payments (including current portion of $147)                     $       1,270
                                                                             =============

There are currently no environmental claims against the Company for the costs of environmental remediation measures taken or to be taken. The Company is operating under a consent decree related to its Michigan manufacturing facility for environmental matters that occurred prior to the acquisition by American Industrial Partners in 1995. Independent environmental consultants have assessed the environmental matters. Based on this assessment and management's best estimates of the liability associated with these matters, reserves for such liabilities have been established and no insurance recoveries have been anticipated in determining the reserves. A previous owner, PolyOne, has agreed to indemnify the Company for certain costs associated with these matters. At December 31, 2000, a $503 indemnification receivable is recorded. Management believes that this receivable is fully realizable. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the operations, financial position or cash flows of the Company.

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

M.       RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended by SFAS Nos. 137 and 138. Under the Statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivatives fair value will be recognized currently in earnings unless specific hedge criteria are met. Day adopted this Statement for its fiscal 2001 financial statements as of January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on Day's financial condition, results of operations or cash flows.

N.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000 of 11-1/8% Senior Notes, issued in conjunction with the purchase of Day International, Inc., ("Day") from M.A. Hanna, and $115,000 of 9-1/2% Senior Subordinated Notes, issued in conjunction with the acquisition of the Company by GSC Partners, (collectively, the "Notes"). Day International, Inc. ("Day International" or "Guarantor") is a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of Day International and its parent, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non guarantor subsidiaries. Intercompany notes are in place which effectively transfers the interest expense from Day International Group, Inc. to Day International, Inc. The following are the supplemental consolidated condensed balance sheets as of December 31, 2000 and 1999, the supplemental consolidated condensed statements of operations and cash flows for the years ended December 31, 2000, 1999 and 1998, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000



                                                            DAY
                                             DAY           INTER-
                                           INTER-         NATIONAL          NON
                                          NATIONAL          INC.         GUARANTOR
                                         GROUP, INC.     (GUARANTOR)    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                         -----------     -----------    ------------    ------------     ------------
ASSETS
Cash and cash equivalents                 $     590       $    (590)      $     922       $               $     922
Accounts receivable -- net                                   17,067          18,434                          35,501
Inventories                                                  22,306          13,294                          35,600
Other assets                                                  3,488           5,223                           8,711
                                          ---------       ---------       ---------       ---------       ---------
         TOTAL CURRENT ASSETS                   590          42,271          37,873                          80,734
Intercompany                                267,000                                        (267,000)
Property, plant and equipment -- net                         47,229          22,255                          69,484
Investment in subsidiaries                  (44,062)         31,585          (5,752)         18,229
Intangible and other assets                                 161,489          15,785                         177,274
                                          ---------       ---------       ---------       ---------       ---------
         TOTAL ASSETS                     $ 223,528       $ 282,574       $  70,161       $(248,771)      $ 327,492
                                          =========       =========       =========       =========       =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                          $               $   4,135       $   4,025       $               $   8,160
Current maturities of long-term debt          2,211                             147                           2,358
Accrued associate related costs and
  other expenses                              4,251          11,830          11,183                          27,264
                                          ---------       ---------       ---------       ---------       ---------
         TOTAL CURRENT LIABILITIES            6,462          15,965          15,355                          37,782
Intercompany                                (51,767)        309,971           9,252        (267,456)
Long-term and subordinated long-term
  debt                                      264,789                           1,123                         265,912
Other long-term liabilities                                  16,561           7,284                          23,845
Exchangeable preferred stock                 47,475                                                          47,475
Total stockholders' equity (deficit)        (43,431)        (59,923)         37,147          18,685         (47,522)
                                          ---------       ---------       ---------       ---------       ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)          $ 223,528       $ 282,574       $  70,161       $(248,771)      $ 327,492
                                          =========       =========       =========       =========       =========

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1999

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
ASSETS
Cash and cash equivalents                        $         377  $      (1,773)  $       1,904  $              $         508
Accounts receivable -- net                                             17,605          17,635                        35,240
Inventories                                                            19,879          12,952                        32,831
Other assets                                                            3,775           3,056                         6,831
                                                 -------------  -------------   -------------  -------------  -------------
         TOTAL CURRENT ASSETS                              377         39,486          35,547                        75,410
Intercompany                                           278,408                                      (278,408)
Property, plant and equipment -- net                                   48,763          20,976                        69,739
Investment in subsidiaries                             (50,978)        35,395                         15,583
Intangible and other assets                                           166,306          20,049                       186,355
                                                 -------------  -------------   -------------  -------------  -------------
         TOTAL ASSETS                            $     227,807  $     289,950   $      76,572  $    (262,825) $     331,504
                                                 =============  =============   =============  =============  =============
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       5,762   $       3,141  $              $       8,903
Current maturities of long-term debt                     3,297                             64                         3,361
Accrued associate related costs and
  other expenses                                         4,631         13,159          11,696                        29,486
                                                 -------------  -------------   -------------  -------------  -------------
         TOTAL CURRENT LIABILITIES                       7,928         18,921          14,901                        41,750
Intercompany                                           (52,374)       315,700          14,295       (277,621)
Long-term and subordinated long-term
  debt                                                 275,111                          1,358                       276,469
Other long-term liabilities                                            14,704           6,553                        21,257
Exchangeable preferred stock                            41,745                                                       41,745
Total stockholders' equity (deficit)                   (44,603)       (59,375)         39,465         14,796        (49,717)
                                                 -------------  --------------  -------------  -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                               $     227,807  $     289,950   $      76,572  $    (262,825) $     331,504
                                                 =============  =============   =============  =============  =============


                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -------------  -------------    ------------   ------------   ------------
Net sales                                        $              $     177,361   $     103,212  $              $     280,573
Cost of goods sold                                                    106,156          62,661                       168,817
                                                 -------------  -------------   -------------  -------------  -------------
         Gross profit                                                  71,205          40,551                       111,756
Selling, general and administrative                         36         38,129          21,507                        59,672
Amortization of intangibles                                             3,743             727                         4,470
Management fees                                                         1,100                                         1,100
                                                 -------------  -------------   -------------  -------------  -------------
         Operating income (loss)                           (36)        28,233          18,317                        46,514
Other expenses (income):
  Equity in (earnings) of subsidiaries                  (6,916)        (9,141)                        16,057
  Interest expense                                           1         30,130             184                        30,315
  Other (income) expense                                   (14)           969           3,692                         4,647
                                                 -------------  -------------   -------------  -------------  -------------
         Income before income taxes                      6,893          6,275          14,441        (16,057)        11,552
Income taxes (benefit)                                      (9)          (641)          5,300                         4,650
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $       6,902  $       6,916   $       9,141  $     (16,057) $       6,902
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL           NON
                                                    NATIONAL        INC.          GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -------------  -------------    ------------   ------------   ------------
Net sales                                        $              $     135,868   $      62,550  $              $     198,418
Cost of goods sold                                                     81,600          41,736                       123,336
                                                 -------------  -------------   -------------  -------------  -------------
         Gross profit                                                  54,268          20,814                        75,082
Selling, general and administrative                         14         23,519          12,427                        35,960
Restructuring costs                                                                     1,361                         1,361
Amortization of intangibles                                             3,776              45                         3,821
Management fees                                                         1,079                                         1,079
                                                 -------------  -------------   -------------  -------------  -------------
         Operating income (loss)                           (14)        25,894           6,981                        32,861
Other expenses (income):
Equity in (earnings) of subsidiaries                    (1,391)        (3,556)                         4,947
Interest expense                                                       28,085                                        28,085
Other (income) expense                                     (18)          (753)          1,275                           504
                                                 -------------  -------------   -------------  -------------  -------------
         Income before income taxes
             and extraordinary items                     1,395          2,118           5,706         (4,947)         4,272
Income taxes (benefit)                                       1           (130)          2,150                         2,021
                                                 -------------  -------------   -------------  -------------  -------------
         Income (loss) before
             extraordinary items                         1,394          2,248           3,556         (4,947)         2,251
Extraordinary losses on early
    extinguishment of debt                                                857                                           857
                                                 -------------  -------------   -------------  -------------  -------------
         Net income                              $       1,394  $       1,391   $       3,556  $      (4,947) $       1,394
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL           NON
                                                    NATIONAL        INC.          GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -------------  -------------    ------------   ------------   ------------
Net sales                                        $              $     130,850   $      42,216  $              $     173,066
Cost of goods sold                                                     80,207          29,948                       110,155
                                                 -------------  -------------   -------------  -------------  -------------
         Gross profit                                                  50,643          12,268                        62,911
Selling, general and administrative                          6         21,335           7,775                        29,116
Compensation and related transaction costs                             18,018                                        18,018
Amortization of intangibles                                             2,520              45                         2,565
Management fees                                                         1,043                                         1,043
                                                 -------------  -------------   -------------  -------------  -------------
         Operating income                                   (6)         7,727           4,448                        12,169
Other expenses (income):
Equity in (earnings) loss of subsidiaries               11,573         (1,441)                       (10,132)
Interest expense                                         2,797         24,673                                        27,470
Other (income) expense                                     (54)        (1,880)          2,240                           306
                                                 -------------  -------------   -------------  -------------  -------------
         Income (loss) before income taxes
                and extraordinary items                (14,322)       (13,625)          2,208         10,132        (15,607)
Income taxes (benefit)                                  (1,019)        (2,480)            767                        (2,732)
                                                 -------------  -------------   -------------  -------------  -------------
             Income (loss) before
             extraordinary items                       (13,303)       (11,145)          1,441         10,132        (12,875)
Extraordinary losses on early
       extinguishment of debt                            3,124            428                                         3,552
                                                 -------------  -------------   -------------  -------------  -------------
         Net income (loss)                       $     (16,427) $     (11,573)  $       1,441  $      10,132  $     (16,427)
                                                 =============  =============   =============  =============  =============


                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ----------     ---------    ------------   ------------   ------------
Operating Activities:
Net income                                       $       6,902  $       6,916   $       9,141  $     (16,057) $       6,902
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                        14,616           2,635                        17,251
  Equity in (earnings) of subsidiaries                  (6,916)        (9,141)                        16,057
  Deferred income taxes and other                                        (889)            161                          (728)
  Foreign currency loss                                                                 2,425                         2,425
  Changes in operating assets and liabilities             (381)        (8,487)          7,474                        (1,394)
                                                 -------------  -------------   -------------  -------------  -------------
         Net cash provided by (used in)
           operating activities                           (395)         3,015          21,836                        24,456

Investing Activities:
Cash paid for acquisitions                                             (2,329)                                       (2,329)
Capital expenditures                                                   (5,338)         (4,986)                      (10,324)
Other                                                                                     742                           742
                                                 -------------  -------------   -------------  -------------  -------------
         Net cash used in investing activities                         (7,667)         (4,244)                      (11,911)

Financing Activities:
Payments on term loans                                 (12,250)                          (212)                      (12,462)
Net borrowings on revolving credit facility                800                                                          800
                                                 -------------  -------------   -------------  -------------  -------------
         Net cash provided by (used in)
           financing activities                        (11,450)                          (212)                      (11,662)

Intercompany transfers and dividends                    12,058          5,835         (17,893)
Effects of exchange rates on cash                                                        (469)                         (469)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                         213          1,183            (982)                          414
Cash and cash equivalents at
  beginning of period                                      377         (1,773)          1,904                           508
                                                 -------------  -------------   -------------  -------------  -------------

Cash and cash equivalents at end of period       $         590  $        (590)  $         922  $              $         922
                                                 =============  =============   =============  =============  =============


                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                                     DAY
                                                       DAY         INTER-
                                                     INTER-       NATIONAL          NON
                                                    NATIONAL        INC.         GUARANTOR
                                                   GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ----------     ---------    ------------   ------------   ------------
Operating Activities:
Net income (loss)                                $       1,394  $       1,391   $       3,556  $      (4,947) $       1,394
  Adjustments to reconcile net
    income (loss) to net cash provided by
    (used in) operating activities:
  Extraordinary loss on early
     extinguishment of debt                                871                                                          871
  Depreciation and amortization                                        14,027           2,718                        16,745
  Equity in (earnings) of subsidiaries                  (1,391)        (3,556)                         4,947
  Deferred income taxes and other                                         (65)           (611)                         (676)
  Changes in operating assets and liabilities              296           (421)            452                           327
                                                 -------------  -------------   -------------  -------------  -------------
         Net cash provided by (used in)
           operating activities                          1,170         11,376           6,115                        18,661

Investing Activities:
Cash paid for acquisition                              (74,039)                                                     (74,039)
Capital expenditures                                                   (3,762)         (2,174)                       (5,936)
                                                 -------------  -------------   -------------  -------------  -------------
         Net cash used in investing activities         (74,039)        (3,762)         (2,174)                      (79,975)

Financing Activities:
Proceeds from issuance of  convertible
   preferred stock                                      38,264                                                       38,264
Proceeds from issuance of term loans                    24,469                                                       24,469
Payment of deferred financing fees                      (1,639)                                                      (1,639)
Net payments on credit facilities                       (3,515)                                                      (3,515)
                                                 -------------  -------------   -------------  -------------  -------------
         Net cash provided by (used in)
            financing activities                        57,579                                                       57,579

Intercompany transfers and dividends                    12,411         (8,432)         (3,979)
Effects of exchange rates on cash                                                        (519)                         (519)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                      (2,879)          (818)           (557)                       (4,254)
Cash and cash equivalents at
  beginning of period                                    3,256           (955)          2,461                         4,762
                                                 -------------  -------------   -------------  -------------  -------------

Cash and cash equivalents at end of period       $         377  $      (1,773)  $       1,904  $              $         508
                                                 =============  =============   =============  =============  =============


                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                       DAY          DAY INTER-
                                                      INTER-         NATIONAL         NON
                                                     NATIONAL          INC.         GUARANTOR
                                                    GROUP, INC.     (GUARANTOR)    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    ----------       ---------     ------------   ------------  ------------
Operating Activities:
Net income (loss)                                   $  (16,427)    $  (11,573)     $    1,441     $   10,132     $  (16,427)
  Adjustments to reconcile net
    income (loss) to net cash provided by
    (used in) operating activities:
  Extraordinary loss on early
   extinguishment of debt                                3,124            428                                         3,552
  Depreciation and amortization                                        11,817           1,671                        13,488
  Non-cash charge related to stock
    option awards                                                       8,585                                         8,585
  Equity in (earnings) loss of subsidiaries             11,573         (1,441)                       (10,132)
  Deferred income taxes and other                                      (3,772)                                       (3,772)
  Changes in operating assets and
    liabilities                                          3,346           (125)            775             (9)         3,987
                                                    ----------     ----------      ----------     ----------     ----------
Net cash provided by (used in)
  operating activities                                   1,616          3,919           3,887             (9)         9,413
Investing activities:
Cash paid for acquisition                                              (4,007)        (15,376)                      (19,383)
Capital expenditures                                                   (5,015)         (2,088)                       (7,103)
                                                    ----------     ----------      ----------     ----------     ----------
Net cash used in investing activities                                  (9,022)        (17,464)                      (26,486)
Financing Activities:
Proceeds from issuance of 2008 notes                   111,134                                                      111,134
Proceeds from issuance of exchangeable
    preferred stock                                     32,986                                                       32,986
Proceeds from issuance of term loans                    50,000                                                       50,000
Proceeds from issuance common stock                      9,731                                                        9,731
Contributions from shareholders                          4,573                                                        4,573
Repayment of existing credit facility                  (30,000)                          (902)                      (30,902)
Repayment of bridge loan                              (140,000)                                                    (140,000)
Payment of consent fee                                  (6,500)                                                      (6,500)
Payment of deferred financing fees                      (3,119)                                                      (3,119)
Net payments on credit facilities                       (7,100)                                                      (7,100)
                                                    ----------     ----------      ----------     ----------     ----------
Net cash provided by (used in)
   financing activities                                 21,705                           (902)                       20,803
Intercompany transfers and dividends                   (20,661)         4,468          16,184              9
Effects of exchange rates on cash                                                         252                           252
                                                    ----------     ----------      ----------     ----------     ----------
Net increase (decrease) in cash and
     cash equivalents                                    2,660           (635)          1,957                         3,982
Cash and cash equivalents at
  beginning of period                                      596           (320)            504                           780
                                                    ----------     -----------      ----------     ----------     ----------
Cash and cash equivalents at end of period          $    3,256     $     (955)     $    2,461     $              $    4,762
                                                    ==========     ==========      ==========     ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and a brief account of the business experience of each person who is a director or executive officer of the Company.

NAME                                   AGE                   POSITION
----                                   ---                   --------
William C. Ferguson                    70         Chairman of the Board
Dennis R. Wolters                      54         Chief Executive Officer, President and Director
David B. Freimuth                      48         Senior Vice President, General Manager, Textile Products
Thomas J. Koenig                       40         Vice President and Chief Financial Officer
Stephen P. Noe                         44         Senior Vice President, Marketing & Sales, Image Transfer
John R. Elia                           53         Vice President, Operations, Image Transfer
Dermot Healy                           46         Managing Director, Europe
Dwaine R. Brooks                       58         Vice President, Human Resources and Assistant Secretary
Steven R. Wilson                       48         President, Varn
Carl J. Crosetto                       52         Director
Matthew C. Kaufman                     30         Director
Colin Raymond                          30         Director

William C. Ferguson has been a director since 1998. He retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. Mr. Ferguson is also a member of the Advisory Board of GSC Partners and a director of I2Star.

Dennis R. Wolters has been the Chief Executive Officer of the Company and a director since 1995. From 1989 through May 1995 he served as President and from 1987 through 1989 he served as Executive Vice President. He joined the Company in 1983.

David B. Freimuth was named Senior Vice President, General Manager, Textile Products in October 1999. From 1995 through September 1999 he was Vice President, Chief Financial Officer.

Thomas J. Koenig was named Vice President and Chief Financial Officer in October 1999. From 1995 through September 1999 he was Controller/Director of Accounting.

Stephen P. Noe joined the Company at the beginning of 2001 and was named Senior Vice President, Marketing & Sales, Image Transfer. Prior to joining Day, he was a Principal at CSC Consulting in the Emerging Markets Practice and a Business Director at FMC Corporation.

Dermot Healy, Managing Director, European Operations, joined Day in 1996. Mr. Healy was previously employed by Renold PLC, most recently as Managing Director of the Milnrow and Bradford operations.

Dwaine R. Brooks was named Vice President, Human Resources in October 1999. Previously, he was Director Human Resources for the Company's worldwide operations.

Steven R. Wilson was named President, Varn International in December 1999. From 1996 through December 1999, Mr. Wilson served as Group Director Worldwide Sales and Marketing, and Group General Manager of Operations for Associated Spring, a business unit of Barnes Group, Inc. Previously, Mr. Wilson was a Division President of TransTechnology Corporation.

Carl J. Crosetto has been a director since 2000. He is President and a member of the Office of the Chairman of Bowne & Co., Inc. since December 1998. In January 2000, he was appointed to the Board of Directors of Bowne. Prior to December 1998, he served as President of Bowne International. Mr. Crosetto is a member of the board of directors of SpeedFlex Asia Limited.

Matthew C. Kaufman has been a director since 2000. He is a Managing Director with GSC Partners. He joined GSC Partners in 1997. Mr. Kaufman was previously Director of Corporate Finance with NextWave Telecom, Inc. Prior to that, he was with The Blackstone Group, in Merchant Banking and Mergers & Acquisitions departments. He is also a director of THCG, Inc. and Waddington North America, Inc.

Colin F. Raymond has been a director since 2000. He is a Partner with Soros Private Equity Partners ("SPEP") in New York. He has been with SPEP since May 1999. Prior to joining SPEP, Mr. Raymond was a member of the Merchant Banking division of Morgan Stanley in New York from 1996 to 1999. Mr. Raymond is a member of the board of directors for CrossWorlds Software, Inc., C.S. Aviation Inc., Onvoy, Inc. and PointOne Telecommunications, Inc.

As compensation for his services as director, in 1998, Mr. Ferguson has received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. On January 18, 2000, Mr. Ferguson has received additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. As compensation for his services as director, Mr. Crosetto also received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share on January 18, 2000, that vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. None of the other directors will receive any compensation for their services as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for 2000, 1999 and 1998 for Mr. Wolters and the four other most highly compensated executive officers of the Company at the end of 2000.

                                                                                  LONG TERM COMPENSATION
                                                                                --------------------------
                                                                                  AWARDS
                                                                                  ------
                                                        ANNUAL
NAME AND                                             COMPENSATION               SECURITIES
                                                     ------------               UNDERLYING      ALL OTHER
PRINCIPAL POSITION                   YEAR          SALARY         BONUS         OPTIONS(#)    COMPENSATION
------------------                   ----          -------       -------        ----------    ------------
Dennis R. Wolters,                   2000         $239,735      $      0              0       $   27,798(a)
 President and                       1999          215,000        80,000              0           26,662
 Chief Executive                     1998          200,000       191,410          2,850        5,084,715
 Officer

David B. Freimuth,                   2000          150,000             0              0           19,247(b)
 Senior Vice President               1999          120,750        22,000              0            5,673
                                     1998          105,000        50,371            780        2,537,727

Thomas J. Koenig,                    2000          112,500             0              0           16,530(c)
 Vice President and                  1999           85,861         7,200              0           33,076
 Chief Financial Officer             1998           82,750        40,111             60            7,702

Steven R. Wilson,                    2000          175,000             0              0           45,685(d)
 President, Varn                     1999           12,788             0            250                0

Dermot Healy,                        2000          131,953             0              0           39,527(e)
 Managing Director, Europe           1999          140,801        67,853              0           39,193
                                     1998          142,175        49,843            335           31,622

(a) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($16,720), payments for investment advisory services ($5,393), premiums for group term life insurance ($511) and automobile allowance ($5,174).

(b) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($14,588), premiums for group term life insurance ($180) and automobile allowance ($4,479).

(c) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($11,654), premiums for group term life insurance ($75) and automobile allowance ($4,801).

(d) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($4,365), signing bonus ($40,000) and premiums for group term life insurance ($1,320).

(e) Represents company contributions to a UK benefit plan ($27,483) and automobile allowance ($12,044).

                            FY-END OPTION/SAR VALUES

                                                                                     NUMBER
                                                                                  OF SECURITIES        VALUE OF
                                                                                   UNDERLYING         UNEXERCISED
                                                                                   UNEXERCISED       IN-THE-MONEY
                                                                                  OPTIONS/SARS       OPTIONS/SARS
                                                                                  AT FY-END(#)       AT FY-END($)
                                                                                  ------------       --------------
                                                                                  EXERCISABLE/       EXERCISABLE/
                                                                                     UNEXER-            UNEXER-
NAME                                                                                 CISABLE           CISABLE(1)
----                                                                              ------------       --------------
Dennis R. Wolters                                                                  1,470/2,580       $ 3,636,000/$0

David B. Freimuth                                                                    384/706         $   917,300/$0

Thomas J. Koenig                                                                       5/55          $         0/$0

Steven R. Wilson                                                                       8/242         $         0/$0

Dermot Healy                                                                         232/303         $   566,000/$0

(1) Based upon estimated fair market value of the shares less the exercise price.

EMPLOYMENT AGREEMENTS

Each of Messrs. Wolters and Freimuth is a party to an employment agreement with the Company, having a term of five years from the Acquisition Closing Date, subject to annual renewals thereafter unless notice of non-renewal is given. Under the employment agreements, each of Messrs. Wolters and Freimuth receives annual base salaries of $200,000 and $105,000 (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $200,000 and $55,000. The agreements also contain certain non-competition and non-solicitation provisions. Subject to certain exceptions, in the event that the executive is actually or constructively terminated under the employment agreement by the Company without cause, each employment agreement provides that the executive is entitled to receive the following compensation:
(i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, (iii) (a) in the event of a termination on or after the first anniversary of the Acquisition Closing Date but before the end of the 5-year term of the agreement, a lump sum equal to two times the executive's base salary and annual incentive bonus target and (b) in the event of a termination on or after the end of the 5-year term of the agreement, a lump sum equal to one times base salary and annual incentive bonus target and (iv) continuation of benefits and perquisites for one year following termination. As described in Item 1 -- "Business," upon the consummation of the Acquisition, each of Messrs. Wolters and Freimuth received an incentive bonus pursuant to the Executive Incentive Bonus Arrangements. Mr. Wolters' incentive bonus was $4,868,750 and Mr. Freimuth's incentive bonus was $2,434,375. Each of Messrs. Wolters and Freimuth also served as an officer of GSD prior to its merger up into its two shareholders, and, in consideration for the performance of such services, received signing bonuses on the Acquisition Closing Date in the amounts of $198,566 and $99,283.

Mr. Wilson is a party to an employment agreement with the Company, having an expiration date of December 31, 2001. Under his employment agreement, he receives an annual base salary of $175,000 (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $100,000. The agreement also contains certain non-competition provisions. Subject to certain exceptions, in the event that Mr. Wilson is terminated by the Company without cause, the employment agreement provides that he is entitled to receive the following compensation: (i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, and (iii) a lump sum amount equal to one times base salary and annual incentive bonus target.

COMPENSATION COMMITTEE INTERLOCKS

Since the Company does not have a compensation committee, executive compensation is determined by the Board of Directors. Mr. Ferguson serves on the Advisory Board of GSC Partners. Mr. Kaufman is the Managing Director of GSC Partners. GSC Partners and SG Capital Partners LLC ("SGCP"), the Company's controlling shareholders, provide business, financial and management advisory services to the Company for an annual total fee of $1 million, plus expenses. The Company also indemnifies GSC Partners and SGCP from and against certain liabilities. Mr. Raymond is a Partner with Soros Private Equity Partners. SPEP and its affiliates are the majority shareholders of the Company's Convertible Cumulative Preferred Stock. The Company also indemnifies SPEP from and against certain liabilities. Mr. Wolters is the President and Chief Executive Officer of the Company. No other officers of the Company participated in Board deliberations regarding executive compensation in 2000.

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



                                                                                      NO. OF SHARES OF           % OF
                                                                                        COMMON STOCK            COMMON
NAME OF BENEFICIAL OWNER                                                                   (a)(b)                STOCK
------------------------                                                              ----------------          ------
Dennis R. Wolters                                                                             1,770                 6.6
David B. Freimuth                                                                               484                 1.8
Dermot  Healy                                                                                   232                 0.6
Thomas J. Koenig                                                                                 20                 0.1
Steven R. Wilson                                                                                  5                 0.1
Matthew C. Kaufman (c)                                                                           --                  --
Colin F. Raymond                                                                                 --                  --
William C. Ferguson                                                                              93                 0.4
Carl J. Crosetto                                                                                 37                 0.1
All Directors and Executive Officers as a Group (11 persons)                                  3,041                11.4
SG Capital Partners LLC                                                                       3,777.5              14.1
Greenwich IV, LLC (c)                                                                        18,912                70.6

(a) Beneficial ownership is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. The table includes shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this report. As of the date of this report, the number of such shares is 3,504.

(b) The Shares of Common Stock owned by SGCP are Class B Non-Voting Common Stock. All other shares are shares of Class A Voting Common Stock.

(c) Greenwich IV, LLC is an affiliate of Greenwich Street. Mr. Kaufman may be deemed to beneficially own the 18,912 shares of Common Stock beneficially owned by Greenwich IV, LLC by virtue of his affiliation with GSC Partners. Mr. Kaufman disclaims any such beneficial ownership.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged GSC Partners and SGCP, pursuant to the Management Agreement, to provide it with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. The Management Agreement provides for an annual fee of $1.0 million and contains indemnification and expense reimbursement provisions which are customary for management agreements of this type. The Management Agreement will continue in full force and effect, and shall terminate upon, the earlier to occur of (i) January 18, 2008, and (ii) the date on which the affiliates of GSC Partners no longer, directly or indirectly, own any shares of capital stock of the Company, and may be earlier terminated by GSC Partners, in its sole discretion.

SGCP owns 3,777.5 shares of Class B Non-Voting Common Stock representing 14.3% of the outstanding Common Stock (on a fully-diluted basis). Societe Generale is the Administrative Agent and the lender under the Senior Secured Credit Facility.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

DAY INTERNATIONAL GROUP, INC.
Years ended December 31, 2000, 1999 and 1998:
     Report of Independent Public Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders' Equity (Deficit)
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES

Years ended December 31, 2000, 1999 and 1998:
     Report of Independent Public Accountants - at page 23 of this Report
     Schedule II - Valuation and Qualifying Accounts - at page 65 of this Report

The information required to be submitted in Schedules I, III, IV and V for Day International Group, Inc. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(b)      REPORTS ON FORM 8-K

         None

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

                                           Day International Group, Inc.
                                           (Registrant)

Date:    March 29, 2001          By:     /s/ Dennis R Wolters
                                 ----------------------------
                                 Dennis R. Wolters
                                 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date:    March 29, 2001          By:     /s/ Dennis R Wolters
                                 ----------------------------
                                 Dennis R. Wolters
                                 President, Chief Executive Officer and
                                 Director (Principal Executive Officer)

Date:    March 29, 2001          By:     /s/ Thomas J. Koenig
                                 -------------------------
                                 Thomas J. Koenig
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)

Date:   March 29, 2001           By:     /s/ William C. Ferguson
                                 ----------------------------
                                 William C. Ferguson
                                 Director

Date:   March 29, 2001           By:     /s/ Matthew C. Kaufman
                                 ---------------------------
                                 Matthew C. Kaufman
                                 Director

Date:   March 29, 2001           By:     /s/ Colin F. Raymond
                                 -------------------------
                                 Colin F. Raymond
                                 Director

Date:   March 29, 2001           By:     /s/ Carl J. Crosetto
                                 -------------------------
                                 Carl J. Crosetto
                                 Director

DAY INTERNATIONAL GROUP, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)


     COLUMN A                   COLUMN B                        COLUMN C                        COLUMN D        COLUMN E
     --------                   --------       --------------------------------------------     --------        --------
                                                                ADDITIONS
                                               --------------------------------------------
   ALLOWANCE FOR               BALANCE AT      CHARGED TO                                      DEDUCTIONS        BALANCE
     DOUBTFUL                   BEGINNING       COSTS AND                       CURRENCY          FROM           AT END
     ACCOUNTS                   OF PERIOD       EXPENSES        ACQUIRED       TRANSLATION      RESERVES        OF PERIOD
---------------------------------------------------------------------------------------------------------------------------
Year Ended:
December 31, 2000              $      (2,141)  $        (447)  $               $          49  $          272  $      (2,267)
                               =============   =============   =============   =============  ==============  =============

December 31, 1999              $      (1,384)  $        (470)  $        (418)  $          76  $           55  $      (2,141)
                               =============   =============   =============   =============  ==============  =============

December 31, 1998              $      (1,055)  $        (217)  $        (218)  $         (32) $          138  $      (1,384)
                               =============   =============   =============   =============  ==============  =============


INDEX TO EXHIBITS

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

         3.1 Certificate of Incorporation of Day International Group, Inc. ("Group") (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 33-93644)); as amended on October 15, 1999 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 28, 1999)

         3.2 By-Laws of Group (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

         3.3 Certificate of Incorporation of Day International, Inc. (the "Guarantor") (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

         3.4      By-Laws of the Guarantor (incorporated by reference to Exhibit
                  3.4 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

(4)      INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

         4.1 Indenture (the "Indenture") dated June 6, 1995 among Registrant, the Guarantor and American Bank National Association (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

         4.2 Registration Rights Agreement dated as of June 6, 1995 among Group, the Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation, NationsBanc Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

         4.3 First Supplemental Indenture, dated March 13, 1998, to the Indenture (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.4 Indenture (the "Subordinated Indenture") dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.3.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.5      Form of Global Notes (incorporated by reference to Exhibit
                  4.3.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.6 Registration Rights Agreement, dated as of March 18, 1998, by and between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.7 Certificate of Designation, dated March 18, 1998, of Powers, Preferences and Relative, Participating, Optional and other Special Rights of 12 1/4% Senior Exchangeable Preferred Stock due 2010 and Qualifications, Limitations and Restrictions thereof (the "Exchangeable Preferred Stock") (incorporated by reference to Exhibit 4.5.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.8 Form of Global Certificate for the Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.5.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.9 Exchange Debenture Indenture, dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

(10)     MATERIAL CONTRACTS

         10.1 Purchase Agreement dated as of May 25, 1995 among Group, the Guarantor (as of June 6, 1995) Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Capital Markets, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

         10.2 Stockholders Agreement dated January 16, 1998, among GSD Acquisition Corp., Greenwich IV, LLC, Societe Generale Capital Corporation and certain Employee Stockholders (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.3 Employment Agreement dated December 9, 1994, between the Guarantor and Dennis R. Wolters (incorporated by reference to
                  Exhibit 4.9 to the Registration Statement on Form S-4 (Reg. No. 33-93644)); as amended effective January 16, 1998 (incorporated by reference to Exhibit 10.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.4 Form of Employment Agreement between the Guarantor with certain members of management (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

         10.5 Stock Purchase Agreement dated April 11, 1995 among Group, M.A. Hanna Company and Cadillac Plastic Group, Inc., as amended (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

         10.6 Share Purchase Agreement dated April 11, 1995 between Group and Cadillac Plastic Limited, as amended (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

         10.7 Asset Purchase Agreement between Day International (Canada) Limited and Group, as amended (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

         10.8 Day International Group, Inc. Stock Option Plan, dated as of July 6, 1995 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1995); as amended on September 19, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1996); and as further amended on January 16, 1998 (incorporated by reference to Exhibit
                  10.2.3 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.9 Asset Purchase Agreement between Day International, Inc. and Flint Ink Corporation dated December 31, 1996 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 1996)

         10.10 Stock Purchase Agreement, dated as of December 18, 1997, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the Stockholders of Day International Group, Inc. parties thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K dated January 16, 1998)

         10.11 Amendment to Stock Purchase Agreement, dated as of January 16, 1998, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the Stockholders of Day International Group, Inc. parties thereto (incorporated by reference to Exhibit 2.2 to the Form 8-K dated January 16, 1998)

         10.12 Purchase Agreement, dated as of March 13, 1998 between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 1.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.13 Guarantee and Collateral Agreement, dated January 15, 1998, made by the Company and Day International, Inc. in favor of Societe Generale as Administrative Agent for the benefit of the Senior Lenders and certain other secured parties (incorporated by reference to Exhibit 4.8 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.14 Patent and Trademark Security Agreement, dated January 15, 1998, made by the Company in favor of the Administrative Agent for the benefit of the Senior Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.9 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.15 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the Florida Property (incorporated by reference to Exhibit
                  4.10 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.16 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the South Carolina property (incorporated by reference to Exhibit 4.11 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.17 Deed of Trust, dated January 15, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the North Carolina property (incorporated by reference to Exhibit 4.12 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.18 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the Michigan Property (incorporated by reference to Exhibit
                  4.13 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.19 Amendment to the Employment Agreement, dated January 16, 1998, between Day International, Inc. and David B. Freimuth (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.20 Consulting Agreement between the Company and Greenwich Street (incorporated by reference to Exhibit 10.5.1 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

         10.21 Indemnification Agreement between the Company and Greenwich Street (incorporated by reference to Exhibit 10.5.2 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

         10.22 Consulting Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.3 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

         10.23 Indemnification Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.4 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

         10.24 Share Purchase Agreement between Day International, Inc., Mr. Rudolf Wilbring, Mr. Helmut Bushoff and Mr. Josef Dunne dated December 23, 1998 (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 1998)

         10.25 Non Compete Agreement between Day International, Inc., Mr. Rudolf Wilbring, Mr. Helmut Bushoff and Mr. Josef Dunne dated December 23, 1998 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 1998)

         10.26 Share Pledge Agreement dated December 22, 1998 between made by the Company and Day International, Inc. in favor of Societe Generale as Administrative Agent for the benefit of the Senior Lenders and certain other secured parties (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 1998)

         10.27 Stock warrant to purchase 74 shares of Common Stock of the Company, dated as of January 18, 1998 issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31,
                  1998)

         10.28 Purchase Agreement between Armstrong World Industries, Inc. and Armstrong World Industries GmbH, as Sellers and Day International, Inc., as Buyer (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

         10.29 Stock Purchase Agreement, dated as of August 13, 1999, by and among the Company and the stockholders of each of Varnco Holdings Inc., Varn Holdings PLC, Varn Aegis Co. GmbH Hautschutzsysteme, Varn Products Co., Inc., JV Tex Realty Corp. and Graph Tech, Inc. (incorporated by reference to
                  Exhibit 2.1 to the Form 8-K dated October 28, 1999)

         10.30 Amendment No. 1, dated October 19, 1999, to the Stock Purchase Agreement, dated as of August 13, 1999, by and among the Company and the stockholders of each of Varnco Holdings Inc., Varn Holdings PLC, Varn Aegis Co. GmbH Hautschutzsysteme, Varn Products Co., Inc., JV Tex Realty Corp. and Graph Tech, Inc. (incorporated by reference to Exhibit 2.2 to the Form 8-K dated October 28, 1999)

         10.31 Certificate of Designation for the Company's 18% Convertible Cumulative Preference Stock due 2010, filed with the Secretary of State of the State of Delaware on October 15, 1999 (incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 28, 1999)

         10.32 Supplemental Indenture, dated as of October 19, 1999 among The Bank of New York and the several Guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-K dated October 28, 1999)

         10.33 Subsidiary Guarantee, dated as of October 19, 1999, among Firstar Bank, N.A. and the several Guarantors party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-K dated October 28, 1999)

         10.34 Preference Stock Purchase Agreement, dated as of October 19, 1999, among the Company and the several Investors party thereto (incorporated by reference to Exhibit 4.4 to the Form 8-K dated October 28, 1999)

         10.35 Amended and Restated Stockholders Agreement, dated as of October 19, 1999, among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.5 to the Form 8-K dated October 28, 1999)

         10.36 Amended and Restated Credit Agreement, dated as of October 19, 1999, among the Company, Societe Generale, as Administrative Agent, and SG Cowen Securities Corporation, as Arranger (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 28, 1999)

         10.37 Stock warrant to purchase 74 shares of Common Stock of the Company, dated as of January 27, 2000, issued to Mr. William
                  C. Ferguson

         10.38 Stock warrant to purchase 74 shares of Common Stock of the Company, dated as of January 18, 2000, issued to Mr. Carl J. Crosetto

 (21)    SUBSIDIARIES OF THE REGISTRANT

                                                                      EXHIBIT 21

The active subsidiaries of Day International Group, Inc. are listed below, do business under the name under which they are organized, and are included in the consolidated financial statements of the Company. The names, jurisdiction of incorporation of such subsidiaries, and percentage of voting securities owned by the Company are set forth below.

                                                                             Jurisdiction in       Percentage of
                                                                                  Which                Voting
                            Name of Subsidiary                                 Incorporated        Securities owned
                            ------------------                                 ------------        ----------------
Day International, Inc.                                                      Delaware                100%
    Varn International, Inc.                                                 Delaware                100% (1)
    Day International (U.K.) Holdings Limited                                United Kingdom          100% (1)
        Day International (U.K.), Ltd.                                       United Kingdom          100% (2)
    Day International France S.A.R.L.                                        France                  100% (1)
    Day International de Mexico S.A. de C.V.                                 Mexico                  100% (1)
    Varn Products Company (S.A.) Pty. Ltd.                                   South Africa            100% (1)
    Day International (Germany) Holdings GmbH                                Germany                 100% (1)
        Day International (Germany) Group GmbH                               Germany                 100% (3)
           Rotec Verwaltungs GmbH                                            Germany                 100% (4)
               Rotec GmbH & Co. KG                                           Germany                 100% (5)
                  Rotec Czech s.r.o.                                         Czech Republic          55% (6)
        ATPG GmbH                                                            Germany                 100% (3)
        Day International (BRD) GmbH                                         Germany                 100% (3)
           ZAO Day International                                             Russia                  75% (7)
        Varn Aegis Company GmbH Hautschutzsysteme                            Germany                 100% (3)
           Varn Holding GmbH (Germany)                                       Germany                 100% (8)
               Varn Products Company GmbH (Germany)                          Germany                 100% (9)
               Varn Kompac Company GmbH (Germany)                            Germany                 100% (9)
    Varn Holdings PLC                                                        United Kingdom          100% (1)
        Varn Products Co., Ltd. (United Kingdom)                             United Kingdom          100% (10)
        Varn Products Company, Pty., Ltd. (Australia)                        Australia               100% (10)
        Varn Pressroom Products Sdn. Bhd. (Malaysia)                         Malaysia                100% (10)
        Varn Products Holdings, Inc. (Canada)                                Canada                  100% (10)
           Varn Products Co., Inc. (Canada)                                  Canada                  100% (11)
        Varn Asiatic Pressroom Products (HK) Ltd.                            Hong Kong                50% (10)
           Varn Asiatic Pressroom Products                                   China                   100% (12)

(1)      Subsidiary of Day International, Inc.
(2)      Subsidiary of Day International (U.K.) Holdings Limited
(3)      Subsidiary of Day International (Germany) Holdings GmbH
(4)      Subsidiary of Day International (Germany) Group GmbH
(5)      Subsidiary of Rotec Verwaltungs GmbH
(6)      Subsidiary of Rotec GmbH Co. & KG
(7)      Subsidiary of Day International (BRD) GmbH
(8)      Subsidiary of Varn Aegis Company GmbH Hautschutzsysteme

(9)      Subsidiaries of Varn Holding GmbH
(10)     Subsidiaries of Varn Holdings PLC
(11)     Subsidiary of Varn Products Holdings, Inc. (Canada)
(12)     Subsidiary of Varn Asiatic Pressroom Products (HK) Ltd.