Form 10-Q
period 2001-03-31
DAY INTERNATIONAL GROUP INC
filed 2001-05-11
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                   COMMISSION FILE NO. 33-93644 AND 333-51839

                          DAY INTERNATIONAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                   31-1436349
 ------------------------                 ---------------------------------
 (State of Incorporation)                 (IRS Employer Identification No.)

                   130 WEST SECOND STREET, DAYTON, OHIO 45402
                   ------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           (937) 224-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 23,298 Common Shares of the Company, $0.01 per share par value, outstanding as of May 1, 2001.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                    Pages
                                                                                    -----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000                                                            3

         Condensed Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000                                                4

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000                                                5

         Notes to Condensed Consolidated Financial Statements                      6 - 14

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     15 - 17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                17 - 18

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                            18

Signature                                                                            19

                          PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

         ASSETS                                                    2001           2000
                                                                 ---------      ---------

Cash and cash equivalents                                        $     892      $     922
Accounts receivable (less allowance for doubtful accounts of
         $2,198 and $2,267)                                         33,745         35,501
Inventories                                                         37,188         35,600
Other current assets                                                 8,380          8,711
                                                                 ---------      ---------
         Total current assets                                       80,205         80,734

Property, plant and equipment, net of accumulated
         depreciation of $26,719 and $25,571                        69,967         69,484
Goodwill and other intangible assets (net of accumulated
         amortization of $45,276 and $42,789)                      165,692        169,048
Other assets                                                        10,739          8,226
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 326,603      $ 327,492
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                 $   7,205      $   8,160
Current maturities of long-term debt                                 3,839          2,358
Other current liabilities                                           25,120         27,264
                                                                 ---------      ---------
         Total current liabilities                                  36,164         37,782
Long-term and subordinated long-term debt                          268,303        265,912
Other long-term liabilities                                         24,042         23,845
Commitments and contingencies
                                                                 ---------      ---------
         Total liabilities                                         328,509        327,539

Exchangeable preferred stock                                        49,018         47,475

STOCKHOLDERS' EQUITY (DEFICIT):
  18% convertible cumulative preferred shares                       48,970         46,921
  Common shares                                                          1              1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                             (68,772)       (68,772)
  Retained earnings (deficit)                                      (25,926)       (21,580)
  Accumulated other comprehensive loss                              (5,197)        (4,092)
                                                                 ---------      ---------
         Total stockholders' equity (deficit)                      (50,924)       (47,522)
                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 326,603      $ 327,492
                                                                 =========      =========

           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                             2001          2000
                                                           --------      --------

NET SALES                                                  $ 66,863      $ 70,397

COST OF GOODS SOLD                                           42,536        43,141
                                                           --------      --------

GROSS PROFIT                                                 24,327        27,256

SELLING, GENERAL AND ADMINISTRATIVE                          15,013        14,740
RESTRUCTURING COSTS                                             500
AMORTIZATION OF INTANGIBLES                                   1,112         1,074
MANAGEMENT FEES                                                 275           275
                                                           --------      --------

OPERATING PROFIT                                              7,427        11,167

OTHER EXPENSES:
  Interest expense (including amortization of deferred
         financing cost of $576 and $576)                     7,261         7,461
  Other expense (income)                                        977         2,269
                                                           --------      --------

                                                              8,238         9,730
                                                           --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                              (811)        1,437

INCOME TAX EXPENSE (BENEFIT)                                    (58)          669
                                                           --------      --------

NET INCOME (LOSS)                                              (753)          768

PREFERRED STOCK DIVIDENDS                                    (3,546)       (3,048)

AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS                  (47)          (47)
                                                           --------      --------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                  $ (4,346)     $ (2,327)
                                                           ========      ========

           See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                  2001         2000
                                                                                 -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $  (753)     $   768
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                    4,462        4,198
  Deferred income taxes                                                           (2,178)      (1,726)
  Foreign currency loss                                                              777        1,165
  Change in operating assets and liabilities                                      (2,538)      (1,864)
                                                                                 -------      -------
         Net cash provided by (used in) operating activities                        (230)       2,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (3,718)      (1,029)
                                                                                 -------      -------
         Net cash used in investing activities                                    (3,718)      (1,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                             (1,502)      (1,250)
Net proceeds from revolving credit facility                                        5,450        1,000
                                                                                 -------      -------
         Net cash provided by (used in) financing activities                       3,948         (250)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (30)         (63)
                                                                                 -------      -------

Net increase (decrease) in cash and cash equivalents                                 (30)       1,199
Cash and cash equivalents at beginning of period                                     922          508
                                                                                 -------      -------

Cash and cash equivalents at end of period                                       $   892      $ 1,707
                                                                                 =======      =======
NON CASH TRANSACTIONS:
  Preferred stock dividends                                                      $ 3,546      $ 3,048
                                                                                 =======      =======
  Amortization of preferred stock discount                                       $    47      $    47
                                                                                 =======      =======

           See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

A.       BASIS OF PRESENTATION

The balance sheet as of December 31, 2000, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B.       INVENTORIES

Inventories as of March 31, 2001 and December 31, 2000, consist of:

                                              MARCH 31,           DEC. 31,
                                                2001                2000
                                              -------             -------

Finished goods                                $21,216             $19,001
Work in process                                 6,006               6,143
Raw materials                                   9,966              10,456
                                              -------             -------
                                              $37,188             $35,600
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

                                                      2001              2000
                                                     -------           -------
Third party sales:
  Image Transfer                                     $36,038           $38,855
  Textile Products                                    14,676            15,560
  Varn                                                16,149            15,982
                                                     -------           -------
         Total                                       $66,863           $70,397
                                                     =======           =======

Segment operating profit:
  Image Transfer                                     $ 7,172           $10,070
  Textile Products                                     2,289             2,077
  Varn                                                 1,025             1,590
                                                     -------           -------
         Total                                       $10,486           $13,737
                                                     =======           =======

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

                                                      2001             2000
                                                    --------         --------

Segment operating profit                            $ 10,486         $ 13,737
APB #16 depreciation and amortization                 (1,033)          (1,124)
Non-allocated corporate expenses                        (139)             (97)
Restructuring costs                                     (500)
Amortization of intangibles                           (1,112)          (1,074)
Management fees                                         (275)            (275)
                                                    --------         --------

         Total operating profit                     $  7,427         $ 11,167
                                                    ========         ========

D.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was $(1,858) and $1,660.

E.       CONTINGENCIES

Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. The Company's previous parent and its parent, PolyOne, have agreed to indemnify the Company for certain of the costs associated with these matters.

F.       RESTRUCTURING COSTS

In February 2001, the Company announced that it would relocate its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. The relocation will occur throughout 2001. A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs. Additional charges of approximately $0.5 million will be recorded during the remaining three quarters of 2001 for moving and relocating the machinery and equipment as costs are incurred.

G.       NEW ACCOUNTING PRINCIPLE

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

H.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non guarantor subsidiaries. Intercompany notes are in place which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of March 31, 2001 and December 31, 2000, and the supplemental combining condensed statements of operations and cash flows for the three months ended March 31, 2001 and 2000, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                 MARCH 31, 2001

                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
ASSETS
Cash and cash equivalents                        $         723  $        (723)  $         892  $              $         892
Accounts receivable - net                                              15,206          18,539                        33,745
Inventories                                                            24,149          13,039                        37,188
Other current assets                                                    3,472           4,908                         8,380
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT ASSETS                              723         42,104          37,378                        80,205
Intercompany                                           270,960         (2,714)          2,714       (270,960)
Property, plant and equipment, net                                     48,371          21,596                        69,967
Investment in subsidiaries                             (44,802)        25,243          (5,727)        25,286
Intangible and other assets                                           161,665          14,766                       176,431
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL ASSETS                            $     226,881  $     274,669   $      70,727  $    (245,674) $     326,603
                                                 =============  =============   =============  =============  =============

LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       3,739   $       3,466  $              $       7,205
Current maturities of long-term debt                     3,839                                                        3,839
Other current liabilities                                4,593          8,870          11,657                        25,120
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT LIABILITIES                       8,432         12,609          15,123                        36,164
Intercompany                                           (51,963)       318,394           4,986       (271,417)
Long-term and subordinated long-term
  debt                                                 267,121                          1,182                       268,303
Other long-term liabilities                                            16,849           7,193                        24,042
Exchangeable preferred stock                            49,018                                                       49,018
Total stockholders' equity (deficit)                   (45,727)       (73,183)         42,243         25,743        (50,924)
                                                 --------------  -------------  -------------  -------------  -------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                  $     226,881  $     274,669   $      70,727  $    (245,674) $     326,603
                                                 =============  =============   =============  ============== =============

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000

                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
ASSETS
Cash and cash equivalents                        $         590  $        (590)  $         922  $              $         922
Accounts receivable -- net                                             17,067          18,434                        35,501
Inventories                                                            22,306          13,294                        35,600
Other assets                                                            3,488           5,223                         8,711
                                                 -------------  -------------   -------------  -------------  -------------
         TOTAL CURRENT ASSETS                              590         42,271          37,873                        80,734
Intercompany                                           267,000                                      (267,000)
Property, plant and equipment -- net                                   47,229          22,255                        69,484
Investment in subsidiaries                             (44,062)        31,585          (5,752)        18,229
Intangible and other assets                                           161,489          15,785                       177,274
                                                 -------------  -------------   -------------  -------------  -------------
         TOTAL ASSETS                            $     223,528  $     282,574   $      70,161  $    (248,771) $     327,492
                                                 =============  =============   =============  =============  =============
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       4,135   $       4,025  $              $       8,160
Current maturities of long-term debt                     2,211                            147                         2,358
Other current liabilities                                4,251         11,830          11,183                        27,264
                                                 -------------  -------------   -------------  -------------  -------------
         TOTAL CURRENT LIABILITIES                       6,462         15,965          15,355                        37,782
Intercompany                                           (51,767)       309,971           9,252       (267,456)
Long-term and subordinated long-term
  debt                                                 264,789                          1,123                       265,912
Other long-term liabilities                                            16,561           7,284                        23,845
Exchangeable preferred stock                            47,475                                                       47,475
Total stockholders' equity (deficit)                   (43,431)       (59,923)         37,147         18,685        (47,522)
                                                 -------------  --------------  -------------  -------------  -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                 $     223,528  $     282,574   $      70,161  $    (248,771) $     327,492
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001

                                                                      DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------

Net sales                                        $              $      39,373   $      27,490  $              $      66,863
Cost of goods sold                                                     25,671          16,865                        42,536
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  13,702          10,625                        24,327
Selling, general and administrative                         24          9,817           5,172                        15,013
Restructuring costs                                                       500                                           500
Amortization of intangibles                                             1,045              67                         1,112
Management fees                                                           275                                           275
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (24)         2,065           5,386                         7,427
Other expenses (income):
  Equity in (earnings) loss of subsidiaries                739         (2,823)                         2,084
  Interest expense                                                      7,233              28                         7,261
  Other (income) expense                                    (2)           682             297                           977
                                                 -------------  -------------   -------------  -------------  -------------

         Income (loss) before income taxes                (761)        (3,027)          5,061         (2,084)          (811)
Income taxes (benefit)                                      (8)        (2,288)          2,238                           (58)
                                                 -------------  -------------   -------------  -------------  -------------

         Net income (loss)                       $        (753) $        (739)  $       2,823  $      (2,084) $        (753)
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001


                                                                      DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Net sales                                        $              $      43,314   $      27,083  $              $      70,397
Cost of goods sold                                                     26,435          16,706                        43,141
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  16,879          10,377                        27,256
Selling, general and administrative                                     9,312           5,428                        14,740
Amortization of intangibles                                             1,004              70                         1,074
Management fees                                                           275                                           275
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                               6,288           4,879                        11,167
Other expenses (income):
  Equity in (earnings) loss of subsidiaries               (767)        (2,500)                         3,267
  Interest expense                                           1          7,460                                         7,461
  Other (income) expense                                    (3)         1,784             488                         2,269
                                                 -------------  -------------   -------------  -------------  -------------

         Income (loss) before income taxes                 769           (456)          4,391         (3,267)         1,437
Income taxes (benefit)                                       1         (1,223)          1,891                           669
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $         768  $         767   $       2,500  $      (3,267) $         768
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001

                                                                     DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Cash Flows From Operating Activities:
Net income                                       $        (753) $        (739)  $       2,823  $      (2,084) $        (753)
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                         3,769             693                         4,462
  Equity in (earnings) loss of subsidiaries                739         (2,823)                         2,084
  Deferred income taxes and other                                      (1,979)           (199)                       (2,178)
  Foreign currency loss                                                   777                                           777
  Changes in operating assets and liabilities              343         (3,244)            363                        (2,538)
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by (used in)
     operating activities                                  329         (4,239)          3,680                          (230)

Cash Flows From Investing Activities:
Capital expenditures                                                   (2,495)         (1,223)                       (3,718)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                                (2,495)         (1,223)                       (3,718)

Cash Flows From Financing Activities:
Payments on term loan                                   (1,500)                            (2)                       (1,502)
Net borrowings on credit facilities                      5,450                                                        5,450
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash provided by (used in)
   financing activities                                  3,950                             (2)                        3,948

Intercompany transfers and dividends                    (4,146)         6,601          (2,455)
Effects of exchange rates on cash                                                         (30)                          (30)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                         133           (133)            (30)                          (30)
Cash and cash equivalents at
 beginning of period                                       590           (590)            922                           922
                                                 -------------  -------------   -------------  -------------  -------------

Cash and cash equivalents at end of period       $         723  $        (723)  $         892  $              $         892
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000

                                                                     DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Cash Flows From Operating Activities:
Net income                                       $         768  $         767   $       2,500  $      (3,267) $         768
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                         3,518             680                         4,198
  Equity in (earnings) loss of subsidiaries               (767)        (2,500)                         3,267
  Deferred income taxes and other                                      (1,360)           (366)                       (1,726)
  Foreign currency loss                                                 1,165                                         1,165
  Changes in operating assets and liabilities             (467)        (1,385)            (12)                       (1,864)
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by (used in)
     operating activities                                 (466)           205           2,802                         2,541

Cash Flows From Investing Activities:
Capital expenditures                                                     (936)            (93)                       (1,029)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                                  (936)            (93)                       (1,029)

Cash Flows From Financing Activities:
Payments on term loan                                   (1,250)                                                      (1,250)
Net borrowings on credit facilities                      1,000                                                        1,000
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash provided by (used in)
   financing activities                                   (250)                                                        (250)

Intercompany transfers and dividends                     1,436            940          (2,376)
Effects of exchange rates on cash                                                         (63)                          (63)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                         720            209             270                         1,199
Cash and cash equivalents at
 beginning of period                                       377         (1,773)          1,904                           508
                                                 -------------  -------------   -------------  -------------  -------------

Cash and cash equivalents at end of period       $       1,097  $      (1,564)  $       2,174  $              $       1,707
                                                 =============  =============   =============  =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933. These are subject to certain risks and uncertainties, including those identified below, which could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. The words "believe," "anticipate," "expect," "intend," "will likely result," "will continue," and similar expressions identify forward-looking statements.

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

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

                                                 Three Months Ended March 31,
                                                    2001           2000
                                                    ----          ----
                                                  $       %        $       %
                                               ------  -------  ------   ------
Net sales                                        66.9    100.0    70.4    100.0
Costs of goods sold                              42.6     63.6    43.1     61.3
                                               ------  -------  ------   ------
Gross profit                                     24.3     36.4    27.3     38.7
Selling, general and administrative expense      15.0     22.5    14.7     20.9
Restructuring costs                               0.5      0.7
Amortization of intangibles                       1.1      1.7     1.1      1.5
Management fees                                   0.3      0.4     0.3      0.4
                                               ------  -------  ------   ------
Operating profit                                  7.4     11.1    11.2     15.9
                                               ======  =======  ======   ======

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales decreased $3.5 million (5.0%) to $66.9 million. Image Transfer's sales decreased $2.8 million (7.3%) to $36.0 million, primarily as a result of negative foreign currency rate changes of $0.9 million and lower sales volume in the United States of $3.1 million, partly offset by higher sales volume in Europe of $0.9 million. Textile Products' sales decreased $0.9 million (5.7%) to $14.7 million, primarily as a result of foreign currency rate changes of $0.5 million and lower sales volume in the United States of $1.2 million, partly offset by sales volume gains of $0.9 million in Europe. Varn's sales increased $0.2 million (1.0%) to $16.1 million despite the negative impact of foreign currency rate changes of $0.7 million. The lower U.S. Image Transfer sales volume was as a result of the weak U.S. printing industry in the quarter. The lower U.S. Textile Products sales volume was primarily a result of customers closing textile mills and relocating operations to mills outside the United States.

Gross profit decreased $2.9 million (10.7%) to $24.3 million. As a percentage of net sales, gross profit decreased to 36.4% for the three months ended March 31, 2001, compared to 38.7% for the three months ended March 31, 2000, primarily as a result of the lower Image Transfer sales volume in the United States, which have a higher margin than the average.

Selling, general and administrative expense ("SG&A") increased $0.3 million (1.9%) to $15.0 million. As a percentage of net sales, SG&A increased to approximately 22.5% from 20.9%, primarily as a result of the fixed nature of those costs. Foreign currency translation rate changes had a minimal impact on SG&A in the first quarter of 2001 compared to the first quarter of 2000.

In February 2001, the Company announced that it would relocate its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. The relocation will occur throughout 2001. A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs. Additional charges of approximately $0.5 million will be recorded during the remaining three quarters of 2001 for moving and relocating the machinery and equipment as costs are incurred.

Operating profit decreased $3.7 million (33.5%) to $7.4 million. As a percentage of net sales, operating profit decreased to 11.1% for the three months ended March 31, 2001, from 15.9% for the comparable period in 2000. Excluding the Textile Products relocation, operating profit as a percentage of net sales would have been 11.9%. Lower Image Transfer sales volume in the United States, which have a higher margin than the average, is the primary reason for the decline.

Other expense was $1.0 million for the three months ended March 31, 2001, compared to $2.2 million for the three months ended March 31, 2000. The amounts recorded are primarily due to the effect of changes in foreign currency exchange rates.

The effective tax rate for the first quarter of 2001 was a benefit of 7.2% compared to an expense of 46.6% for the first quarter of 2000. The 2001 tax benefit rate is lower than the statutory rates primarily as a result of non-deductible expenses for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

Capital expenditures were $3.7 million and $1.0 million for the quarters ended March 31, 2001 and 2000, respectively.

As of March 31, 2001, there was $11.8 million outstanding under the Revolving Credit Facility and the Company had approximately $7.7 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation). The Company's aggregate indebtedness at March 31, 2001, is approximately $272.1 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $50.5 million and the Convertible Preferred Stock is $49.2 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $10.6 million at March 31, 2001 and approximately $2.1 million at December 31, 2000. These contracts generally expire within three to twelve months. Foreign currency losses, included in other (expense) income, were $1.0 million in 2001 and $2.2 million in 2000.

INTEREST RATE RISKS

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. The Company does not expect interest rate changes to have a material effect on income or cash flows in 2001, although there can be no assurance that interest rates will not materially change.

COMMODITY RISKS

Rubber polymers and fabrics are key components in most of the Image Transfer and Textile products. The Company is exposed to changes in the costs of these components. Varn is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Varn's products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. The Company is evaluating the impact of the recent increase in petroleum prices on its raw material costs and in some markets already has instituted price increases to offset the impact of these increases. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.


                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  (10)     MATERIAL CONTRACTS
                           10.1 Day International, Inc. Supplemental Savings and Retirement Plan, dated as of March 1, 2001

         b.       Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Day International Group, Inc.
                                           -----------------------------
                                                   (Registrant)


         Date:   May 10, 2001               /s/ Thomas J. Koenig
                 ------------              ---------------------
                                           Thomas J. Koenig
                                           Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer)