Form 10-Q
period 2001-06-30
DAY INTERNATIONAL GROUP INC
filed 2001-08-13
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                   COMMISSION FILE NO. 33-93644 AND 333-51839

                          DAY INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 31-1436349
--------------------------            ---------------------------------------
 (State of Incorporation)                (IRS Employer Identification No.)

                   130 West Second Street, Dayton, Ohio 45402
                   ------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     (937) 224-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 23,298 Common Shares of the Company, $0.01 per share par value, outstanding as of August 1, 2001.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                                             Pages
                                                                                                             -----
PART I  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets as of June 30, 2001 and
                  December 31, 2000                                                                            3

                  Condensed Consolidated Statements of Operations for the three and six
                  months ended June 30, 2001 and 2000                                                          4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2001 and 2000                                                                       5

                  Notes to Condensed Consolidated Financial Statements                                       6 - 16

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                             17 - 20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                20 - 21

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                            21

         Signature                                                                                            22

                          PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

         ASSETS                                                                  2001          2000
                                                                            ---------     ---------

Cash and cash equivalents                                                   $     255     $     922
Accounts receivable (less allowance for doubtful accounts of $2,003 and
         $2,267)                                                               32,563        35,501
Inventories                                                                    38,626        35,600
Other current assets                                                            9,317         8,711
                                                                            ---------     ---------
         Total current assets                                                  80,761        80,734

Property, plant and equipment, net of accumulated depreciation of
          $28,610 and $25,571                                                  70,520        69,484
Goodwill and other intangible assets (net of accumulated amortization of
          $47,756 and $42,789)                                                162,209       169,048
Other assets                                                                   12,727         8,226
                                                                            ---------     ---------
TOTAL ASSETS                                                                $ 326,217     $ 327,492
                                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                            $   5,430     $   8,160
Current maturities of long-term debt                                            7,135         2,358
Other current liabilities                                                      25,804        27,264
                                                                            ---------     ---------
         Total current liabilities                                             38,369        37,782
Long-term and subordinated long-term debt                                     264,813       265,912
Other long-term liabilities                                                    24,370        23,845
Commitments and contingencies
                                                                            ---------     ---------
         Total liabilities                                                    327,552       327,539

Exchangeable preferred stock                                                   50,607        47,475

STOCKHOLDERS' EQUITY (DEFICIT):
  18% convertible cumulative preferred shares                                  51,020        46,921
  Common shares                                                                     1             1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                        (68,772)      (68,772)
  Retained earnings (deficit)                                                 (29,218)      (21,580)
  Accumulated other comprehensive loss                                         (4,973)       (4,092)
                                                                            ---------     ---------
         Total stockholders' equity (deficit)                                 (51,942)      (47,522)
                                                                            ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 326,217     $ 327,492
                                                                            =========     =========

See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                           --------                   --------
                                                        2001          2000          2001          2000
                                                   ---------     ---------     ---------     ---------

NET SALES                                          $  64,767     $  70,323     $ 131,630     $ 140,720

COST OF GOODS SOLD                                    41,857        42,405        84,393        86,096
                                                   ---------     ---------     ---------     ---------

GROSS PROFIT                                          22,910        27,918        47,237        54,624

SELLING, GENERAL AND ADMINISTRATIVE                   13,929        14,751        28,942        28,941
RESTRUCTURING COSTS                                      119           619
AMORTIZATION OF INTANGIBLES                            1,105         1,080         2,217         2,154
MANAGEMENT FEES                                          267           275           542           550
                                                   ---------     ---------     ---------     ---------

OPERATING PROFIT                                       7,490        11,812        14,917        22,979

OTHER EXPENSES:
  Interest expense (including amortization of
         deferred financing cost of $576, $576,
         $1,152 and $1,152)                            7,187         7,705        14,448        15,166
  Other (income) expense                                 322         2,190         1,299         4,459
                                                   ---------     ---------     ---------     ---------

                                                       7,509         9,895        15,747        19,625
                                                   ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)              (19)        1,917          (830)        3,354

INCOME TAX EXPENSE (BENEFIT)                            (365)          398          (423)        1,067
                                                   ---------     ---------     ---------     ---------

NET INCOME (LOSS)                                        346         1,519          (407)        2,287

PREFERRED STOCK DIVIDENDS                             (3,591)       (3,104)       (7,137)       (6,152)

AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS           (47)          (47)          (94)          (94)
                                                   ---------     ---------     ---------     ---------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS          $  (3,292)    $  (1,632)    $  (7,638)    $  (3,959)
                                                   =========     =========     =========     =========

See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                         2001        2000
                                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $  (407)    $ 2,287
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                         8,959       8,940
  Deferred income taxes                                                (4,724)     (1,996)
  Foreign currency loss                                                 1,318       3,355
  Change in operating assets and liabilities                           (3,015)     (5,719)
                                                                      -------     -------
         Net cash provided by operating activities                      2,131       6,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (6,268)     (2,872)
                                                                      -------     -------
         Net cash used in investing activities                         (6,268)     (2,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                  (1,506)     (1,250)
Net borrowings (payments) on revolving credit facility                  5,250      (2,000)
                                                                      -------     -------
         Net cash provided by (used in) financing activities            3,744      (3,250)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (274)        (75)
                                                                      -------     -------

Net increase (decrease) in cash and cash equivalents                     (667)        670
Cash and cash equivalents at beginning of period                          922         508
                                                                      -------     -------

Cash and cash equivalents at end of period                            $   255     $ 1,178
                                                                      =======     =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
NON CASH TRANSACTIONS:
  Preferred stock dividends                                           $ 7,137     $ 6,152
                                                                      =======     =======
  Amortization of preferred stock discount                            $    94     $    94
                                                                      =======     =======

           See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

A.       BASIS OF PRESENTATION

The balance sheet as of December 31, 2000, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current year presentation.

B.       INVENTORIES

Inventories as of June 30, 2001 and December 31, 2000, consists of:

                                                JUNE 30,          DEC. 31,
                                                    2001              2000
                                              ----------       -----------

Finished goods                                $   22,519       $    19,001
Work in process                                    5,617             6,143
Raw materials                                     10,490            10,456
                                              ----------       -----------
                                              $   38,626       $    35,600
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


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                            --------                           --------
                                                        2001              2000             2001              2000
                                                  ----------       -----------       ----------       -----------
Third party sales:
  Image Transfer                                  $   35,517       $    39,198       $   71,555       $    78,053
  Textile Products                                    13,533            14,378           28,209            29,938
  Varn                                                15,717            16,747           31,866            32,729
                                                  ----------       -----------       ----------       -----------
         Total                                    $   64,767       $    70,323       $  131,630       $   140,720
                                                  ==========       ===========       ==========       ===========

Segment operating profit:
  Image Transfer                                  $    7,128       $    10,859       $   14,300       $    20,929
  Textile Products                                     2,021             2,020            4,310             4,097
  Varn                                                 1,101             1,678            2,126             3,268
                                                  ----------       -----------       ----------       -----------
         Total                                    $   10,250       $    14,557       $   20,736       $    28,294
                                                  ==========       ===========       ==========       ===========

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                            --------                           --------
                                                        2001              2000             2001              2000
                                                  ----------       -----------       ----------       -----------

Segment operating profit                          $   10,250       $    14,557       $   20,736       $    28,294
APB #16 depreciation and amortization                 (1,122)           (1,161)          (2,155)           (2,285)
Non-allocated corporate expenses                        (147)             (229)            (286)             (326)
Restructuring costs                                     (119)                              (619)
Amortization of intangibles                           (1,105)           (1,080)          (2,217)           (2,154)
Management fees                                         (267)             (275)            (542)             (550)
                                                  ----------       -----------       ----------       -----------

         Total operating profit                   $    7,490       $    11,812       $   14,917       $    22,979
                                                  ==========       ===========       ==========       ===========

D.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended June 30, 2001 and 2000 was $570 and $1,266. Total comprehensive income (loss) for the six months ended June 30, 2001 and 2000 was $(1,288) and $2,926.

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

F.       RESTRUCTURING COSTS

In February 2001, the Company announced that it would relocate its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. The relocation will occur throughout 2001. A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs. An additional pre-tax charge of $0.1 million was recorded in the second quarter of 2001 for moving and relocating machinery and equipment. Additional charges of approximately $0.4 million will be recorded during the remaining two quarters of 2001 for moving and relocating machinery and equipment as costs are incurred.

G.       RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements will not require amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of the goodwill and intangible assets will be required. This Statement will be adopted by the Company effective January 1, 2002. The Company is still evaluating the Statements and does not know what impact the Statements will have on the results of operations or financial position. The Company does not believe that there will be any impact on cash flows from adopting these Statements.

H.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in its wholly-owned subsidiaries. Intercompany notes are in place which effectively transfer the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of June 30, 2001 and December 31, 2000, and the supplemental combining condensed statements of operations and cash flows for the three months and six months ended June 30, 2001 and 2000, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                  JUNE 30, 2001

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
ASSETS
Cash and cash equivalents                        $         767  $        (767)  $         255  $              $         255
Accounts receivable - net                                              14,032          18,531                        32,563
Inventories                                                            25,032          13,594                        38,626
Other current assets                                                    3,798           5,519                         9,317
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT ASSETS                              767         42,095          37,899                        80,761
Intercompany                                           270,771         (3,038)          3,038       (270,771)
Property, plant and equipment, net                                     48,560          21,960                        70,520
Investment in subsidiaries                             (44,446)        27,737          (5,727)        22,436
Intangible and other assets                                           160,612          14,324                       174,936
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL ASSETS                            $     227,092  $     275,966   $      71,494  $    (248,335) $     326,217
                                                 =============  =============   =============  =============  =============

LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       2,928   $       2,502  $              $       5,430
Current maturities of long-term debt                     6,966                            169                         7,135
Other current liabilities                                4,712          9,374          11,718                        25,804
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT LIABILITIES                      11,678         12,302          14,389                        38,369
Intercompany                                           (52,026)       318,863           4,391       (271,228)
Long-term and subordinated long-term
  debt                                                 263,804                          1,009                       264,813
Other long-term liabilities                                            17,223           7,147                        24,370
Exchangeable preferred stock                            50,607                                                       50,607
Total stockholders' equity (deficit)                   (46,971)       (72,422)         44,558         22,893        (51,942)
                                                 -------------   ------------   -------------  -------------  -------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                  $     227,092  $     275,966   $      71,494  $    (248,335) $     326,217
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
ASSETS
Cash and cash equivalents                        $         590  $        (590)  $         922  $              $         922
Accounts receivable -- net                                             17,067          18,434                        35,501
Inventories                                                            22,306          13,294                        35,600
Other assets                                                            3,488           5,223                         8,711
                                                 -------------  -------------   -------------  -------------  -------------
         TOTAL CURRENT ASSETS                              590         42,271          37,873                        80,734
Intercompany                                           267,000                                      (267,000)
Property, plant and equipment -- net                                   47,229          22,255                        69,484
Investment in subsidiaries                             (44,062)        31,585          (5,752)        18,229
Intangible and other assets                                           161,489          15,785                       177,274
                                                 -------------  -------------   -------------  -------------  -------------
         TOTAL ASSETS                            $     223,528  $     282,574   $      70,161  $    (248,771) $     327,492
                                                 =============  =============   =============  =============  =============
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       4,135   $       4,025  $              $       8,160
Current maturities of long-term debt                     2,211                            147                         2,358
Other current liabilities                                4,251         11,830          11,183                        27,264
                                                 -------------  -------------   -------------  -------------  -------------
         TOTAL CURRENT LIABILITIES                       6,462         15,965          15,355                        37,782
Intercompany                                           (51,767)       309,971           9,252       (267,456)
Long-term and subordinated long-term
  debt                                                 264,789                          1,123                       265,912
Other long-term liabilities                                            16,561           7,284                        23,845
Exchangeable preferred stock                            47,475                                                       47,475
Total stockholders' equity (deficit)                   (43,431)       (59,923)         37,147         18,685        (47,522)
                                                 -------------  --------------  -------------  -------------  -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                 $     223,528  $     282,574   $      70,161  $    (248,771) $     327,492
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Net sales                                        $              $      38,398   $      26,369  $              $      64,767
Cost of goods sold                                                     24,828          17,029                        41,857
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  13,570           9,340                        22,910
Selling, general and administrative                         19          8,688           5,222                        13,929
Restructuring costs                                                       119                                           119
Amortization of intangibles                                             1,043              62                         1,105
Management fees                                                           267                                           267
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (19)         3,453           4,056                         7,490
Other (income) expense:
  Equity in (earnings) loss of subsidiaries               (355)        (2,493)                         2,848
  Interest expense                                                      7,162              25                         7,187
  Other (income) expense                                    (3)          (185)            510                           322
                                                 -------------  -------------   -------------  -------------  -------------

         Income (loss) before income taxes                 339         (1,031)          3,521         (2,848)           (19)
Income taxes (benefit)                                      (7)        (1,386)          1,028                          (365)
                                                 -------------  -------------   -------------  -------------  -------------

         Net income (loss)                       $         346  $         355   $       2,493  $      (2,848) $         346
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2000

                                                                      DAY
                                                      DAY            INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Net sales                                        $              $      44,262   $      26,061  $              $      70,323
Cost of goods sold                                                     27,427          14,978                        42,405
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  16,835          11,083                        27,918
Selling, general and administrative                          7          9,249           5,495                        14,751
Amortization of intangibles                                             1,002              78                         1,080
Management fees                                                           275                                           275
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                   (7)         6,309           5,510                        11,812
Other (income) expense:
  Equity in (earnings) of subsidiaries                  (1,522)        (2,183)                         3,705
  Interest expense                                                      7,700               5                         7,705
  Other (income) expense                                    (2)          (395)          2,587                         2,190
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                      1,517          1,187           2,918         (3,705)         1,917
Income taxes (benefit)                                      (2)          (335)            735                           398
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $       1,519  $       1,522   $       2,183  $      (3,705) $       1,519
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Net sales                                        $              $      77,771   $      53,859  $              $     131,630
Cost of goods sold                                                     50,499          33,894                        84,393
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  27,272          19,965                        47,237
Selling, general and administrative                         43         18,505          10,394                        28,942
Restructuring costs                                                       619                                           619
Amortization of intangibles                                             2,088             129                         2,217
Management fees                                                           542                                           542
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (43)         5,518           9,442                        14,917
Other (income) expense:
  Equity in (earnings) losses of subsidiaries              384         (5,316)                         4,932
  Interest expense                                                     14,395              53                        14,448
  Other (income) expense                                    (5)           497             807                         1,299
                                                 -------------  -------------   -------------  -------------  -------------

         Income (loss) before income taxes                (422)        (4,058)          8,582         (4,932)          (830)
Income taxes (benefit)                                     (15)        (3,674)          3,266                          (423)
                                                 -------------  -------------   -------------  -------------  -------------

         Net income (loss)                       $        (407) $        (384)  $       5,316  $      (4,932) $        (407)
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Net sales                                        $              $      87,576   $      53,144  $              $     140,720
Cost of goods sold                                                     54,412          31,684                        86,096
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  33,164          21,460                        54,624
Selling, general and administrative                          7         18,011          10,923                        28,941
Amortization of intangibles                                             2,006             148                         2,154
Management fees                                                           550                                           550
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                   (7)        12,597          10,389                        22,979
Other (income) expense:
  Equity in (earnings) of subsidiaries                  (2,289)        (4,683)                         6,972
  Interest expense                                           1         15,160               5                        15,166
  Other (income) expense                                    (5)         1,389           3,075                         4,459
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                      2,286            731           7,309         (6,972)         3,354
Income taxes (benefit)                                      (1)        (1,558)          2,626                         1,067
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $       2,287  $       2,289   $       4,683  $      (6,972) $       2,287
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------  -------------  -------------
Cash Flows From Operating Activities:
Net income (loss)                                $        (407) $        (384)  $       5,316  $      (4,932) $        (407)
  Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
  Depreciation and amortization                                         7,564           1,395                         8,959
  Equity in (earnings) loss of subsidiaries                384         (5,316)                         4,932
  Deferred income taxes and other                                      (4,160)           (564)                       (4,724)
  Foreign currency loss                                                   895             423                         1,318
  Changes in operating assets and liabilities              461         (1,526)         (1,950)                       (3,015)
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by (used in)
     operating activities                                  438         (2,927)          4,620                         2,131

Cash Flows From Investing Activities:
Capital expenditures                                                   (4,069)         (2,199)                       (6,268)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                                (4,069)         (2,199)                       (6,268)

Cash Flows From Financing Activities:
Payments on term loan                                   (1,500)                            (6)                       (1,506)
Net borrowings on credit facilities                      5,250                                                        5,250
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in financing activities                  3,750                             (6)                        3,744

Intercompany transfers and dividends                    (4,011)         6,819          (2,808)
Effects of exchange rates on cash                                                        (274)                         (274)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                         177           (177)           (667)                         (667)
Cash and cash equivalents at
 beginning of period                                       590           (590)            922                           922
                                                 -------------  -------------   -------------  -------------  -------------

Cash and cash equivalents at end of period       $         767  $        (767)  $         255  $              $         255
                                                 =============  =============   =============  =============  =============

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

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:


                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                           ---------------------------          -------------------------
                                                              2001              2000             2001              2000
                                                              ----              ----             ----              ----
                                                             $        %        $       %        $        %        $        %
                                                          ------    -----    -----   -----  -------    -----    -----     ---
Net sales                                                   64.8    100.0     70.3   100.0    131.6  100.0      140.7   100.0
Costs of goods sold                                         41.9     64.6     42.4    60.3     84.4     64.1     86.1    61.2
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Gross profit                                                22.9     35.4     27.9    39.7     47.2     35.9     54.6    38.8
Selling, general and administrative expense                 13.9     21.5     14.7    21.0     29.0     22.0     28.9    20.6
Restructuring costs                                          0.1      0.2                       0.6      0.5
Amortization of intangibles                                  1.1      1.7      1.1     1.5      2.2      1.7      2.1     1.5
Management fees                                              0.3      0.4      0.3     0.4      0.5      0.4      0.6     0.4
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Operating profit                                             7.5     11.6     11.8    16.8     14.9     11.3     23.0    16.3
                                                          ======  =======  =======  ======   ======  =======  =======  ======

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales decreased $5.6 million (7.9%) to $64.8 million. Image Transfer's sales decreased $3.7 million (9.4%) to $35.5 million. Image Transfer sales decreased primarily as a result of lower sales volumes in the United States of $4.0 million and a negative impact of $0.7 million related to foreign currency rate changes compared to the same period in 2000, partly offset by higher sales volume in Europe of $0.8 million. Textile Products' sales decreased $0.9 million (5.9%) to $13.5 million primarily as a result of lower sales volume in the United States of $1.8 million and a negative impact of $0.5 million related to foreign currency rate changes compared to the same period in 2000, partly offset by sales volume gains of $1.4 million in Europe. Varn's sales decreased $1.0 million (6.2%) to $15.7 million primarily as a result of a negative impact of $0.5 million related to foreign currency rate changes compared to the same period in 2000 and lower sales volume of dampening systems in Europe of $0.4 million. The lower U.S. Image Transfer sales volume was as a result of the weak U.S. printing industry. The lower U.S. Textile Products sales volume was primarily a result of textile mill closures.

Gross profit decreased $5.0 million (17.9%) to $22.9 million. As a percentage of net sales, gross profit decreased to 35.4% for the three months ended June 30, 2001, compared to 39.7% for the three months ended June 30, 2000, primarily as a result of the lower Image Transfer sales volume in the United States. In addition, fixed costs such as depreciation and research and development costs of new products have increased slightly from last year resulting in a further decrease on the gross profit percentage.

Selling, general and administrative expense ("SG&A") decreased $0.8 million (5.6%) to $13.9 million. As a percentage of net sales, SG&A increased to approximately 21.5% for the second quarter, from 21.0% in the second quarter of 2000 and decreased from 22.5% in the first quarter of 2001. The decrease in SG&A is primarily the result of management's actions taken to reduce costs, lower sales and the impact of foreign currency rate changes compared to the second quarter of 2000.

In February 2001, the Company announced that it would relocate its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. The relocation will occur throughout 2001. A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs. An additional pre-tax charge of $0.1 million was recorded in the second quarter of 2001 for moving and relocating machinery and equipment. Additional charges of approximately $0.4 million will be recorded during the remaining two quarters of 2001 for moving and relocating machinery and equipment as costs are incurred.

Operating profit decreased $4.3 million (36.6%) to $7.5 million. As a percentage of net sales, operating profit decreased to 11.6% for the three months ended June 30, 2001, from 16.8% for the comparable period in 2000.

Other expense was $0.3 million for the three months ended June 30, 2001, compared to $2.2 million for the three months ended June 30, 2000. The other expense is primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The Company recorded an income tax benefit for the second quarter of 2001 of $0.4 million on a slight loss before taxes. The effective tax rate was 20.8% for the second quarter of 2000. The difference in the effective tax rate in 2001 compared to the statutory rates is primarily as a result of non-deductible expenses for income tax purposes.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net sales decreased $9.1 million (6.5%) to $131.6 million. Image Transfer's sales decreased $6.5 million (8.3%) to $71.6 million. Image Transfer sales decreased primarily as a result of lower sales volumes in the United States of $7.1 million and a negative impact of $1.6 million related to foreign currency rate changes compared to the same period in 2000, partly offset by higher sales volume in Europe of $1.8 million. Textile Products' sales decreased $1.7 million (5.8%) to $28.2 million primarily as a result of lower sales volume in the United States of $3.0 million and a negative impact of $1.0 million related to foreign currency rate changes compared to the same period in 2000, partly offset by sales volume gains of $2.3 million in Europe. Varn's sales decreased $0.9 million (2.6%) to $31.9 million primarily as a result of a negative impact of $1.3 million related to foreign currency rate changes compared to the same period in 2000 and lower sales volume of dampening systems in Europe of $0.4 million, partly offset by higher sales volumes of chemicals in the United States of $0.5 million.

Gross profit decreased $7.4 million (13.5%) to $47.2 million. As a percentage of net sales, gross profit decreased to 35.9% for the six months ended June 30, 2001, compared to 38.8% for the six months ended June 30, 2000, primarily as a result of the lower Image Transfer sales volume in the United States. In addition, fixed costs such as depreciation and research and development costs of new products have increased slightly from last year resulting in a further decrease on the gross profit percentage.

Selling, general and administrative expense ("SG&A") was flat at $28.9 million. As a percentage of net sales, SG&A increased to approximately 22.0% from 20.6% in 2000, but decreased from 22.5% in the first quarter of 2001. Foreign currency rate changes had a $0.8 million favorable impact on SG&A in 2001 compared to 2000, offset by higher spending in the first quarter of 2001. The decrease from the first quarter in SG&A is primarily as a result of management's actions to reduce costs and lower sales.

In February 2001, the Company announced that it would relocate its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. The relocation will occur throughout 2001. A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs. An additional pre-tax charge of $0.1 million was recorded in the second quarter of 2001 for moving and relocating machinery and equipment. Additional charges of approximately $0.4 million will be recorded during the remaining two quarters of 2001 for moving and relocating machinery and equipment as costs are incurred.

Operating profit decreased $8.1 million (35.1%) to $14.9 million. As a percentage of net sales, operating profit decreased to 11.3% for the six months ended June 30, 2001, from 16.3% for the comparable period in 2000.

Other expense was $1.3 million for the six months ended June 30, 2001, compared to $4.5 million for the six months ended June 30, 2000. The other expense is primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate for 2001 was 51.0% compared to 31.8% for 2000. The difference in the effective tax rate in 2001 compared to the statutory rates is primarily as a result of non-deductible expenses for income tax purposes combined with expected lower earnings levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

Capital expenditures were $6.3 million and $2.8 million for the six months ended June 30, 2001 and 2000. The Company expects to incur capital expenditures of approximately $12.0 million in 2001.

As of June 30, 2001, there was $11.6 million outstanding under the Revolving Credit Facility and the Company had approximately $7.9 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation). The Company's aggregate indebtedness at June 30, 2001, is approximately $271.9 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $52.1 million and the Convertible Preferred Stock is $51.2 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements, comply with debt covenants and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

The Company was in compliance with the Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio and Consolidated Fixed Charge Coverage Ratio covenants under the Senior Secured Credit Agreement as of June 30, 2001. However, unless economic conditions and the Company's sales improve substantially during the remainder of the third quarter, the Company may be unable to satisfy such covenants as of the end of the third quarter. Any such event of default may, among other things, result in the Company being unable to borrow under its revolver. The Company is working with its senior lenders to obtain a waiver or modification of such covenants for the third quarter and future periods and the Company believes that such waiver or modification can be obtained prior to the end of the third quarter; however, there can be no assurance that the senior lenders will consent to a waiver or modification.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract amount of these foreign exchange contracts was approximately $11.9 million at June 30, 2001 and approximately $2.1 million at December 31, 2000. These contracts generally expire within three to twelve months. Foreign currency transaction losses, included in other (income) expense, were $0.3 million and $2.2 million for the three months ended June 30, 2001 and 2000 and $1.3 million and $4.5 million for the six months ended June 30, 2001 and 2000.

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

                  None

         b.       Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Day International Group, Inc.
                                             -----------------------------
                                                     (Registrant)


             Date:   August 13, 2001          /s/ Thomas J. Koenig
                     ---------------         ---------------------
                                             Thomas J. Koenig
                                             Vice President and
                                               Chief Financial Officer
                                             (Principal Financial Officer)