Form 10-Q
period 2001-09-30
DAY INTERNATIONAL GROUP INC
filed 2001-11-09
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                   COMMISSION FILE NO. 33-93644 AND 333-51839

                          DAY INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     31-1436349
----------------------------------             --------------------------------
 (State of Incorporation)                      (IRS Employer Identification No.

                    130 West Third Street, Dayton, Ohio 45402
                    -----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:      (937) 224-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 23,298 Common Shares of the Company, $0.01 per share par value, outstanding as of November 1, 2001.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                                                  Pages
                                                                                                                  -----
PART I  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000               3

                  Condensed Consolidated Statements of Operations for the three and nine months ended
                  September 30, 2001 and 2000                                                                        4

                  Condensed Consolidated  Statements of Cash Flows for the nine months ended September 30, 2001
                  and 2000                                                                                           5

                  Notes to Condensed Consolidated Financial Statements                                            6 - 16

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          17 - 20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         21

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                                   22

         Signature                                                                                                   22

                          PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

         ASSETS                                                                        2001            2000
                                                                                     ---------       ---------

Cash and cash equivalents                                                            $     828       $     922
Accounts receivable (less allowance for doubtful accounts of $2,106 and $2,267)         32,025          35,501
Inventories                                                                             37,791          35,600
Other current assets                                                                    10,010           8,711
                                                                                     ---------       ---------
         Total current assets                                                           80,654          80,734

Property, plant and equipment (net of accumulated depreciation of
         $30,997 and $25,571)                                                           71,883          69,484
Goodwill and other intangible assets (net of accumulated amortization of
         $50,238 and $42,789)                                                          160,338         169,048
Other assets                                                                            12,805           8,226
                                                                                     ---------       ---------
TOTAL ASSETS                                                                         $ 325,680       $ 327,492
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                     $   5,755       $   8,160
Current maturities of long-term debt                                                    10,236           2,358
Other current liabilities                                                               25,658          27,264
                                                                                     ---------       ---------
         Total current liabilities                                                      41,649          37,782
Long-term and subordinated long-term debt                                              260,665         265,912
Other long-term liabilities                                                             24,854          23,845
Commitments and contingencies
                                                                                     ---------       ---------
         Total liabilities                                                             327,168         327,539

Exchangeable preferred stock                                                            52,244          47,475

STOCKHOLDERS' EQUITY (DEFICIT):
  18% convertible cumulative preferred shares                                           53,069          46,921
  Common shares                                                                              1               1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                                 (68,772)        (68,772)
  Retained earnings (deficit)                                                          (33,845)        (21,580)
  Accumulated other comprehensive loss                                                  (4,185)         (4,092)
                                                                                     ---------       ---------
         Total stockholders' equity (deficit)                                          (53,732)        (47,522)
                                                                                     ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $ 325,680       $ 327,492
                                                                                     =========       =========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -------------                  -------------
                                                                    2001            2000            2001            2000
                                                               ---------       ---------       ---------       ---------

NET SALES                                                      $  61,038       $  69,767       $ 192,668       $ 210,487

COST OF GOODS SOLD                                                39,890          42,514         124,283         128,610
                                                               ---------       ---------       ---------       ---------

GROSS PROFIT                                                      21,148          27,253          68,385          81,877

SELLING, GENERAL AND ADMINISTRATIVE                               13,300          14,000          42,242          42,941
RESTRUCTURING COSTS                                                   54             673
AMORTIZATION OF INTANGIBLES                                        1,115           1,069           3,332           3,223
MANAGEMENT FEES                                                      250             275             792             825
                                                               ---------       ---------       ---------       ---------

OPERATING PROFIT                                                   6,429          11,909          21,346          34,888

OTHER EXPENSES:
  Interest expense (including amortization of
         deferred financing cost of $576, $576,
         $1,728 and $1,728)                                        7,086           7,522          21,534          22,688
  Other (income) expense                                            (785)          1,331             514           5,790
                                                               ---------       ---------       ---------       ---------

                                                                   6,301           8,853          22,048          28,478
                                                               ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                                    128           3,056            (702)          6,410

INCOME TAX EXPENSE                                                 1,069             958             646           2,025
                                                               ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                                   (941)          2,098          (1,348)          4,385

PREFERRED STOCK DIVIDENDS                                         (3,639)         (3,146)        (10,776)         (9,298)

AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS                       (47)            (47)           (141)           (141)
                                                               ---------       ---------       ---------       ---------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                      $  (4,627)      $  (1,095)      $ (12,265)      $  (5,054)
                                                               =========       =========       =========       =========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                    2001           2000
                                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $ (1,348)      $  4,385
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                     13,331         13,366
  Deferred income taxes                                                             (5,035)        (2,742)
  Foreign currency loss                                                                516          3,815
  Change in operating assets and liabilities                                        (1,190)        (3,815)
                                                                                  --------       --------
         Net cash provided by operating activities                                   6,274         15,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions                                                                         (2,329)
Capital expenditures                                                                (8,806)        (5,204)
Other                                                                                                 742
                                                                                  --------       --------
         Net cash used in investing activities                                      (8,806)        (6,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                               (1,509)        (4,360)
Net borrowings (payments) on revolving credit facility                               4,150         (1,500)
                                                                                  --------       --------
         Net cash provided by (used in) financing activities                         2,641         (5,860)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (203)          (179)
                                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents                                   (94)         2,179
Cash and cash equivalents at beginning of period                                       922            508
                                                                                  --------       --------

Cash and cash equivalents at end of period                                        $    828       $  2,687
                                                                                  ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
NON CASH TRANSACTIONS:
  Preferred stock dividends                                                       $ 10,776       $  9,298
                                                                                  ========       ========
  Amortization of preferred stock discount                                        $    141       $    141
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

B.       INVENTORIES

Inventories as of September 30, 2001 and December 31, 2000, consists of:

                                                  SEPTEMBER     DEC. 31,
                                                   30, 2001      2000
                                                   -------      -------

Finished goods                                     $22,138      $19,001
Work in process                                      4,806        6,143
Raw materials                                       10,847       10,456
                                                   -------      -------
                                                   $37,791      $35,600
                                                   =======      =======


C.       CREDIT AGREEMENT

During the quarter ended September 30, 2001, the Senior Secured Credit Facility was amended in order to modify certain financial covenants, including the Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio and Consolidated Fixed Charge Coverage Ratio. No changes to the term or amount of the Credit Facility were made.

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

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -------------                 -------------
                                             2001           2000           2001           2000
                                           --------       --------       --------       --------
Third party sales:
  Image Transfer                           $ 33,392       $ 40,173       $104,947       $118,226
  Textile Products                           12,453         13,853         40,662         43,791
  Varn                                       15,193         15,741         47,059         48,470
                                           --------       --------       --------       --------
         Total                             $ 61,038       $ 69,767       $192,668       $210,487
                                           ========       ========       ========       ========

Segment operating profit:
  Image Transfer                           $  6,287       $ 11,427       $ 20,587       $ 32,356
  Textile Products                            1,563          2,022          5,873          6,119
  Varn                                        1,209          1,199          3,335          4,467
                                           --------       --------       --------       --------
         Total                             $  9,059       $ 14,648       $ 29,795       $ 42,942
                                           ========       ========       ========       ========

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                 -------------                 -------------
                                             2001           2000           2001           2000
                                           --------       --------       --------       --------

Segment operating profit                   $  9,059       $ 14,648       $ 29,795       $ 42,942
APB #16 depreciation and amortization        (1,091)        (1,166)        (3,246)        (3,451)
Non-allocated corporate expenses               (120)          (229)          (406)          (555)
Restructuring costs                             (54)                         (673)
Amortization of intangibles                  (1,115)        (1,069)        (3,332)        (3,223)
Management fees                                (250)          (275)          (792)          (825)
                                           --------       --------       --------       --------
         Total operating profit            $  6,429       $ 11,909       $ 21,346       $ 34,888
                                           ========       ========       ========       ========

E.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended September 30, 2001 and 2000 was $(153) and $2,244. Total comprehensive income
(loss) for the nine months ended September 30, 2001 and 2000 was $(1,441) and $5,170.

F.       CONTINGENCIES

Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. A previous owner, PolyOne, has agreed to indemnify the Company for certain of the costs associated with these matters.

G.       RESTRUCTURING COSTS

In February 2001, the Company announced that it would relocate its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. The relocation will occur throughout 2001. A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs. As of September 30, 2001, $0.1 million has been charged against this reserve for severance costs paid to terminated associates. Additional charges of $0.1 million and $0.1 million were recorded in the second and third quarters of 2001 for moving and relocating machinery and equipment. Additional charges of approximately $0.3 million will be recorded during the fourth quarter of 2001 for moving and relocating the machinery and equipment as costs are incurred.

H.       RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The statement will not require amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of the goodwill and intangible assets will be required. This Statement will be adopted by the Company effective January 1, 2002. The Company is still evaluating the Statement and does not know what impact it will have on the results of operations or financial position. The Company does not believe that there will be any impact on cash flows from adopting this Statement.

I.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in its wholly-owned subsidiaries. Intercompany notes are in place which effectively transfer the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of September 30, 2001, and December 31, 2000, and the supplemental combining condensed statements of operations and cash flows for the three months and nine months ended September 30, 2001 and 2000, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
ASSETS
Cash and cash equivalents                        $         364  $        (364)  $         828  $              $         828
Accounts receivable - net                                              15,010          17,015                        32,025
Inventories                                                            23,504          14,287                        37,791
Other current assets                                                    3,532           6,478                        10,010
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT ASSETS                              364         41,682          38,608                        80,654
Intercompany                                           269,681         (4,715)          4,715       (269,681)
Property, plant and equipment, net                                     48,838          23,045                        71,883
Investment in subsidiaries                             (45,385)        29,827          (5,727)        21,285
Intangible and other assets                                           158,443          14,700                       173,143
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL ASSETS                            $     224,660  $     274,075   $      75,341  $    (248,396) $     325,680
                                                 =============  =============   =============  =============  =============

LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       3,055   $       2,700  $              $       5,755
Current maturities of long-term debt                    10,094                            142                        10,236
Other current liabilities                                4,736          8,714          12,208                        25,658
                                                 -------------  -------------   -------------  -------------  -------------

         TOTAL CURRENT LIABILITIES                      14,830         11,769          15,050                        41,649
Intercompany                                           (52,452)       318,177           5,156       (270,881)
Long-term and subordinated long-term
  debt                                                 259,587                          1,078                       260,665
Other long-term liabilities                                            17,116           7,738                        24,854
Exchangeable preferred stock                            52,244                                                       52,244
Total stockholders' equity (deficit)                   (49,549)       (72,987)         46,319         22,485        (53,732)
                                                 -------------   ------------   -------------  -------------  -------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                  $     224,660  $     274,075   $      75,341  $    (248,396) $     325,680
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
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001


                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------

Net sales                                        $              $      37,224   $      23,814  $              $      61,038
Cost of goods sold                                                     24,183          15,707                        39,890
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  13,041           8,107                        21,148
Selling, general and administrative                          5          8,330           4,965                        13,300
Restructuring costs                                                        54                                            54
Amortization of intangibles                                             1,040              75                         1,115
Management fees                                                           250                                           250
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                   (5)         3,367           3,067                         6,429
Other (income) expense:
  Equity in (earnings) loss of subsidiaries                939         (1,345)                           406
  Interest expense                                                      7,060              26                         7,086
  Other (income) expense                                    (1)          (929)            145                          (785)
                                                 -------------  -------------   -------------  -------------  -------------

         Income (loss) before income taxes                (943)        (1,419)          2,896           (406)           128
Income taxes (benefit)                                      (2)          (480)          1,551                         1,069
                                                 -------------  -------------   -------------  -------------  -------------

         Net income (loss)                       $        (941) $        (939)  $       1,345  $        (406) $        (941)
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------

Net sales                                        $              $      44,887   $      24,880  $              $      69,767
Cost of goods sold                                                     27,520          14,994                        42,514
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  17,367           9,886                        27,253
Selling, general and administrative                         17          8,689           5,294                        14,000
Amortization of intangibles                                             1,001              68                         1,069
Management fees                                                           275                                           275
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (17)         7,402           4,524                        11,909
Other (income) expense:
  Equity in (earnings) of subsidiaries                  (2,106)        (1,993)                         4,099
  Interest expense                                                      7,517               5                         7,522
  Other (income) expense                                    (5)          (212)          1,548                         1,331
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                      2,094          2,090           2,971         (4,099)         3,056
Income taxes (benefit)                                      (4)           (16)            978                           958
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $       2,098  $       2,106   $       1,993  $      (4,099) $       2,098
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------

Net sales                                        $              $     114,995   $      77,673  $              $     192,668
Cost of goods sold                                                     74,682          49,601                       124,283
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  40,313          28,072                        68,385
Selling, general and administrative                         48         26,835          15,359                        42,242
Restructuring costs                                                       673                                           673
Amortization of intangibles                                             3,128             204                         3,332
Management fees                                                           792                                           792
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (48)         8,885          12,509                        21,346
Other (income) expense:
  Equity in (earnings) loss of subsidiaries              1,323         (6,664)                         5,341
  Interest expense                                                     21,455              79                        21,534
  Other (income) expense                                    (6)          (429)            949                           514
                                                 -------------  -------------   -------------  -------------  -------------

         Income (loss) before income taxes              (1,365)        (5,477)         11,481         (5,341)          (702)
Income taxes (benefit)                                     (17)        (4,154)          4,817                           646
                                                 -------------  -------------   -------------  -------------  -------------

         Net income (loss)                       $      (1,348) $      (1,323)  $       6,664  $      (5,341) $      (1,348)
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                     DAY
                                                      DAY           INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------

Net sales                                        $              $     132,463   $      78,024  $              $     210,487
Cost of goods sold                                                     81,932          46,678                       128,610
                                                 -------------  -------------   -------------  -------------  -------------

         Gross profit                                                  50,531          31,346                        81,877
Selling, general and administrative                         24         26,700          16,217                        42,941
Amortization of intangibles                                             3,007             216                         3,223
Management fees                                                           825                                           825
                                                 -------------  -------------   -------------  -------------  -------------

         Operating profit                                  (24)        19,999          14,913                        34,888
Other (income) expense:
  Equity in (earnings) of subsidiaries                  (4,395)        (6,676)                        11,071
  Interest expense                                           1         22,677              10                        22,688
  Other (income) expense                                   (10)         1,177           4,623                         5,790
                                                 -------------  -------------   -------------  -------------  -------------

         Income before income taxes                      4,380          2,821          10,280        (11,071)         6,410
Income taxes (benefit)                                      (5)        (1,574)          3,604                         2,025
                                                 -------------  -------------   -------------  -------------  -------------

         Net income                              $       4,385  $       4,395   $       6,676  $     (11,071) $       4,385
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                     DAY
                                                       DAY          INTER-
                                                     INTER-        NATIONAL          NON
                                                    NATIONAL         INC.         GUARANTOR
                                                   GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -----------    -----------   ------------   ------------    ------------
Cash Flows From Operating Activities:
Net income (loss)                                $      (1,348) $      (1,323)  $       6,664  $      (5,341) $      (1,348)
  Adjustments to reconcile net
    Income (loss) to net cash provided by
    operating activities:
  Depreciation and amortization                                        11,297           2,034                        13,331
  Equity in (earnings) loss of subsidiaries              1,323         (6,664)                         5,341
  Deferred income taxes and other                                      (4,817)           (218)                       (5,035)
  Foreign currency loss                                                   120             396                           516
  Changes in operating assets and liabilities              484          1,709          (3,383)                       (1,190)
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by
     operating activities                                  459            322           5,493                         6,274

Cash Flows From Investing Activities:
Capital expenditures                                                   (5,669)         (3,137)                       (8,806)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                                (5,669)         (3,137)                       (8,806)

Cash Flows From Financing Activities:
Payments on term loan                                   (1,500)                            (9)                       (1,509)
Net borrowings on credit facilities                      4,150                                                        4,150
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash provided by (used in)
   financing activities                                  2,650                             (9)                        2,641

Intercompany transfers and dividends                    (3,335)         5,573          (2,238)
Effects of exchange rates on cash                                                        (203)                         (203)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and
  cash equivalents                                        (226)           226             (94)                          (94)
Cash and cash equivalents at
 beginning of period                                       590           (590)            922                           922
                                                 -------------  -------------   -------------  -------------  -------------

Cash and cash equivalents at end of period       $         364  $        (364)  $         828  $              $         828
                                                 =============  =============   =============  =============  =============

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

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

                                                               Three Months Ended                   Nine Months Ended
                                                               ------------------                   -----------------
                                                                  September 30,                       September 30,
                                                                  -------------                       -------------
                                                              2001              2000             2001              2000
                                                              ----              ----             ----              ----
                                                             $        %        $       %        $        %        $       %
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Net sales                                                   61.0    100.0     69.8   100.0    192.7    100.0    210.5   100.0
Costs of goods sold                                         39.9     65.4     42.5    60.9    124.3     64.5    128.6    61.1
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Gross profit                                                21.1     34.6     27.3    39.1     68.4     35.5     81.9    38.9
Selling, general and administrative expense                 13.3     21.8     14.0    20.1     42.3     21.9     43.0    20.4
Restructuring costs                                          0.1      0.1                       0.7      0.4
Amortization of intangibles                                  1.1      1.8      1.1     1.5      3.3      1.7      3.2     1.5
Management fees                                              0.2      0.4      0.3     0.4      0.8      0.4      0.8     0.4
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Operating profit                                             6.4     10.5     11.9    17.1     21.3     11.1     34.9    16.6
                                                          ======  =======  =======  ======   ======  =======  =======  ======

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales decreased $8.7 million (12.5%) to $61.0 million. Image Transfer's sales decreased $6.8 million (16.9%) to $33.4 million. Image Transfer sales decreased primarily as a result of lower sales volumes in the United States, Europe and the Pacific Rim and a negative impact of $0.2 million related to foreign currency rate changes compared to the same period in 2000. Textile Products' sales decreased $1.4 million (10.1%) to $12.5 million primarily as a result of lower sales volume in the United States of $1.9 million and a negative impact of $0.1 million related to foreign currency rate changes compared to the same period in 2000, partly offset by sales volume gains of $0.6 million in Europe. Varn's sales decreased $0.5 million (3.5%) to $15.2 million primarily as a result of a negative impact of $0.3 million related to foreign currency rate changes compared to the same period in 2000 and lower sales volume of dampening systems of $0.4 million. The lower U.S. Image Transfer sales volume was as a result of the weak U.S. printing industry. The lower U.S. Textile Products sales volume was primarily a result of textile mill closures, the slower economy and a strong U.S. dollar.

Gross profit decreased $6.1 million (22.4%) to $21.1 million. As a percentage of net sales, gross profit decreased to 34.6% for the three months ended September 30, 2001, compared to 39.1% for the three months ended September 30, 2000, primarily as a result of the lower Image Transfer sales volume in the United States. In addition, fixed costs such as depreciation and research and development costs of new products have increased slightly from last year resulting in a further decrease on the gross profit percentage.

Selling, general and administrative expense ("SG&A") decreased $0.7 million (5.0%) to $13.3 million. This compares to $13.9 million for the second quarter of 2001 and $15.0 million for the first quarter of 2001. As a percentage of net sales, SG&A increased to approximately 21.8% from 20.1%. While SG&A costs decreased as a dollar amount, it did not decline proportionally as much as net sales declined. Foreign currency rate changes had a minimal impact on SG&A in the third quarter of 2001 compared to the third quarter of 2000.

In February 2001, the Company announced that it would relocate its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. The relocation will occur throughout 2001. A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs. Additional charges of $0.1 million and $0.1 million were recorded in the second and third quarters of 2001 for moving and relocating machinery and equipment. Additional charges of approximately $0.3 million will be recorded during the fourth quarter of 2001 for moving and relocating the machinery and equipment as costs are incurred.

During the quarter ended September 30, 2001, the Company announced that it had signed a non-binding letter of intent to sell its dampening systems business. The letter of intent has expired. The Company is exploring other alternatives for this business, including continuing to operate the business.

In September 2001, the Company announced that it will consolidate its Oakland, New Jersey, and Willich, Germany, sales and accounting functions with other locations. Charges for severance and office closings will be recorded during the fourth quarter of 2001 as the plans are finalized.

In October 2001, the Company announced that it will consolidate its Longwood, Florida, operations into other Image Transfer operations, thus closing Longwood by the end of the year. Due to improvements in productivity we are able to support current and forecasted future sales demand with our remaining facilities.

Operating profit decreased $5.5 million (46.0%) to $6.4 million. As a percentage of net sales, operating profit decreased to 10.5% for the three months ended September 30, 2001, from 17.1% for the comparable period in 2000.

Other (income) expense was $(0.8) million for the three months ended September 30, 2001, compared to $1.3 million for the three months ended September 30, 2000. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The Company recorded income tax expense for 2001 on a loss before taxes. This effect is a result of non-deductible expenses and international earnings taxable in the United States.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales decreased $17.8 million (8.5%) to $192.7 million. Image Transfer's sales decreased $13.3 million (11.2%) to $104.9 million. Image Transfer sales decreased primarily as a result of lower sales volumes of $12.0 million in the United States and the Pacific Rim and a negative impact of $1.8 million related to foreign currency rate changes compared to the same period in 2000, partly offset by higher sales volume in Europe of $0.6 million. Textile Products' sales decreased $3.1 million (7.1%) to $40.7 million primarily as a result of lower sales volume in the United States of $4.9 million and a negative impact of $1.1 million related to foreign currency rate changes compared to the same period in 2000, partly offset by sales volume gains of $2.8 million in Europe. Varn's sales decreased $1.4 million (2.9%) to $47.1 million primarily as a result of a negative impact of $1.6 million related to foreign currency rate changes compared to the same period in 2000 and lower sales volume of dampening systems of $0.9 million, partly offset by higher sales volumes of chemicals in the United States ($0.5 million) and the United Kingdom ($0.5 million).

Gross profit decreased $13.5 million (16.5%) to $68.4 million. As a percentage of net sales, gross profit decreased to 35.5% for the nine months ended September 30, 2001, compared to 38.9% for the nine months ended September 30, 2000, primarily as a result of the lower Image Transfer sales volume in the United States. In addition, fixed costs such as depreciation and research and development costs of new products have increased slightly from last year resulting in a further decrease on the gross profit percentage.

Selling, general and administrative expense ("SG&A") decreased $0.7 million (1.6%) to $42.3 million. As a percentage of net sales, SG&A increased to approximately 21.9% from 20.4%. While SG&A costs decreased as a dollar amount, it did not decline proportionally as much as net sales declined. Foreign currency rate changes had a $0.9 million favorable impact on SG&A in 2001 compared to 2000, offset by higher spending in the first quarter of 2001.

In February 2001, the Company announced that it would relocate its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. The relocation will occur throughout 2001. A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs. Additional charges of $0.1 million and $0.1 million were recorded in the second and third quarters of 2001 for moving and relocating machinery and equipment. Additional charges of approximately $0.3 million will be recorded during the fourth quarter of 2001 for moving and relocating the machinery and equipment as costs are incurred.

Operating profit decreased $13.6 million (38.8%) to $21.3 million. As a percentage of net sales, operating profit decreased to 11.1% for the nine months ended September 30, 2001, from 16.6% for the comparable period in 2000.

Other expense was $0.5 million for the nine months ended September 30, 2001, compared to $5.8 million for the nine months ended September 30, 2000. The other expense is primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The Company recorded income tax expense for 2001 on a loss before taxes. This effect is a result of non-deductible expenses and international earnings taxable in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

Capital expenditures were $8.8 million and $5.2 million for the nine months ended September 30, 2001 and 2000.

As of September 30, 2001, there was $10.5 million outstanding under the Revolving Credit Facility and the Company had approximately $9.1 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation). The Company's aggregate indebtedness at September 30, 2001, is approximately $270.9 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $53.7 million and the Convertible Preferred Stock is $53.3 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements, comply with debt covenants and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

During the quarter ended September 30, 2001, the Senior Secured Credit Facility was amended in order to modify certain financial covenants, including the Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio and Consolidated Fixed Charge Coverage Ratio. No changes to the term or amount of the Credit Facility were made.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract amount of these foreign exchange contracts was $13.6 million at September 30, 2001 and $1.2 million at December 31, 2000. These contracts generally expire within three to twelve months. Foreign currency transaction (gains) losses, included in other (income) expense, were $(0.8) million and $1.5 million for the three months ended September 30, 2001 and 2000 and $0.5 million and $6.0 million for the nine months ended September 30, 2001 and 2000.

INTEREST RATE RISKS

The Company is subject to market risk from exposure to changes in interest rates. The Company has the Notes and the Revolving Credit Facility to maintain the desired level of exposure to risk of interest rate fluctuations and to minimize interest expense. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2001, although there can be no assurances that interest rates will not materially change.

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

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

(10)     MATERIAL CONTRACTS
         10.1 First Amendment to Amended and Restated Credit Agreement, dated as of September 21, 2001, among the Company, Banc One Capital Markets, as Arranger, and Bank One, NA, as Administrative Agent

         b.       Reports on Form 8-K

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


                  Date:   November 9, 2001     /s/ Thomas J. Koenig
                          ----------------     ---------------------
                                                 Thomas J. Koenig
                                                 Vice President and
                                               Chief Financial Officer
                                             (Principal Financial Officer)