Form 10-Q/A
period 2001-09-30
DAY INTERNATIONAL GROUP INC
filed 2001-11-19
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                          AMENDMENT NO. 1 TO FORM 10-Q

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

This Amendment is filed to correct a typographical mistake in Item 1. Financial Statements. The mistake is in the Condensed Consolidated Statements of Operations on the line "Restructuring Costs" where the amount of $673 for the nine months ended September 30, 2001, was incorrectly displayed in the column for the three months ended September 30, 2000.


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


                                               Day International Group, Inc.
                                               -----------------------------
                                                      (Registrant)


                  Date:   November 19, 2001    /s/ Thomas J. Koenig
                          -----------------    ---------------------
                                                 Thomas J. Koenig
                                                 Vice President and
                                               Chief Financial Officer
                                             (Principal Financial Officer)