Form 10-K405
period 2001-12-31
DAY INTERNATIONAL GROUP INC
filed 2002-03-28
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                   COMMISSION FILE NOS. 33-93644 AND 333-51839

                          DAY INTERNATIONAL GROUP, INC.
                             130 West Second Street
                               Dayton, Ohio 45402
                                 (937) 224-4000

State of Incorporation: Delaware

IRS Employer Identification No.: 31-1436349

Securities Registered Pursuant to Section 12 (b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At the close of business on March 1, 2002:
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

Except as otherwise stated, the information contained in this report is given as of December 31, 2001, the end of the Company's latest fiscal year.

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

                                     PART I

ITEM 1. BUSINESS

COMPANY BACKGROUND

The Company is one of the world's leading producers of precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and consumable fiber handling products for the textile industry. The Company consists of two segments: the Image Transfer segment and the Textile Products segment. In 2001 the Company combined its former Image Transfer and Varn segments into one business segment. This was accomplished to focus the senior management of the two separate product lines on the realization of synergies. The Image Transfer segment consists of the Transfer Media division and the Pressroom Chemicals division. The Transfer Media division is the world's largest designer, manufacturer and marketer of high-quality printing blankets and sleeves for use in offset printing. The Company estimates that in 2001 it had the number one market share in offset-printing blankets and sleeves in North America and worldwide. The Company is one of the world's largest manufacturers and marketers of sleeves for use in flexographic printing. The Pressroom Chemicals division is a leading worldwide supplier of pressroom chemicals to the printing industry and also manufactures the Kompac brand of automatic dampening systems for printing presses. The Textile Products segment is one of the world's largest manufacturers and marketers of precision engineered rubber cots, aprons and other fabricated rubber fiber handling components sold to textile yarn spinners worldwide.

Affiliates of GSC Partners and SG Capital Partners LLC own substantially all of the common stock of the Company, with the Company's management holding the balance of the common stock.

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

On October 19, 1999, the Company acquired Varn International ("Varn" or "Pressroom Chemicals"). Varn manufactures pressroom chemicals and dampening systems for the printing industry.

See the Notes to the Consolidated Financial Statements for more information on business segments.

IMAGE TRANSFER

The Image Transfer segment specializes in selling consumable products to the graphic arts (printing) industry, primarily those used in offset printing. Offset is the primary printing process for long-run, high-speed applications, such as the printing of magazines, annual reports, catalogs, direct mail and newspapers. Flexographic and digital, two other printing processes, are currently used primarily in short-run, lower speed applications, such as for printing brochures and packaging material. The Company believes that applications for image transfer products within flexographic and digital printing processes will increase significantly and that advances in digital technologies will complement offset printing processes and will provide additional opportunities for consumable products. It is generally expected that the demand for these processes will grow rapidly and that they will be used for an increasing amount of printing jobs. If these other technologies develop so that they compete effectively with offset printing in the high-speed, long-run segment of the printing industry, and such technologies are widely adopted, the business of Image Transfer could be adversely affected. There can be no assurance that the Company will be able to effectively develop products for these technologies or to maintain its market leadership if such processes replace offset printing to any significant extent. The Company is developing blankets, sleeves and belts for these new printing machine technologies in conjunction with the companies working on the printing machine technologies. Due to the large number of offset printing presses installed in the United States, management expects that the offset process will continue to be the method of choice for high-quality, low-cost, long runs, and the majority of the sales of Image Transfer are generated by products designed for use in offset printing.

Transfer Media

Offset printing blankets are highly engineered products manufactured to narrow tolerances and precise specifications. They are composed of multiple layers of fabric, rubber and adhesives that determine performance features on the printing press and overall quality of the printing job. Offset printing sleeves are highly engineered "tubular" blankets that operate at speeds 20% to 30% faster than those of standard presses. Blankets and sleeves accept ink from cylindrical printing plates and transfer it to a broad range of paper stocks and other substrates. Blankets and sleeves are a major determinant of the quality of the image resolution and consistency of the printed material, as they are required to perform consistently over a broad range of press speeds and printing pressures with a wide variety of papers, inks and other chemicals. Blankets and sleeves are consumable and are replaced at regular intervals depending on the process used and printing requirements. Due to the importance of blankets and sleeves in determining the overall quality of the printing job, and because their cost typically represents less than 1% of the cost of the printed page, price is only one of the factors in the end-user's purchase decision.

Pressroom Chemicals

Pressroom Chemicals manufactures two categories of pressroom products: pressroom chemicals and dampening systems. Pressroom Chemicals manufactures over 100 different pressroom chemicals, which can be classified into the following categories: (i) roller and blanket washes, which are used to remove ink and glaze from the surface of the rollers and blankets on the printing press; (ii) fountain solutions, which are used to prevent ink from migrating to non-print areas of the printing plate; (iii) anti-setoff powders which are used by sheet fed and letter press printers to prevent ink from transferring from the top of one sheet to the bottom of the next; (iv) lithographic chemicals and specialties; and (v) silicones, which are used in heatset web offset to provide support in certain printing processes. Pressroom Chemicals' products can be grouped into standard and custom products. Product lines are formulated to meet regional requirements. For example, high volume printing operations, such as major daily newspapers and commercial heatset web, often require custom fountain solutions.

Products

The Company offers a full line of high-quality, name brand printing blankets and sleeves to both web-fed (continuous roll) and sheet-fed (individual sheet) offset printers under the "Day," "David M" and "Freedom" brands. The Company's printing blankets and sleeves are used to print magazines, advertising material, business forms, packaging, newspapers and other printed material. As a result of the superior quality, reliability and value of the Company's printing blankets and sleeves and its customer service, the Company is able to command premium prices for its products.

The Company's leading printing blankets are the 9500 dayGraphica(R), 4000 dayGraphica(R), 3000 Patriot(R), 3610 dayGraphica(R), 8500 AccuDot(R), QuantaLith(R) Gold and QuantaLith(R) Blue lines, which produce high-quality images, particularly on high-speed printing presses. The Freedom brand was introduced in 2001 to address the group of customers who were looking for an economically priced product where quality was a secondary consideration. In addition to its traditional line of printing blankets, the Company is one of four global licensees to manufacture tubular, seamless printing sleeves for use on Heidelberg Web Press, Inc.'s "gapless" webpresses.

During the latter part of 2001, the Company began producing consumable products for digital printing presses. Sales of these products are expected to grow over the next couple of years as digital printing presses are sold that utilize these products. The Company is also evaluating the production of other prototypes for new short-run color printing processes.

Transfer Media also manufactures a wide array of sleeves used in the flexographic printing process under the Rotec name. Rotec gained industry prominence in 1993 with the introduction of the compressible sleeve, a product innovation enabling flexo printers to achieve higher levels of print quality. The base technology for the flexographic sleeve has the potential for use in other printing segments as well (e.g., gravure and offset), which may expand the market segments for sleeve technology.

Transfer Media also manufactures and sells two lines of specialty products consisting of (i) pre-inked porous rolls for use in business machines, automated bank teller machines, ticket machines and credit card imprinters and (ii) cast urethane mats used by the box board corrugating industry as a backing material in cutting operations. The Company also sells printing accessories such as cylinder packing papers and aluminum bars for mounting blankets onto press cylinders.

Pressroom Chemicals has developed products that speed wash-up, color changes and blanket and roller maintenance; all formulated to reduce downtime and improve productivity. Roller and blanket washes are used to remove ink and glaze from the surface of the rollers and blankets on the printing press. Pressroom Chemicals makes over 25 washes, grouped into five different categories: premium, environmental, general purpose, fast drying and specialty. Pressroom Chemicals is a market leader in the area of environmental washes, which constitutes an important subcategory of Pressroom Chemicals' overall roller and blanket washes business.

Pressroom Chemicals has created a family of fountain solutions, which are used to prevent ink from migrating to non-print areas of the printing plate, to cover all requirements from high-speed web printing presses down to small offset duplicating printing presses. The fountain solutions and fountain additives are adjusted for water condition and properly balanced and fortified to improve print quality and press productivity. Pressroom Chemicals' R&D laboratories have created a line of alcohol-free fountain solutions formulated to eliminate the use of isopropyl alcohol from the process thus improving the pressroom environment.

Antisetoff powders are used extensively by sheetfed, offset and letterpress printers to prevent ink from transferring from the top of one sheet to the bottom of the next. Pressroom Chemicals offers an extensive range of silicone and conventional antisetoff powders to meet all industry requirements.

Lithographic chemicals and specialties include a wide range of products (including deglazers, additives, plate cleaners, aerosols) formulated to meet the evolving needs of the printing industry.

Silicones are used in heatset web offset printing to provide slip to the sheet as it passes over the former board. Pressroom Chemicals offers an extensive line of conventional silicones, as well as new technology silicones.

Pressroom Chemicals also manufactures the patented Kompac Dampening System and other mechanical devices for offset printing presses. Pressroom Chemicals manufactures six different Kompac Dampening Systems models to fit more than 8 different presses, both for new and retrofit applications. Kompac Dampening Systems consume other products manufactured by Pressroom Chemicals, such as fountain solutions.

Sales and Distribution

Image Transfer has adopted an integrated approach to product development, marketing, sales and distribution. Sales professionals in the United States have strong customer relationships and superior technical expertise. The international sales force includes sales professionals in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, Russia, Scandinavia, South Africa and the United Kingdom.

Image Transfer's sales force calls directly on all of the leading end-users in their markets and promotes the quality and technical features of the Company's products to pressroom foremen, purchasing agents, plant managers and press operators. Depending on the market and product, the end-users can then order directly from the Company or though authorized converters or dealers. Image Transfer distributes a majority of its products through a large network of converters who buy and cut printing blanket rolls to customized orders and dealers and sub-dealers who buy finished products, store inventory and hold receivables. Converters are value-added dealers who typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. The Company believes that it has one of the most effective networks of converters and dealers in the industry. The sales force works closely with converters and dealers, through joint calling efforts on end-users and training programs. In addition, the sales and technical associates work directly with large end-users to identify the printing blankets and sleeves that best suit that printer's particular needs and formulate solutions to complex printing problems. Sales made to Network Distribution International, Inc. ("NDI"), a major U.S. converter, accounted for approximately 10% of total net sales in 2001, 12% in 2000 and 11% in 1999. The Company's sales to NDI are not governed by a written contract between the parties. In the event that NDI was to significantly reduce or terminate its purchases of blankets and sleeves from the Company, the Company's financial condition or results of operations could be adversely affected. The Company has not received any indication that NDI intends to discontinue or otherwise substantially reduce its relationship with the Company.

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

Products

With the broadest line of cots and aprons of any domestic manufacturer, the Company offers its customers both general purpose and specialty cots and aprons recognized in the marketplace under the DAYtex(R) and Accotex(R) brand names, with over 4,000 different SKUs. General-purpose cots and aprons include a full line of products designed for "short staple" fibers (such as cotton) and "long staple" fibers (such as wool), while specialty cots and aprons include glass-forming aprons, carpet cots and drawing cots. The Company provides high-quality, precision engineered products that deliver superior value to its customers. As a result, Textile Products has been an industry leader in quality and performance, allowing the Company to command premium pricing for its products.

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

RAW MATERIALS

Rubber polymers are a key component in most of the products of Transfer Media and Textile Products. Various fabrics and rubber represented approximately 30% of all raw materials purchased in each of 2001, 2000 and 1999. Raw material purchases accounted for approximately 50% of cost of goods sold for the Company's products during the same period. The Pressroom Chemicals division purchases approximately 200 different raw materials from a variety of key national suppliers, and holds supply agreements with many of them. However, no single supplier accounts for more than 10% of total raw material costs. The largest raw material component for Pressroom Chemicals is petroleum distillates, such as aliphatics and aromatics.

The Company is exposed to fluctuations in petroleum prices on certain raw material costs and historically has been able to pass on price increases to customers.

The Company purchases its raw material requirements from a number of suppliers on a purchase order basis, and the Company believes that there are sufficient sources of supply for the foreseeable future.

RESEARCH AND DEVELOPMENT

The research & development staff is focused on current product and process improvement efforts, as well as development of new consumables for future Image Transfer and Textile Products processes. The Company's active patents have been important to its existing product line, and increased emphasis is being placed on new product technologies. Active efforts to obtain additional patents are underway on a variety of technologies, including certain process patents.

In addition to its extensive patent and trademark portfolio, the Company has a variety of working agreements with key partners in the image transfer business. These agreements and other efforts with OEM companies may stimulate proprietary processes and additional patent applications.

COMPETITION

The Company competes with a number of manufacturers in the image transfer and textile components industries, with the main competitive factors being quality, performance, service and price. While the Company competes with a number of manufacturers of offset printing blankets and sleeves, the principal competitors of Transfer Media are Reeves International, Inc. ("Reeves") and Polyfibron Technologies, Inc. ("Polyfibron"), a subsidiary of MacDermid. Pressroom Chemicals competes with a number of manufacturers of pressroom chemicals. The principle competitors are Anchor Chemical, Rycoline and PRISCO. Accel Graphics, a division of Parmarco, is the only main competitor to the Kompac line.

In Textile Products, the Company competes with manufacturers such as Premtec, Inc., Hokushin Corporation, Yamauchi and Berkol AG (Switzerland).

Some of the Company's competitors may have greater financial and other resources than the Company and may consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.

INTERNATIONAL OPERATIONS

The Company's principal international manufacturing facilities are located in Dundee, Scotland (Transfer Media), Ahaus-Ottenstein, Germany (Transfer Media), Manchester, England (Pressroom Chemicals) and Munster, Germany (Textile Products). In addition, the Company maintains sales and distribution facilities in England, France, Germany, Hong Kong, Italy, South Africa, Russia, Malaysia, Canada, Mexico, China and Australia.

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

Approximately 47% of the Company's 2001 sales were derived from products sold outside the United States. This has increased from 43% in 2000 and 1999. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements.

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

New rules to be promulgated under the 1990 amendments to the Federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's U.S. facilities. The applicable requirements are scheduled to be issued in May

2002. These rules will require certain modifications to the plant facilities over the next three years that will total approximately $2.0 million for U.S. operations. The Company installed certain equipment from 1998 through 2001 to mitigate future spending requirements resulting from the Clean Air Act.

Cadillac Plastics Group, Inc ("CPG"), the former parent of the Company, and now known as M.A. Hanna Plastic Group, Inc., and a former subsidiary of M.A. Hanna Company (now PolyOne Corporation), is a party to a July 25, 1988, Consent Decree with the Michigan Department of Environmental Quality ("MDEQ") with regard to contamination at the Company's Three Rivers, Michigan, facility. CPG installed a groundwater remediation system at the facility in 1989, and was required to operate such system until certain cleanup levels were achieved. On November 17, 1999, MDEQ approved a study to determine if further degradation of contaminates will occur if pumping is discontinued and the acquifer returns to an anaerobic condition. Operations of the groundwater remediation system were suspended on December 6, 1999, with the approval of MDEQ. Analyses of the study completed in early 2001 as well as more recent groundwater-monitoring data show that remaining contamination in groundwater is stable (no significant increases in concentration). The parties involved continue to monitor groundwater, and are proceeding with a "natural attenuation" closure program that will consist of continued groundwater testing and "institutional controls." This new program is being performed under a December 3, 2001, commitment letter submitted to MDEQ by M.A. Hanna Plastic Group Inc. As of December 31, 2001, the Company had recorded accruals of approximately $362,000 to reflect future costs associated with this cleanup and, based on the reports of its independent consultants, the Company believes that such accruals are adequate. CPG has indemnified the Company for such costs and the Company expects to be reimbursed after amounts are expended. At December 31, 2001, a $359,000 indemnification receivable is recorded.

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

Subject to certain limitations, PolyOne and CPG have agreed to indemnify the Company for certain other environmental compliance and liability issues associated with the Company's business, including certain liabilities associated with an underground toluene tank at the Lerma, Mexico, facility. If PolyOne and CPG are unable to honor their indemnification obligations, the Company would likely be responsible for such matters and the cost of addressing such matters could be material. The Company has not historically maintained insurance coverage for environmental matters, but began purchasing insurance coverage in 2000 for environmental matters at the Pressroom Chemicals manufacturing locations and in 2001 for its other manufacturing locations.

ASSOCIATES

The Company currently employs approximately 1,350 full-time associates worldwide, of which approximately 700 are employed in the United States and Canada. The Company's associates in Dundee, Scotland, and Munster, Germany are represented by labor unions. In 2001, the labor union in Dundee renewed its collective bargaining agreement with the Company. The new agreement now expires on December 31, 2003. The labor union in Munster has entered into collective bargaining agreements with the Company pertaining to general working conditions and to salaries and wages. The agreement as to general working conditions expires December 31, 2002, and the agreement as to salaries and wages expires June 30, 2003. None of the Company's U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate's total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

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

                                                                        OWNED/
           LOCATION                               SIZE (SQ. FT.)        LEASED
           --------                               --------------        ------
Manufacturing:
   Asheville, North Carolina                             240,600          Owned
   Dundee, Scotland                                      101,000          Owned
   Three Rivers, Michigan                                 58,000          Owned
   Greenville, South Carolina                             83,000          Owned
   Fletcher, North Carolina                               19,000         Leased
   Ahaus, Germany                                         36,200          Owned
   Chrastava, Czech Republic                              26,900          Owned
   Oakland, New Jersey                                    34,600         Leased
   Addison, Illinois                                      38,600          Owned
   Houston, Texas                                         64,000          Owned
   West Chester, Ohio                                     14,500         Leased
   Brampton, Ontario                                      23,200          Owned
   Manchester, England (Irlam)                            85,600          Owned
   Melbourne, Australia                                   28,700          Owned
   Kuala Lumpur, Malaysia                                  8,300         Leased
   Johannesburg, South Africa                             12,100          Owned
   Foshan, China                                          19,000         Leased
   Munster, Germany                                      79,600          Leased
Warehouse/Sales Office:
   Dayton, Ohio                                           12,900         Leased
   Elk Grove, Illinois                                     4,500         Leased
   Lerma, Mexico                                          15,900          Owned
   Hong Kong, China                                        3,100         Leased
   Milan, Italy (Trezzano, Rosa)                           1,500         Leased
   Moscow, Russia                                          1,000         Leased
   Nashville, Tennessee                                    5,000         Leased
   Paris, France                                          23,400         Leased
   Reutlingen, Germany                                     7,000         Leased
   Stockport, England                                      5,200          Owned
   Willich, Germany                                       15,200         Leased

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

CPG and the Company are parties to consent decrees with respect to certain environmental matters. Hanna and CPG have agreed to retain, be responsible for and indemnify the Company with respect to these matters. See "Item 1. Business--Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

As of March 1, 2002, there were 19 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement that all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary financial data of the Company for each of the five fiscal years, during the period ended December 31, 2001.

                                               2001              2000           1999               1998             1997
                                               ----              ----           ----               ----             ----
                                                                               (a)(b)             (b)(c)
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales                               $     254,146     $     280,573    $     198,418     $     173,066    $     166,286
Gross profit                                   91,159           109,556           75,082            62,911           63,251
Operating income                               26,662            46,514           32,861            12,169           30,411
Income (loss) before
  extraordinary items                          (5,108)            6,902            2,251           (12,875)           7,917
Extraordinary losses on early
  extinguishment of debt                                                             857             3,552
Net income (loss)                              (5,108)            6,902            1,394           (16,427)           7,917
OTHER FINANCIAL DATA:
Capital expenditures                    $      12,983     $      10,324    $       5,936     $       7,103    $       5,124
Depreciation                                    7,308             7,319            6,432             5,759            5,238
Amortization                                    9,972             9,932           10,313             7,729            7,827
BALANCE SHEET DATA (AT
  END OF PERIOD):
Fixed assets, net of
  accumulated depreciation              $      72,216     $      69,484    $      69,739     $      50,305    $      44,792
Total assets                                  314,004           327,492          331,504           257,408          225,527
Long-term and subordinated
  long-term debt (including
  current maturities)                         263,831           268,270          279,830           257,515          130,883
Stockholders' equity (deficit)               (115,918)          (94,443)         (89,428)          (80,283)          60,189

(a) The Company acquired TPO as of September 30, 1999 and Varn as of October 19, 1999. The statement of operations data includes the results of these acquisitions from the dates of acquisition.

(b) The Company acquired the stock of Rotec as of December 31, 1998. Balance sheet data for 1998 includes the assets and liabilities of Rotec as of December 31, 1998. The statement of operations data includes the results of Rotec for the period from January 1, 1999.

(c) Balance sheet data for 1998 reflects the effects of the acquisition of the Company by GSC Partners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with "Selected Financial Data" and "Financial Statements and Supplementary Data" and notes thereto included elsewhere in this report.

On September 30, 1999 and October 19, 1999, TPO and Varn, were acquired. Accordingly, the results of operations for periods after these acquisitions may not be comparable to prior periods.


                                                YEAR ENDED                  YEAR ENDED                     YEAR ENDED
                                            DECEMBER 31, 2001            DECEMBER 31, 2000              DECEMBER 31, 1999
                                            -----------------            -----------------              -----------------
                                                                       (DOLLARS IN MILLIONS)
Net sales                                 $  254.1       100.0%        $  280.6       100.0%        $  198.4         100.0%
Cost of goods sold                           163.0        64.2            171.0        61.0            123.3          62.1
                                          --------       -----         --------       -----         --------         -----
Gross profit                                  91.1        35.8            109.6        39.0             75.1          37.9
SG&A                                          54.1        21.3             57.5        20.5             36.0          18.1
Restructuring costs                            4.9         1.9                                           1.4           0.7
Amortization of intangibles                    4.4         1.7              4.5         1.5              3.8           1.9
Management fees and expenses                   1.0         0.4              1.1         0.4              1.0           0.6
                                          --------       -----         --------       -----         --------         -----
Operating income                          $   26.7        10.5%        $   46.5        16.6%        $   32.9          16.6%
                                          ========       =====         ========       =====         ========         =====

COMPARISON OF RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales decreased $26.4 million (9.4%) to $254.1 million, primarily as a result of lower sales volume of $26.3 million in the United States and the Pacific Rim. Sales in 2001 were negatively impacted by $4.2 million as a result of unfavorable changes in foreign currency rates used to translate international sales into U.S. dollars partly offset by increased sales volumes of $3.2 million in Europe. Image Transfer's sales decreased $20.2 million (9.0%) to $202.9 million. Image Transfer's sales were negatively impacted by $3.2 million as a result of the impact of changes in foreign currency rates. Excluding the impact of foreign currency rate changes, Image Transfer's sales decreased $17.0 million (7.6%) from the comparable period in 2000. The decrease is mainly a result of lower sales in the United States as a result of the weak U.S. printing industry. Tubular sleeve sales increased as additional presses that utilize this technology were installed. Textile Products' sales decreased $6.3 million (10.9%) to $51.3 million. Foreign currency rate changes negatively impacted Textile Products' sales by $1.0 million. Textile Products' sales decreased as a result of decreased volume of $7.4 million in the United States, partly offset by sales volume gains of $2.1 million in Europe and export markets.

Gross profit decreased $18.4 million (16.8%) to $91.1 million. Foreign currency rate changes reduced gross profit by $1.6 million. As a percentage of net sales, gross profit decreased to 35.8% for the year ended December 31, 2001, from 39.0% for the comparable period in 2000, primarily as a result of the lower Image Transfer sales volume in the United States. In addition, fixed costs such as research and development costs of new products have increased slightly from last year resulting in a further decrease on the gross profit percentage.

Selling, general & administrative expenses decreased $3.4 million (5.9%) to $54.1 million primarily as a result of lower selling costs. As a percentage of net sales, SG&A increased to 21.3% from 20.5%. Changes in foreign currency rates reduced SG&A costs by $0.8 million in 2001.

As announced in the first quarter of 2001, the Company has consolidated its U.S. Textile Products operations into its Greenville, South Carolina, facility. The relocation will be completed in early 2002. A pre-tax charge of $0.9 million has been recorded in 2001 for relocation of machinery and equipment and severance and termination costs for 59 associates in 2001. As of December 31, 2001, 45 associates have been severed. Additional charges of approximately $0.1 million will be recorded in 2002 as final relocation costs are incurred.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. Improvements in productivity at other Transfer Media facilities will allow these locations to absorb this additional volume. A pre-tax charge of $3.0 million was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. The Company intends to sell the land and building in 2002.

Also during the fourth quarter of 2001, the Company completed plans to relocate its Pressroom Chemicals German sales office into other existing facilities and the U.S. sales and administrative functions from Oakland, New Jersey to other U.S. locations. A pre-tax charge of $1.0 million was recorded for severance costs for 21 associates, costs for closing the offices and loss on the sale of fixed assets.

Operating income, excluding the restructuring costs in 2001, decreased $14.9 million (32.1%) to $31.6 million. As a percentage of net sales, operating income (excluding the restructuring costs in 2001) was 12.4% for the year ended December 31, 2001, compared to 16.6% in 2000. Image Transfer's operating income, excluding the restructuring costs in 2001, decreased $14.2 million (29.0%) to $34.9 million, primarily as a result of lower sales volumes. As a percentage of net sales, Image Transfer's operating income (excluding the restructuring costs in 2001) decreased to 17.2% for the year ended December 31, 2001, compared to 22.0% in 2000. Textile Products' operating income decreased $1.1 million (13.9%) to $6.7 million, excluding the restructuring costs in 2001. As a percentage of net sales, Textile Products' operating income (excluding the restructuring costs in 2001) was 13.0% for the year ended December 31, 2001, compared to 13.5% in 2000.

Other expense was $0.6 million in 2001, compared to $4.6 million for 2000. The other expense is primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The Company recorded income tax expense for 2001 on a loss before taxes. This effect is a result of foreign sourced dividends and income taxable in the United States and non-deductible expenses.

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net sales increased $82.2 million (41.4%) to $280.6 million, primarily as a result of the sales contributed by the acquisitions of Varn and TPO in late 1999. Sales in 2000 were negatively impacted by $8.1 million as a result of unfavorable changes in foreign currency rates used to translate international sales into U.S.

dollars. Image Transfer's sales increased $60.3 million (37.1%) to $223.1 million. The acquisition of Varn in October 1999 contributed $51.0 million of the sales increase. Image Transfer's sales were negatively impacted by $5.5 million as a result of the impact of changes in foreign currency rates. The rest of the increase is mainly a result of higher sales in Europe and higher export sales to Japan and the Far East and Australia. Tubular sleeve sales also contributed to the increase as additional presses that utilize this technology were installed. Including Varn for a full year on a pro forma basis, Image Transfer's sales increased $9.2 million over 1999 full year results, as discussed above. Textile Products' sales increased $21.8 million (61.1%) to $57.5 million. The acquisition of TPO on September 30, 1999, accounted for the majority of the increase. Foreign currency rate changes negatively impacted Textile Products' sales in 2000 by $1.4 million. Textile Products' sales increased as a result of increased volume, especially at original equipment manufacturers, as well as sales to other markets in Europe and the Pacific Rim.

Gross profit increased $34.5 million (45.9%) to $109.6 million. Foreign currency rate changes reduced gross profit by $2.9 million. The acquisitions of Varn and TPO contributed the majority of the gross profit increase in 2000. Gross profit in 1999 was adversely affected by a one-time charge of $0.9 million for sales of finished goods inventory that were purchased at market values in connection with the Varn acquisition. As a percentage of net sales, gross profit increased to 39.0% for the year ended December 31, 2000, from 37.9% for the comparable period in 1999. This increase was primarily as a result of the benefits realized from the restructuring of the Textile Products' operations after the TPO acquisition.

Selling, general & administrative expenses increased $21.5 million (59.8%) to $57.5 million. As a percentage of net sales, SG&A increased to 20.5% from 18.1%. The acquisitions of Varn and TPO accounted for most of this increase. Changes in foreign currency rates reduced SG&A costs by $2.0 million in 2000.

Amortization of intangibles increased $0.7 million to $4.5 million as a result of amortization of the goodwill recorded from the Varn acquisition.

Operating income, excluding the restructuring costs in 1999, increased $12.3 million (35.8%) to $46.5 million. As a percentage of net sales, operating income (excluding the restructuring costs in 1999) was 16.6% for the year ended December 31, 2000, compared to 17.2% in 1999. Image Transfer's operating income increased $6.6 million (15.5%) to $49.1 million, primarily as a result of the acquisition of Varn and higher sales volumes in the Transfer Media division. As a percentage of net sales, Image Transfer's operating income decreased slightly to 22.0% for the year ended December 31, 2000, compared to 26.1% in 1999, primarily as a result of one-time marketing costs incurred in 2000. Including Varn for a full year on a pro forma basis, Image Transfer's operating earnings would have increased $5.0 million (11.8%). The decline from above is primarily as a result of increased costs for petroleum-based raw materials and changes in foreign currency rates. Textile Products' operating income increased $5.1 million (197.4%) to $7.8 million, excluding the restructuring costs in 1999, primarily as a result of the TPO acquisition. As a percentage of net sales, Textile Products' operating income was 13.5% for the year ended December 31, 2000, compared to 7.3% in 1999. The increase was primarily a result of the benefits realized from the restructuring activities and consolidation of the TPO activities with the Company's existing activities.

The effective tax rate was 40.3% in 2000 compared to 51.0% in 1999. The high income tax expense percentage in 1999 compared to the U.S. statutory rate is mainly the result of certain one-time non-deductible expenses associated with the Varn and TPO acquisitions in 1999.

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

Certain of the Company's international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $9.3 million at December 31, 2001, $2.1 million at December 31, 2000 and $0.9 million at December 31, 1999. These contracts generally expire within three to twelve months. Foreign currency losses, included in other (expense) income-net, were $0.9 million in 2001, $5.0 million in 2000 and $0.6 million in 1999. Based on the Company's overall foreign currency exchange rate exposure at December 31, 2001, including the forward contracts, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of approximately $1 million.

INTEREST RATE RISKS

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2002, although there can be no assurance that interest rates will not materially change.

COMMODITY RISKS

Rubber polymers and fabrics are key components in most of the Transfer Media and Textile products. The Company is exposed to changes in the costs of these components. Pressroom Chemicals is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Pressroom Chemicals' products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

The Company's expenditures for plant, property and equipment were $13.0 million in 2001, $10.3 million in 2000, and $5.9 million in 1999. The Company believes that capital expenditures of $9.0 million to $12.0 million annually over the next several years will be sufficient to maintain its leading market position. The Company expects to fund these capital expenditures from cash flow from operations.

The Company is highly leveraged. At December 31, 2001, the Company's aggregate indebtedness is approximately $263.8 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $55.3 million (which, subject to certain conditions, may be exchanged for Exchange Debentures). At December 31, 2001, the aggregate liquidation preference of the Convertible Preferred Stock is $55.6 million.

The Company has a Senior Secured Credit Facility consisting of a $70.0 million Term Loan (of which $43.7 million was outstanding at December 31, 2001) and a $20 million Revolving Credit Facility (of which $4.2 million was outstanding at December 31, 2001). During 2001, the Senior Secured Credit Facility was amended in order to modify certain financial covenants, including the Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio and Consolidated Fixed Charge Coverage Ratio. No changes to the term or amount of the Credit Facility were made.

The Senior Secured Credit Facility is repayable as follows: $12.5 million in 2002; $12.5 million in 2003; $12.5 million in 2004 and $10.4 million in 2005.
Prepayments on the Term Loan are applied in inverse order of maturity. During the year ended December 31, 2001, the Company made $2.3 million in payments on the term loans and paid $2.1 million on the Revolving Credit Facility. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as 80% of eligible domestic accounts receivable plus the lesser of 50% of eligible domestic inventory or $10 million). As of December 31, 2001, the Company had approximately $15.4 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

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

The Senior Secured Credit Facility, the 2005 Indenture, the 2008 Indenture and the certificates of designation for the Preferred Stocks contain a number of significant covenants that restrict the operations of the Company. For example, under the Senior Secured Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charges coverage ratio, maximum leverage ratio and interest coverage ratio. There can be no assurance that the Company will be able to comply with any such covenants or restrictions in the future. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Senior Secured Credit Facility and/or the 2005 Indenture and/or the 2008 Indenture that would permit the lenders thereto to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Revolving Credit Facility to make further extensions of credit thereunder could be terminated.

The occurrence of certain of the events that would constitute a Change of Control may result in a default, or otherwise require repayment of indebtedness, under the Senior Secured Credit Facility, the 2005 Indenture and the 2008 Indenture, and redemption of the Exchangeable Preferred Stock and the Convertible Preferred Stock or, in the case of the Exchange Debentures, repayment of indebtedness under the Exchange Debentures. In addition, the Senior Secured Credit Facility and the 2005 Indenture prohibit the repayment of indebtedness under the 2008 Indenture by the Company in such an event, unless and until such time as the indebtedness under the Senior Secured Credit Facility and the 2005 Indenture are repaid in full. The Company's failure to make such repayments in such instances would result in a default under the Senior Secured Credit Facility and the 2005 Indenture. The inability to repay the indebtedness under the Senior Secured Credit Facility or the 2005 Indenture, if accelerated, would also constitute an event of default under the Indenture, which could have materially adverse consequences to the Company and to the holders of the Notes under the 2008 Indenture. Future indebtedness of the Company may also contain restrictions or repayment requirements with respect to certain events or transactions that could constitute a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Senior Secured Credit Facility, 2005 Indenture or the 2008 Indenture, the Exchangeable Preferred Stock or the Exchange Debentures, as the case may be, or with respect to the Convertible Preferred Stock.

The Company does not have transactions, arrangements or relationships with special-purpose entities and the Company does not have any off-balance-sheet debt except as disclosed in the notes to the consolidated financial statements.

In 2001 the Company suspended its U.K. pension plan and intends to settle the remaining obligation in 2002. As of December 31, 2001, the settlement will require an additional contribution of approximately $0.4 million and will result in a pre-tax settlement loss of approximately $1.4 million. These amounts are subject to change as a result of the final determination of the amount of the obligation and the value of the plan assets at the date of the settlement.

ENVIRONMENTAL EXPENDITURES

The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 2001, 2000 and 1999 it spent approximately $1.2 million, $0.8 million and $1.8 million in capital expenditures for solvent recovery, wastewater treatment, air monitoring and related projects to comply with environmental requirements.

New rules to be promulgated under the 1990 amendments to the Federal Clean Air Act governing emissions of hazardous air pollutants may require implementation of additional air emission control measures at the Company's U.S. facilities. The applicable requirements are scheduled to be issued in May 2002. These rules will require certain modifications to the plant facilities over the next three years that will total approximately $2.0 million for U.S. operations. The Company installed certain equipment from 1998 through 2001 to mitigate future spending requirements resulting from the Clean Air Act. Capital expenditures relating to environmental matters are anticipated to be less than $1 million in 2002.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include: accounts receivable allowances, recoverability of long-lived assets, retirement and other postretirement benefits, and reserves for restructuring. We use the following methods and assumptions in determining our estimates:

Accounts Receivable Allowances -Allowances for doubtful accounts are determined by applying historical experience with consideration given to the condition of the economy and evaluation of specific accounts. Other allowances are calculated based on negotiated agreements with customers.

Recoverability of Long-lived Assets-Determined in accordance with SFAS No. 121 by determining whether the amortization of the assets over their remaining lives can be recovered through projected undiscounted cash flows.

Retirement and Other Postretirement Benefits-Determined in accordance with SFAS Nos. 87 and 106 using the assumptions detailed in Notes K and L to the Consolidated Financial Statements.

Restructuring Reserves-Determined in accordance with the appropriate accounting guidance in EITF No. 94-3 depending on the facts and circumstances surrounding the situation.

For further information regarding our accounting policies, see Note B to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       PAGE
                                                                                                                       ----
DAY INTERNATIONAL GROUP, INC.
     Report of Independent Public Accountants..................................................................          23
     Consolidated Balance Sheets as of December 31, 2001 and 2000..............................................     24 - 25
     Consolidated Statements of Operations for the years ended
         December 31, 2001, 2000 and 1999......................................................................          26
     Consolidated Statements of Stockholders' Equity (Deficit)
         for the years ended December 31, 2001, 2000 and 1999..................................................          27
     Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999......................................................................     28 - 29
     Notes to Consolidated Financial Statements................................................................     30 - 56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Day International Group, Inc.:

We have audited the accompanying consolidated balance sheets of Day International Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Day International Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Cincinnati, Ohio
March 26, 2002

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      2001             2000
                                                                      ----             ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $      609       $      922
  Accounts receivable:
    Trade (less allowance for doubtful accounts) (Note C)             27,987           33,605
    Other                                                              1,137            1,896
  Inventories (Note D)                                                34,276           35,600
  Prepaid expenses and other current assets                            4,330            4,771
  Deferred tax assets (Note G)                                         5,144            3,940
                                                                  ----------       ----------

         Total current assets                                         73,483           80,734

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                 3,542            4,486
  Buildings and improvements                                          21,097           22,479
  Machinery and equipment                                             66,034           60,102
  Construction in progress                                            10,874            7,988
  Assets held for sale (Note M)                                        1,723
                                                                  ----------       ----------
                                                                     103,270           95,055
  Less accumulated depreciation                                      (31,054)         (25,571)
                                                                  ----------       ----------
                                                                      72,216           69,484

OTHER ASSETS:
  Goodwill (Note B)                                                  125,334          130,464
  Intangible assets (Note B)                                          32,554           38,584
  Note receivable (Note N)                                             1,225            1,800
  Deferred tax assets (Note G)                                         5,836            1,896
  Other assets                                                         3,356            4,530
                                                                  ----------       ----------
                                                                     168,305          177,274
                                                                  ----------       ----------

TOTAL ASSETS                                                      $  314,004       $  327,492
                                                                  ==========       ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                      2001             2000
                                                                      ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                $    6,688       $    8,160
  Accrued associate-related costs                                      7,442            8,824
  Other accrued expenses                                               7,385           10,250
  Income taxes payable                                                 4,846            3,960
  Interest payable                                                     4,512            4,230
  Current maturities of long-term debt (Note E)                       12,576            2,358
                                                                  ----------       ----------

         Total current liabilities                                    43,449           37,782

LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note E)                   251,255          265,912
DEFERRED TAX LIABILITIES (Note G)                                      2,595            1,889
OTHER LONG-TERM LIABILITIES (Notes J, K, L and N)                     23,269           21,956
COMMITMENTS AND CONTINGENCIES (Note N)
                                                                  ----------       ----------

         Total liabilities                                           320,568          327,539

REDEEMABLE PREFERRED STOCK (Note F)                                  109,354           94,396

STOCKHOLDERS' EQUITY (DEFICIT)  (Note J):
  Common Shares, $.01 per share par value, 100,000
    shares authorized, 23,298 shares issued and outstanding                1                1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                               (68,772)         (68,772)
  Retained earnings (deficit)                                        (41,646)         (21,580)
  Accumulated other comprehensive loss                                (5,501)          (4,092)
                                                                  ----------       ----------
         Total stockholders' equity (deficit)                       (115,918)         (94,443)
                                                                  ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $  314,004       $  327,492
                                                                  ==========       ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                2001              2000             1999
                                                                                ----              ----             ----
NET SALES                                                                  $     254,146     $     280,573    $     198,418

COST OF GOODS SOLD                                                               162,987           171,017          123,336
                                                                           -------------     -------------    -------------

GROSS PROFIT                                                                      91,159           109,556           75,082

SELLING, GENERAL AND ADMINISTRATIVE                                               54,073            57,472           35,960
RESTRUCTURING COSTS (Note M)                                                       4,931                              1,361
AMORTIZATION OF INTANGIBLES                                                        4,451             4,470            3,821
MANAGEMENT FEES (Note I)                                                           1,042             1,100            1,079
                                                                           -------------     -------------    -------------

OPERATING PROFIT                                                                  26,662            46,514           32,861

OTHER EXPENSES (Note E):
  Interest expense (including amortization
    of deferred financing costs and debt discount of
    $2,347 in 2001 and 2000 and $2,370 in 1999)                                   28,419            30,357           28,085
  Other expense (income)--net                                                        601             4,605              504
                                                                           -------------     -------------    -------------
                                                                                  29,020            34,962           28,589
                                                                           -------------     -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                                                        (2,358)           11,552            4,272

INCOME TAXES (Note G)                                                              2,750             4,650            2,021
                                                                           -------------     -------------    -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                          (5,108)            6,902            2,251

EXTRAORDINARY LOSSES ON EARLY
  EXTINGUISHMENT OF DEBT (NET OF TAX
  BENEFIT OF $571)                                                                                                      857
                                                                           -------------     -------------    -------------

NET INCOME (LOSS)                                                                 (5,108)            6,902            1,394

PREFERRED STOCK DIVIDENDS (Note F)                                               (14,770)          (12,752)          (6,394)

AMORTIZATION OF PREFERRED STOCK
  DISCOUNT AND ISSUANCE COSTS                                                       (188)             (188)            (172)
                                                                           -------------     -------------    -------------

NET (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                                                   $     (20,066)    $      (6,038)   $      (5,172)
                                                                           -------------     -------------    -------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                      ACCUMULATED
                                             COMMON SHARES                             RETAINED          OTHER         COMPREHENSIVE
                                      ------------------------         CONTRA          EARNINGS       COMPREHENSIVE        INCOME
                                      SHARES         AMOUNT            EQUITY          (DEFICIT)      INCOME (LOSS)        (LOSS)
                                      ------      ------------         ------          ---------      -------------     ------------
December 31, 1998                     23,298      $          1     $     (68,772)   $    (10,370)    $      (1,142)

Net income                                                                                 1,394                       $      1,394
Preferred stock dividends                                                                 (6,394)
Amortization of preferred
  stock discount and
  issuance costs                                                                            (172)
Foreign currency
  translation adjustment                                                                                    (3,973)          (3,973)
                                      ------      ------------     -------------    ------------     -------------     ------------

December 31, 1999                     23,298                 1           (68,772)        (15,542)           (5,115)    $     (2,579)
                                                                                                                       ============
Net income                                                                                 6,902                       $      6,902
Preferred stock dividends                                                                (12,752)
Amortization of preferred
  stock discount and
  issuance costs                                                                            (188)
Foreign currency
  translation adjustment                                                                                     1,023            1,023
                                      ------      ------------     -------------    ------------     -------------     ------------

December 31, 2000                     23,298                 1           (68,772)        (21,580)           (4,092)    $      7,925
                                                                                                                       ============
Net loss                                                                                  (5,108)                      $     (5,108)
Preferred stock dividends                                                                (14,770)
Amortization of preferred
  stock discount and
  issuance costs                                                                            (188)
Minimum pension liability
  (net of tax of $568)                                                                                      (1,134)          (1,134)
Foreign currency
  translation adjustment                                                                                      (305)            (305)
Unrealized gain on
  cash flow hedges (net of tax
  of $19)                                                                                                       30               30
                                      ------      ------------     -------------    ------------     -------------     ------------

December 31, 2001                     23,298      $          1     $     (68,772)   $    (41,646)    $      (5,501)    $     (6,517)
                                      ======      ============     =============    ============     =============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                2001              2000            1999
                                                                                ----              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $      (5,108)    $       6,902    $       1,394
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                                                                    871
  Depreciation                                                                     7,308             7,319            6,432
  Amortization of goodwill and intangibles                                         9,972             9,932           10,313
  Deferred income taxes                                                           (2,663)             (728)            (676)
  Foreign currency loss                                                              711             2,425
  Non-cash restructuring charge                                                    2,205
Change in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                              5,656              (879)          (1,515)
  Inventories                                                                        793            (3,619)            (981)
  Prepaid expenses and other current assets                                        1,314            (1,490)          (1,782)
  Accounts payable and other accrued expenses                                     (2,562)            4,594            4,605
                                                                           -------------     -------------    -------------
         Net cash provided by operating activities                                17,626            24,456           18,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired                                                    (2,329)         (74,039)
Capital expenditures                                                             (12,983)          (10,324)          (5,936)
Proceeds from sale of property                                                                         742
                                                                           -------------     -------------    -------------
         Net cash used in investing activities                                   (12,983)          (11,911)         (79,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock                                                                38,264
Net proceeds from issuance of term loans                                                                             24,469
Payment of deferred financing fees                                                  (249)                            (1,639)
Payment of long term debt                                                         (2,262)          (12,462)
Net borrowings (payments) on revolving credit facilities                          (2,150)              800           (3,515)
                                                                           -------------     -------------    -------------
         Net cash provided by (used in) financing activities                      (4,661)          (11,662)          57,579

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (295)             (469)            (519)
                                                                           -------------     -------------    -------------
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents                                (313)              414           (4,254)
Cash and cash equivalents at beginning of period                                     922               508            4,762
                                                                           -------------     -------------    -------------
Cash and cash equivalents at end of period                                 $         609     $         922    $         508
                                                                           =============     =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                              2001              2000            1999
                                                              ----              ----            ----
SUPPLEMENTAL CASH FLOW DISCLOSURES

NON CASH TRANSACTIONS:
  Preferred stock dividends paid in kind                 $      14,770     $      12,752    $       6,394
                                                         =============     =============    =============
  Amortization of preferred stock discount and
     issuance costs                                      $         188     $         188    $         172
                                                         =============     =============    =============
CASH PAID FOR:
Income taxes                                             $       6,870     $       4,990    $       2,518
                                                         =============     =============    =============
Interest                                                 $      25,790     $      28,411    $      25,420
                                                         =============     =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)

A.    NATURE OF OPERATIONS, BASIS OF PRESENTATION

Day International Group, Inc. and subsidiaries is one of the world's leading producers of precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and consumable fiber handling products for the textile industry. The Image Transfer segment designs, manufactures and markets high-quality printing blankets, sleeves, pressroom chemicals and automatic dampening systems used primarily in the offset and flexographic printing industries. The Textile Products segment manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Sales are made through Day's sales organization, distributors and representatives.

On September 30, 1999, the Company acquired the textile products operations ("TPO") of Armstrong World Industries, Inc. for $13.5 million in cash. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16.

On October 19, 1999, the Company completed its acquisition of the stock of Varn International ("Varn") for $61.8 million in cash, net of cash acquired of $1.2 million. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16.

The acquisitions in 1999 were financed through the private placement of $38.5 million of 18% convertible cumulative preferred stock and by amending and restating the existing Senior Secured Credit Facility.

B.    SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION-The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS-Cash and cash equivalents include all highly liquid investments with an original purchased maturity of three months or less.

INVENTORIES-Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT-Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment are depreciated over 5 to 10 years.

GOODWILL AND OTHER INTANGIBLES-Goodwill represents the excess of cost over the fair value of the net assets acquired and is being amortized on the straight line basis over 40 years. The Company assesses the recoverability of goodwill and other intangibles by determining whether the amortization of the respective balances over their remaining lives can be recovered through projected undiscounted cash flows.

Deferred financing costs are being amortized using an effective interest rate method over the lives of the related debt. Goodwill and other intangibles are being amortized using the straight-line method.

                                                                                                                  WEIGHTED-
                                                                                                                    AVERAGE
                                                                                2001              2000                 LIFE
                                                                                ----              ----                 ----
Goodwill                                                                   $     144,948     $     146,405         40 years
Less accumulated amortization                                                    (19,614)          (15,941)
                                                                           -------------     -------------
                                                                           $     125,334     $     130,464
                                                                           =============     =============

Intangible Assets:
 Gross Carrying Amount:
  Noncompete agreements                                                    $       4,007     $       4,007          5 years
  Deferred financing costs                                                        18,952            18,703          9 years
  Printing technology                                                             27,946            27,946         11 years
  Textile compound formulas                                                        5,247             5,247         31 years
  Unpatented technology                                                            9,529             9,529         20 years
                                                                           -------------     -------------
 Total intangibles                                                         $      65,681     $      65,432         13 years
                                                                           =============     =============

 Accumulated Amortization:
  Noncompete agreements                                                    $      (2,405)    $      (1,603)
  Deferred financing costs                                                        (9,871)           (7,567)
  Printing technology                                                            (16,355)          (13,865)
  Textile compound formulas                                                       (1,124)             (953)
  Unpatented technology                                                           (3,372)           (2,860)
                                                                           -------------     -------------
  Total intangibles                                                        $     (33,127)    $     (26,848)
                                                                           =============     =============

Estimated amortization expense after the adoption of SFAS No. 142 for the next five years is as follows: $6,282 in 2002, $6,281 in 2003, $5,480 in 2004, $3,444
in 2005 and $2,023 in 2006.

REVENUE RECOGNITION-Day recognizes revenue when the product is shipped. Reserves for product returns, based upon historical experience, are also recognized upon shipment.

FOREIGN CURRENCY TRANSLATION-The functional currency is the local currency of Day's respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period end exchange rates. Foreign currency revenues and expenses are translated at the average exchange rates for the period. Translation gains and losses are recorded in the accumulated other comprehensive income (loss). Transaction gains and losses are recorded in other expense (income) in the consolidated statements of operations.

CONCENTRATION OF CREDIT RISK-The Company's receivables are from a diverse group of customers in the printing and textile industries and such receivables are generally unsecured. One customer accounted for

10%, 12% and 11% of net sales for the years ended December 31, 2001, 2000 and 1999. This customer also accounted for 5% and 4% of receivables at December 31, 2001 and 2000.

FOREIGN EXCHANGE CONTRACTS-The Company's international subsidiaries make purchases and sales in foreign currencies. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. Day periodically enters into forward foreign exchange contracts, with terms generally of 3 to 12 months, to protect itself against such foreign currency movements. These contracts are recorded at fair value with the change in fair value generally recorded as other expense (income) as an offset to the (income) expense recognized from the remeasurement of the hedged foreign-currency denominated asset or liability. Hedges of forecasted transactions are recorded as cash flow hedges and are reclassified to earnings when the hedged transaction is completed. The contract value of foreign exchange contracts was $9,312 and $2,071 at December 31, 2001 and 2000. The fair value of these contracts is immaterial. Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. The counterparties are expected to meet their obligations given their credit ratings; therefore Day does not obtain collateral for these instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS-The carrying value of the Company's variable rate Credit Agreement approximates fair value. The fair market value of the 9 1/2% Senior Subordinated Debt and the 11-1/8% Senior Debt was approximately $169,900 and $196,550 at December 31, 2001 and 2000, based on quoted market prices. The fair value of the 12 1/4% Exchangeable Preferred Stock was approximately $12,700 and $33,334 at December 31, 2001 and 2000, based on quoted market prices. The fair value of the 18% Convertible Preferred Stock could not be determined as the securities are closely held and are not actively traded. See Note F for further information about the Convertible Preferred Stock. At December 31, 2001 and 2000, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value.

RESEARCH AND DEVELOPMENT-Research and development costs are expensed as incurred.

DISTRIBUTION-Distribution costs of $7,973, $6,914 and $4,245 for the years ended December 31, 2001, 2000 and 1999 are included in selling, general and administrative costs.

ADVERTISING-Advertising costs are expensed as incurred.

MANAGEMENT ESTIMATES-The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATIONS-Certain prior year amounts have been reclassified to conform to current year presentation.

C.    ACCOUNTS RECEIVABLE

Changes in the allowance for doubtful accounts for the years ended December 31, 2001, 2000 and 1999 consist of:

                                                              2001              2000             1999
                                                              ----              ----             ----
Balance at beginning of year                             $       2,267     $       2,141    $       1,384
Provision for doubtful accounts                                    280               447              470
Write-off of uncollectible accounts                               (545)             (272)             (55)
Currency translation                                               (53)              (49)             (76)
Acquired                                                                                              418
                                                         -------------     -------------    -------------
Balance at end of year                                   $       1,949     $       2,267    $       2,141
                                                         =============     =============    =============

D.    INVENTORIES

Inventories as of December 31, 2001 and 2000 consists of:

                                                 2001             2000
                                                 ----             ----
Finished goods                              $      19,094    $      19,001
Work in process                                     3,932            6,143
Raw materials                                      11,250           10,456
                                            -------------    -------------
                                            $      34,276    $      35,600
                                            =============    =============

E.    LONG-TERM AND SUBORDINATED LONG-TERM DEBT

Long-term and subordinated long-term debt as of December 31, 2001 and 2000 consists of:

                                                                               2001             2000
                                                                               ----             ----
Senior Secured Credit Facility:
         Term loan                                                       $      43,750    $      46,000
         Revolving line of credit                                                4,150            6,300
11-1/8% Senior Notes                                                           100,000          100,000
9 1/2% Senior Subordinated Notes                                               114,742          114,700
Capital lease obligation (Note N)                                                1,189            1,270
                                                                         -------------    -------------
                                                                               263,831          268,270
Less: Current maturities of long-term debt and capital lease                   (12,576)          (2,358)
                                                                         -------------    -------------
                                                                         $     251,255    $     265,912
                                                                         =============    =============

      SENIOR SECURED CREDIT FACILITY

The Senior Secured Credit Agreement is a $90,000 credit facility consisting of a five-year $70,000 term loan and a $20,000 revolving line of credit with a group of banks. The revolving line of credit includes a $10,000 letter of credit subfacility ($450 of letters of credit were outstanding at December 31, 2001 to support the Company's share of a loan by the joint venture in China) and a $1,000 swingline loan subfacility. During 2001, the Senior Secured Credit Facility was amended in order to modify certain financial covenants, including the Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio and Consolidated Fixed Charge Coverage Ratio. No changes to the term or amount of the Credit Facility were made. At December 31, 2001, interest on the term loan was based on the bank's LIBOR rate plus 3.25% (5.53%) and on the revolving line of credit was based on the banks' base rate plus 2.25% (7.0%). The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as 80% of eligible domestic accounts receivable plus the lesser of 50% of eligible domestic inventory and $10 million). At December 31, 2001, $15,400 was available under the Senior Secured Credit Facility (calculated by applying the borrowing base test). The Senior Secured Credit Facility requires a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. The weighted average interest rate on the Senior Secured Credit Facility for the year ended December 31, 2001, 2000 and 1999 was 7.30%, 9.71% and 7.94%.

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

The Company's wholly-owned subsidiary, Day International, Inc., has guaranteed the Senior Secured Credit Facility and the Notes. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each foreign subsidiary.

Principal payments on long-term debt for the next five years are payable as follows: $12,576 in 2002, $12,576 in 2003, $12,576 in 2004, $110,432 in 2005 and
$65 in 2006.

F.    REDEEMABLE PREFERRED STOCKS

      12 1/4% SENIOR EXCHANGEABLE PREFERRED STOCK

The Company has outstanding $55.3 million and $49.0 million (face value) of 12 1/4% Exchangeable Preferred Stock at December 31, 2001 and 2000. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On or before March 15, 2003, the Company may, at its option, pay dividends in cash or in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, dividends may be paid in cash only. After March 15, 2003, if dividends are not paid in cash for four consecutive quarters, then the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all but not less than all of the shares of the Exchangeable Preferred Stock for the Company's

12 1/4% Subordinated Exchange Debentures Due 2010 (the "Exchange Debentures"). All dividends paid have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock.

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

      18% CONVERTIBLE CUMULATIVE PREFERRED STOCK

At December 31, 2001 and 2000, the Company has outstanding $55.6 million and $47.1 million liquidation preference of 18% Convertible Cumulative Preferred Stock ("Preference Stock") with a mandatory redemption date of June 30, 2010. The Preference Stock ranks junior to the Company's 12 1/4% Senior Exchangeable Preferred Stock and ranks senior to any subsequently issued preferred stock. All dividends are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Holders of the Preference Stock are entitled to receive an annual dividend rate of 18% plus approximately 24% of the aggregate value of each dividend (if any) declared and paid on the Company's common stock. If not paid quarterly in cash, annually, accumulated and unpaid dividends are to be added to the basis of the stock. In addition, a representative of one of the holders of the Preference Stock was elected to the board of directors of the Company.

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

G.    INCOME TAXES

Significant components of deferred tax assets (liabilities) as of December 31, 2001 and 2000, are as follows:

                                                                      2001            2000
                                                                      ----            ----
Domestic:
  Current:
    Accounts receivable reserves                                $       1,166    $         771
    Inventory reserves                                                  1,307            1,086
    Other reserves                                                      2,088            1,287
    AMT credit carryforward                                               345              345
                                                                -------------    -------------
                                                                        4,906            3,489
  Long-term:
    Depreciation                                                       (5,301)          (4,545)
    Amortization                                                       (7,885)          (6,497)
    Net operating loss carryforwards                                   13,441            8,365
    Stock option compensation                                           3,308            3,308
    Other postretirement benefits                                       2,136            1,265
                                                                -------------    -------------
                                                                        5,699            1,896
                                                                -------------    -------------
Total domestic deferred tax assets                                     10,605            5,385
Foreign:
  Current:
    Inventories                                                           (74)             (41)
    Other                                                                 312              492
                                                                -------------    -------------
                                                                          238              451
  Long-term:
    Plant and equipment                                                (2,586)          (1,938)
    Pension benefits                                                      128               49
                                                                -------------    -------------
                                                                       (2,458)          (1,889)
                                                                -------------    -------------
Total foreign deferred tax liabilities                                 (2,220)          (1,438)
                                                                -------------    -------------
Net deferred tax assets (liabilities)                           $       8,385    $       3,947
                                                                =============    =============

Income tax expense (benefit) consists of the following for the years ended December 31, 2001, 2000 and 1999:

                                                             2001              2000             1999
                                                             ----              ----             ----
Current:
  Domestic:
    State and local                                     $        185      $          7     $        143
    Foreign                                                    7,552             4,895            2,492
                                                        ------------      ------------     ------------
                                                               7,737             4,902            2,635
Deferred:
  Domestic:
    Federal                                                   (3,659)             (566)            (187)
    State and local                                             (576)              (91)             (85)
    Foreign                                                     (752)              405             (342)
                                                        ------------      ------------     ------------
                                                              (4,987)             (252)            (614)
                                                        ------------      ------------     ------------
                                                        $      2,750      $      4,650     $      2,021
                                                        ============      ============     ============

The income tax (benefit) expense differs from the statutory rate for the years ended December 31, 2001, 2000 and 1999, as a result of the following:

                                                                                  2001             2000            1999
                                                                                  ----             ----            ----
Tax provision (benefit) at the federal statutory rate                      $        (801)    $       3,928    $       1,452
Foreign tax rate differential                                                      2,356               261              112
State and local taxes, net of federal
  income tax effect                                                                 (408)             (126)               3
Foreign source income taxable in the United States                                 2,321
Non-deductible expenses                                                              398               375              491
Other                                                                             (1,116)              212              (37)
                                                                           -------------     -------------    -------------
                                                                           $       2,750     $       4,650    $       2,021
                                                                           =============     =============    =============

Other tax benefit for 2001 in the table above consists primarily of the release of tax reserves.

Income (loss) before income taxes includes $13,069, $14,441 and $5,996 of income from international operations for the years ended December 31, 2001, 2000 and 1999. Day has not provided deferred taxes on the undistributed earnings of foreign subsidiaries because the earnings are deemed permanently reinvested. The unrecognized deferred tax liability on these earnings is not considered material. The Company has domestic net operating loss carryforwards of approximately $40 million expiring from 2006 through 2021.

H.    BUSINESS SEGMENTS

The Company produces precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and consumable fiber handling products for the textile industry. The Image Transfer segment designs, manufactures and markets high-quality printing blankets and sleeves, pressroom chemicals and automatic dampening systems used primarily in the offset and flexographic printing industries. The Textile Products segment manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. In 2001 the Company combined its former Image Transfer and Varn segments into one business segment. This occurred to focus the senior management of the two separate product lines on the realization of synergies between the two product lines.

The accounting policies of the segments are the same as those described in Note B-Significant Accounting Policies. Segment performance is evaluated based on operating profit results compared to the annual operating plan. Intersegment sales and transfers are not material.

The Company manages the two segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies.


                                                      2001              2000             1999
                                                      ----              ----             ----
Third party sales:
  Image Transfer                                $     202,892     $     223,068    $     162,726
  Textile Products                                     51,254            57,505           35,692
                                                -------------     -------------    -------------
Total                                           $     254,146     $     280,573    $     198,418
                                                =============     =============    =============

Segment operating profit:
  Image Transfer                                $      30,860     $      49,099    $      42,507
  Textile Products                                      5,741             7,755            1,208
                                                -------------     -------------    -------------
Total                                           $      36,601     $      56,854    $      43,715
                                                =============     =============    =============

Depreciation and amortization:
  Image Transfer                                $       4,951     $       4,616    $       3,923
  Textile Products                                      1,609             1,627            1,316
                                                -------------     -------------    -------------
Total                                           $       6,560     $       6,243    $       5,239
                                                =============     =============    =============

Assets:
  Image Transfer                                $     106,785     $     112,039    $      98,906
  Textile Products                                     30,039            30,380           29,908
                                                -------------     -------------    -------------
Total                                           $     136,824     $     142,419    $     128,814
                                                =============     =============    =============

Capital expenditures:
  Image Transfer                                $       9,171     $       8,547    $       4,832
  Textile Products                                      3,812             1,777            1,104
                                                -------------     -------------    -------------
Total                                           $      12,983     $      10,324    $       5,936
                                                =============     =============    =============

The following is a reconciliation of the items reported above to the amounts reported in the consolidated financial statements:

                                                                                 2001              2000             1999
                                                                                 ----              ----             ----
Operating profit:
Segment operating profit                                                   $      36,601     $      56,854    $      43,715
APB #16 depreciation and amortization                                             (3,922)           (4,233)          (4,366)
Non-allocated corporate expenses                                                    (524)             (537)            (639)
Amortization of intangibles                                                       (4,451)           (4,470)          (3,821)
Amortization of inventory write-up to fair market value                                                                (949)
Management fees                                                                   (1,042)           (1,100)          (1,079)
                                                                           -------------     -------------    -------------
         Total operating profit                                            $      26,662     $      46,514    $      32,861
                                                                           =============     =============    =============

Depreciation and amortization:
Segment depreciation and amortization                                      $       6,560     $       6,243    $       5,239
Amortization of intangibles                                                        4,451             4,470            3,821
APB #16 depreciation and amortization                                              3,922             4,233            4,366
Amortization of inventory write-up to fair market value                                                                 949
Amortization of deferred financing fees                                            2,347             2,305            2,370
                                                                           -------------     -------------    -------------
         Total depreciation and amortization                               $      17,280     $      17,251    $      16,745
                                                                           =============     =============    =============

Assets:
Segment assets                                                             $     136,824     $     142,419    $     128,814
APB #16 Adjustment                                                                 7,731             8,417           12,635
Goodwill and other intangibles                                                   157,888           169,048          178,088
Deferred tax assets                                                               10,980             5,836            4,964
Cash and other assets at corporate offices                                           581             1,772            7,003
                                                                           -------------     -------------    -------------
         Total assets                                                      $     314,004     $     327,492    $     331,504
                                                                           =============     =============    =============

Net sales for the years ended December 31, 2001, 2000 and 1999, and long-lived assets as of December 31, 2001, 2000 and 1999, by geographic area are as follows:

                                                    2001              2000             1999
                                                    ----              ----             ----
Net sales:
United States                                 $     135,609     $     159,744    $     118,901

Germany                                              61,288            63,343           32,518
United Kingdom                                       25,184            27,508           22,569
Other international                                  47,463            46,356           33,542
                                              -------------     -------------    -------------
         Total international                        133,935           137,207           88,629

Interarea                                           (15,398)          (16,378)          (9,112)
                                              -------------     -------------    -------------
                                              $     254,146     $     280,573    $     198,418
                                              =============     =============    =============

Long-lived assets:
United States                                 $     175,618     $     186,200    $     193,211

Germany                                              20,506            19,294           21,582
United Kingdom                                       22,313            20,997           20,741
Other international                                  11,667            12,041           12,293
                                              -------------     -------------    -------------
         Total international                         54,486            52,332           54,616
                                              -------------     -------------    -------------
                                              $     230,104     $     238,532    $     247,827
                                              =============     =============    =============

Sales between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit.

I.    RELATED PARTY TRANSACTIONS

In accordance with a management services agreement, the Company is required to pay GSC Partners and SGCP, the controlling shareholders of Day, an annual management fee of $1.0 million plus expenses, payable semi-annually.

J.    STOCKHOLDERS' EQUITY AND STOCK BASED COMPENSATION PLAN

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

As of December 31, 2001, 6,981 options have been granted (of which 664 are exercisable) under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 6,281 expire in 2007; 250 expire in 2008; 100 expire in 2009; and 350 expire in 2010.

DAY STOCK OPTION PLAN

Certain employees hold options that were previously granted under the Day International Group, Inc. Stock Option Plan (the "Day Option Plan"). In 1998, all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options of $8,585 was recorded in 1998 and is included in other long-term liabilities at December 31, 2001 and 2000. As of December 31, 2001, 2,462.5 options have been granted under the Day Option Plan with an exercise price of $1,000 a share and 310 options have been granted with an exercise price of $1,200 a share. The options expire as follows: 2,387.5 expire in 2005; 75 expire in 2006; and 310 expire in 2007.

The following table summarizes activity in the Company's stock option plans:

                                                      2001                         2000                          1999
                                               --------------------        ----------------------        --------------------
                                                          EXERCISE                      EXERCISE                   EXERCISE
                                               SHARES      PRICE           SHARES        PRICE           SHARES      PRICE
                                               ------    ----------        ------      ----------        ------    ----------
Outstanding at beginning of year                9,404    $    3,143         9,404      $    3,143         9,054    $    3,109
Granted                                           350         4,030           100           4,030           350         4,030
Canceled                                                                     (100)          4,030
                                                -----                       -----                         -----
Outstanding at end of year                      9,754         3,151         9,404           3,143         9,404         3,143
                                                -----                       -----                         -----
Exercisable at end of year                      3,436         1,603         3,176           1,405         2,976         1,223
                                                =====                       =====                         =====
Weighted-average fair value
  of options granted during
  the year using the Black-Scholes
  options-pricing model                                  $    1,446                    $    1,663                  $    1,860
                                                         ==========                    ==========                  ==========
Weighted-average assumptions used for grants:
  Expected dividend yield                                0%                            0%                          0%
  Expected life of options                               9 years                       9 years                     9 years
  Risk-free interest rate                                5%                            6%                          7%

Warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share were granted in 1998 to one of the Board members as compensation for services as a director. These warrants vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. In 2000, additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share were granted to each of two Board members for their services. These warrants vest one-quarter on the grant date and on the first anniversary of the grant and the remainder on the second anniversary.

The Company measures compensation cost for stock options issued to employees and warrants issued to directors using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs been determined based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings would have been reduced by $945 in 2001, $1,061 in 2000 and $962 in 1999.

K.    RETIREMENT PLANS

The Company has defined benefit plans covering certain associates of its foreign subsidiaries. Benefits under these plans are based primarily on years of service and qualifying compensation during the final years of employment. Plan assets include marketable equity securities. The Company's funding policy complies with the requirements of local laws and regulations. During 2001, the Company froze the benefits under the UK Pension plan and settled a portion of the obligation by transferring the benefits of active associates to a defined contribution plan.

In conjunction with the TPO acquisition, the Company entered into a Promise to Pay agreement with Armstrong for the unfunded pension obligation of TPO's Germany subsidiary in which Armstrong agreed to pay the portion of any pension obligations which the associates earned prior to the date of the acquisition. At December 31, 2001, a receivable of $1.3 million has been recorded for the estimated portion of the pension obligation that is Armstrong's responsibility.

Day also sponsors defined contribution plans for certain associates, which provide for Company contributions of a specified percentage of each associate's total compensation.

The funded status of the Company's defined benefit plans at December 31, 2001 and 2000, is as follows:

                                                                        2001             2000
                                                                        ----             ----
Change in benefit obligation:
Benefit obligation at beginning of year                           $      16,545    $      16,170
Service cost                                                                286              689
Interest cost                                                               912              926
Plan participant contributions                                               35              196
Actuarial (gains) losses                                                   (396)             414
Curtailment gain                                                           (703)
Transfer to defined contribution plan                                    (3,733)
Benefits paid                                                              (592)            (664)
Foreign currency exchange impact                                           (439)          (1,186)
                                                                  -------------    -------------
Benefit obligation at end of year                                        11,915           16,545
                                                                  -------------    -------------

Change in plan assets:
Fair value of plan assets at the beginning of the year                   12,193           14,273
Actual return on plan assets                                               (980)            (954)
Employer contribution                                                       873              406
Plan participant contributions                                               35              196
Transfer to defined contribution plan                                    (3,733)
Benefits paid                                                              (592)            (664)
Foreign currency exchange impact                                           (217)          (1,064)
                                                                  -------------    -------------
Fair value of plan assets at end of year                                  7,579           12,193
                                                                  -------------    -------------

Funded status                                                            (4,336)          (4,352)
Unrecognized net actuarial (gain) loss                                    1,952            1,809
Additional minimum liability                                             (1,702)
                                                                  -------------    -------------
(Accrued) pension costs                                           $      (4,086)   $      (2,543)
                                                                  =============    =============

The projected benefit obligation was determined using an assumed discount rate of 6.0% in 2001 and 2000, and an assumed long-term rate of increase in compensation of 4.5% in 2001 and 2000. The assumed long-term rate of return on plan assets was 8.0% in 2001 and 2000.

A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                              2001              2000             1999
                                                              ----              ----             ----
Defined benefit plans:
    Service cost                                        $         286     $         689    $         688
    Interest cost                                                 912               926              749
    Expected return on plan assets                               (944)           (1,080)            (890)
    Net amortization                                               14                 8                8
    Settlement loss                                               621
                                                        -------------     -------------    -------------
Net periodic pension cost                                         889               543              555
Defined contribution plans                                      1,457             2,782            1,253
                                                        -------------     -------------    -------------
Total pension expense                                   $       2,346     $       3,325    $       1,808
                                                        =============     =============    =============

L.    OTHER POSTRETIREMENT BENEFITS

Day provides certain contributory postretirement health care and life insurance benefits for certain U.S. associates. Those associates may become eligible for these postretirement benefits if they retire on or after age 55 with at least ten years of service.

The status of Day's unfunded plan at December 31, 2001 and 2000, is as follows:

                                                                  2001             2000
                                                                  ----             ----
Change in benefit obligation:
Benefit obligation at beginning of year                     $       9,308    $       6,372
Service cost                                                          618              452
Interest cost                                                         746              589
Actuarial (gains) losses                                               44            1,015
Liability recognized - acquisitions                                                  1,058
Benefits paid                                                        (214)            (178)
                                                            -------------    -------------
Benefit obligation at end of year                                  10,502            9,308

Unrecognized net actuarial gain (loss)                               (942)            (923)
                                                            -------------    -------------
Accrued postretirement benefit obligation                   $       9,560    $       8,385
                                                            =============    =============

The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost rate trend) is assumed to be 9.5% and decreasing gradually to 5.0% in 2011 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $1,712 at December 31, 2001, and the interest and service cost would have been $271 higher for the year ended December 31, 2001. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $1,589 at December 31, 2001, and the interest and service cost would have been $248 lower for the year ended December 31, 2001.

A discount rate of 7.25% and 7.5% was used in determining the accumulated obligation as of December 31, 2001 and 2000.

Net periodic postretirement benefit costs include the following components for the years ended December 31, 2001, 2000 and 1999:

                                                               2001              2000             1999
                                                               ----              ----             ----
Service cost                                              $         618     $         452    $         378
Interest cost                                                       746               589              409
Actuarial loss recognized                                             7                                  2
                                                          -------------     -------------    -------------
Net periodic postretirement benefit costs                 $       1,371     $       1,041    $         789
                                                          =============     =============    =============

M.    RESTRUCTURING COSTS

As announced in the first quarter of 2001, the Company has consolidated its U.S. Textile Products operations into its Greenville, South Carolina, facility. The relocation will be completed in early 2002. A pre-tax charge of $933 has been recorded in 2001 for relocation of machinery and equipment and severance and termination costs for 59 associates in 2001. As of December 31, 2001, 45 associates have been severed. Additional charges of approximately $0.1 million will be recorded in 2002 as final relocation costs are incurred.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. Improvements in productivity at other Transfer Media facilities will allow these locations to absorb this additional volume. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. The Company intends to sell the land and building in 2002.

Also during the fourth quarter of 2001, the Company completed plans to relocate its Pressroom Chemicals German sales office into other existing facilities and the U.S. sales and administrative functions from Oakland, New Jersey to other U.S. locations. A pre-tax charge of $988 was recorded for severance costs for 21 associates, costs for closing the offices and loss on the sale of fixed assets.

Below is a summary of the restructuring charges in 2001:

                                                    TEXTILE             IMAGE
                                                    PRODUCTS            TRANSFER
                                                    --------            --------
Severance cost                                      $         500       $         975
Facility shutdown                                                                 769
Relocation and other costs incurred                           433                  49
Write-off of assets                                                             2,205
                                                    -------------       -------------
 Total                                              $         933       $       3,998
                                                    =============       =============

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2001:

                                                                    TEXTILE          IMAGE
                                                                    PRODUCTS         TRANSFER
                                                                    --------         --------
Severance and facility shutdown restructuring charge                $         500    $       1,744
Charges against the reserve for:
         Severance costs                                                     (108)             (79)
         Facility shutdown                                                                    (157)
                                                                    -------------    -------------
 Balance at December 31, 2001                                       $         392    $       1,508
                                                                    =============    =============

As a result of the TPO acquisition, the Company ceased its textile manufacturing operations in Dundee, Scotland, as of March 31, 2000, and moved the production to other textile manufacturing facilities. In addition, the Company consolidated its customer service and sales offices in the U.S., Germany and Italy. As a result, a pre-tax restructuring charge of $1,361 was recorded in 1999, which was used as intended in 2000.

N.    COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

The Company leases a building in Germany under a capital lease. Property under this capital lease is included in property, plant and equipment at December 31, 2001 and 2000, as follows:

                                                         2001              2000
                                                         ----              ----
Land and buildings                                  $       1,238    $       1,308
Less - Accumulated depreciation                               (84)             (55)
                                                    -------------    -------------
                                                    $       1,154    $       1,253
                                                    =============    =============

The Company also leases certain warehouses, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 2001, 2000 and 1999 was $1,949, $1,873 and $962.
The following is a schedule by year of future annual minimum lease payments under leases as of December 31, 2001:

                                                                     CAPITAL        OPERATING
                                                                       LEASE           LEASES
                                                                       -----           ------
         2002                                                  $         128    $       1,545
         2003                                                            128              889
         2004                                                            128              553
         2005                                                            128              418
         2006                                                            128              393
         Thereafter                                                      891              864
                                                               -------------    -------------
                                                                       1,531    $       4,662
                                                                                =============
         Less - Amount representing interest                            (342)
                                                               -------------
         Present value of minimum lease
            payments (including current portion of $65)        $       1,189
                                                               =============

      CONTINGENCIES

There are currently no environmental claims against the Company for the costs of environmental remediation measures taken or to be taken. The Company is operating under a consent decree related to its Michigan manufacturing facility for environmental matters that occurred prior to the acquisition by American Industrial Partners in 1995. Independent environmental consultants have assessed the environmental matters. Based on this assessment and management's best estimates of the liability associated with these matters, reserves for such liabilities have been established and no insurance recoveries have been anticipated in determining the reserves. A previous owner, PolyOne, has agreed to indemnify the Company for certain costs associated with these matters. At December 31, 2001, a $359 indemnification receivable is recorded. Management believes that this receivable is fully realizable. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the operations, financial position or cash flows of the Company.

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

O.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." These statements will not require amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of the goodwill and intangible assets will be required. These Statements will be adopted as of January 1, 2002. As of January 1, 2002, the Company will cease recording amortization of goodwill of approximately $3.7 million per year and will recognize pre-tax income of $1.0 million for the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition. The Company has until June 30, 2002, to complete the initial review of the recoverability of goodwill. If any impairment of goodwill is indicated, the Company has until December 31, 2002, to recognize the impairment. The Company is still evaluating the Statement and does not know what impact it will have on the results of operations or financial position. The Company does not believe that there will be any impact on cash flows from adopting these Statements.

P.    SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000 of 11-1/8% Senior Notes and $115,000 of
9 1/2% Senior Subordinated Notes (collectively, the "Notes"). Day International, Inc. ("Day International" or

"Guarantor") is a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of Day and Day International, other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non guarantor subsidiaries. Intercompany notes are in place that effectively transfers the interest expense from Day to Day International, Inc. The following are the supplemental consolidating condensed balance sheets as of December 31, 2001 and 2000, the supplemental consolidating condensed statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2001


                                                      DAY           DAY INTER-
                                                     INTER-          NATIONAL             NON
                                                    NATIONAL           INC.            GUARANTOR
                                                   GROUP, INC.     (GUARANTOR)        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------     -----------        ------------     ------------     ------------
ASSETS
Cash and cash equivalents                          $       702      $      (702)      $       609      $                $       609
Accounts receivable - net                                                12,029            17,095                            29,124
Inventories                                                              20,687            13,589                            34,276
Other assets                                                              5,322             4,152                             9,474
                                                   -----------      -----------       -----------      -----------      -----------
         TOTAL CURRENT ASSETS                              702           37,336            35,445                            73,483
Intercompany                                           262,642          (13,228)           13,228         (262,642)
Property, plant and equipment - net                                      48,940            23,276                            72,216
Investment in subsidiaries                             (49,142)          31,138            (5,719)          23,723
Intangible and other assets                                             155,033            13,272                           168,305
                                                   -----------      -----------       -----------      -----------      -----------
         TOTAL ASSETS                              $   214,202      $   259,219       $    79,502      $  (238,919)     $   314,004
                                                   ===========      ===========       ===========      ===========      ===========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                   $                $     3,373       $     3,315      $                $     6,688
Current maturities of long-term debt                    12,511                                 65                            12,576
Accrued associate related costs and
  other expenses                                         4,512            7,606            12,067                            24,185
                                                   -----------      -----------       -----------      -----------      -----------
         TOTAL CURRENT LIABILITIES                      17,023           10,979            15,447                            43,449
Intercompany                                           (46,388)         307,813            14,862         (276,287)
Long-term and subordinated long-term
  debt                                                 250,131                              1,124                           251,255
Other long-term liabilities                                              17,837             8,027                            25,864
Redeemable preferred stock                             109,354                                                              109,354
Total stockholders' equity (deficit)                  (115,918)         (77,410)           40,042           37,368         (115,918)
                                                   -----------      -----------       -----------      -----------      -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                   $   214,202      $   259,219       $    79,502      $  (238,919)     $   314,004
                                                   ===========      ===========       ===========      ===========      ===========

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000


                                                      DAY            DAY INTER-
                                                     INTER-           NATIONAL            NON
                                                    NATIONAL            INC.           GUARANTOR
                                                   GROUP, INC.      (GUARANTOR)       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------       ------------     ------------     ------------
ASSETS
Cash and cash equivalents                          $       590      $      (590)      $       922      $                $       922
Accounts receivable -- net                                               17,067            18,434                            35,501
Inventories                                                              22,306            13,294                            35,600
Other assets                                                              3,488             5,223                             8,711
                                                   -----------      -----------       -----------      -----------      -----------
         TOTAL CURRENT ASSETS                              590           42,271            37,873                            80,734
Intercompany                                           267,000                                            (267,000)
Property, plant and equipment -- net                                     47,229            22,255                            69,484
Investment in subsidiaries                             (44,062)          31,585            (5,752)          18,229
Intangible and other assets                                             161,489            15,785                           177,274
                                                   -----------      -----------       -----------      -----------      -----------
         TOTAL ASSETS                              $   223,528      $   282,574       $    70,161      $  (248,771)     $   327,492
                                                   ===========      ===========       ===========      ===========      ===========
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                   $                $     4,135       $     4,025      $                $     8,160
Current maturities of long-term debt                     2,211                                147                             2,358
Accrued associate related costs and
  other expenses                                         4,251           11,830            11,183                            27,264
                                                   -----------      -----------       -----------      -----------      -----------
         TOTAL CURRENT LIABILITIES                       6,462           15,965            15,355                            37,782
Intercompany                                           (47,676)         313,763             9,252         (275,339)
Long-term and subordinated long-term
  debt                                                 264,789                              1,123                           265,912
Other long-term liabilities                                              16,561             7,284                            23,845
Redeemable preferred stock                              94,396                                                               94,396
Total stockholders' equity (deficit)                   (94,443)         (63,715)           37,147           26,568          (94,443)
                                                   -----------      -----------       -----------      -----------      -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                   $   223,528      $   282,574       $    70,161      $  (248,771)     $   327,492
                                                   ===========      ===========       ===========      ===========      ===========

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001


                                                      DAY            DAY INTER-
                                                     INTER-           NATIONAL            NON
                                                    NATIONAL            INC.           GUARANTOR
                                                   GROUP, INC.      (GUARANTOR)       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------       ------------     ------------     ------------
Net sales                                          $                $   151,048       $   103,098      $                $   254,146
Cost of goods sold                                                       97,868            65,119                           162,987
                                                   -----------      -----------       -----------      -----------      -----------
         Gross profit                                                    53,180            37,979                            91,159
Selling, general and administrative                         52           34,120            19,901                            54,073
Restructuring costs                                                       4,554               377                             4,931
Amortization of intangibles                                               4,104               347                             4,451
Management fees                                                           1,042                                               1,042
                                                   -----------      -----------       -----------      -----------      -----------
         Operating income (loss)                           (52)           9,360            17,354                            26,662
Other expenses (income):
  Equity in (earnings) loss of subsidiaries              5,080           (6,269)                             1,189
  Interest expense                                                       28,336                83                            28,419
  Other (income) expense                                    (6)          (3,595)            4,202                               601
                                                   -----------      -----------       -----------      -----------      -----------
         Income (loss) before income taxes              (5,126)          (9,112)           13,069           (1,189)          (2,358)
Income taxes (benefit)                                     (18)          (4,032)            6,800                             2,750
                                                   -----------      -----------       -----------      -----------      -----------

         Net income (loss)                         $    (5,108)     $    (5,080)      $     6,269      $    (1,189)     $    (5,108)
                                                   ===========      ===========       ===========      ===========      ===========

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000


                                                      DAY            DAY INTER-
                                                     INTER-           NATIONAL            NON
                                                    NATIONAL            INC.           GUARANTOR
                                                   GROUP, INC.      (GUARANTOR)       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------       ------------     ------------     ------------
Net sales                                          $                $   177,361       $   103,212      $                $   280,573
Cost of goods sold                                                      108,356            62,661                           171,017
                                                   -----------      -----------       -----------      -----------      -----------
         Gross profit                                                    69,005            40,551                           109,556
Selling, general and administrative                         36           35,929            21,507                            57,472
Amortization of intangibles                                               3,743               727                             4,470
Management fees                                                           1,100                                               1,100
                                                   -----------      -----------       -----------      -----------      -----------
         Operating income (loss)                           (36)          28,233            18,317                            46,514
Other expenses (income):
  Equity in (earnings) of subsidiaries                  (6,916)          (9,141)                            16,057
  Interest expense                                           1           30,172               184                            30,357
  Other (income) expense                                   (14)             927             3,692                             4,605
                                                   -----------      -----------       -----------      -----------      -----------
         Income before income taxes                      6,893            6,275            14,441          (16,057)          11,552
Income taxes (benefit)                                      (9)            (641)            5,300                             4,650
                                                   -----------      -----------       -----------      -----------      -----------

         Net income                                $     6,902      $     6,916       $     9,141      $   (16,057)     $     6,902
                                                   ===========      ===========       ===========      ===========      ===========

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999


                                                      DAY            DAY INTER-
                                                     INTER-           NATIONAL            NON
                                                    NATIONAL            INC.           GUARANTOR
                                                   GROUP, INC.      (GUARANTOR)       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------       ------------     ------------     ------------
Net sales                                          $                $   135,868       $    62,550      $                $   198,418
Cost of goods sold                                                       81,600            41,736                           123,336
                                                   -----------      -----------       -----------      -----------      -----------
         Gross profit                                                    54,268            20,814                            75,082
Selling, general and administrative                         14           23,519            12,427                            35,960
Restructuring costs                                                                         1,361                             1,361
Amortization of intangibles                                               3,776                45                             3,821
Management fees                                                           1,079                                               1,079
                                                   -----------      -----------       -----------      -----------      -----------
         Operating income (loss)                           (14)          25,894             6,981                            32,861
Other expenses (income):
Equity in (earnings) of subsidiaries                    (1,391)          (3,556)                             4,947
Interest expense                                                         28,085                                              28,085
Other (income) expense                                     (18)            (753)            1,275                               504
                                                   -----------      -----------       -----------      -----------      -----------
         Income before income taxes
             and extraordinary items                     1,395            2,118             5,706           (4,947)           4,272
Income taxes (benefit)                                       1             (130)            2,150                             2,021
                                                   -----------      -----------       -----------      -----------      -----------
         Income (loss) before
             extraordinary items                         1,394            2,248             3,556           (4,947)           2,251
Extraordinary losses on early
    extinguishment of debt                                                  857                                                 857
                                                   -----------      -----------       -----------      -----------      -----------
         Net income                                $     1,394      $     1,391       $     3,556      $    (4,947)     $     1,394
                                                   ===========      ===========       ===========      ===========      ===========

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001


                                                      DAY            DAY INTER-
                                                     INTER-           NATIONAL            NON
                                                    NATIONAL            INC.           GUARANTOR
                                                   GROUP, INC.      (GUARANTOR)       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------       ------------     ------------     ------------
Operating Activities:
Net income (loss)                                  $    (5,108)     $    (5,080)      $     6,269      $    (1,189)     $    (5,108)
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
  Depreciation and amortization                                          14,830             2,450                            17,280
  Equity in (earnings) loss of subsidiaries              5,080           (6,269)                             1,189
  Deferred income taxes and other                                        (4,044)            1,381                            (2,663)
  Foreign currency loss                                                     381               330                               711
  Loss on disposal of fixed assets                                        2,126                79                             2,205
  Changes in operating assets and liabilities              262             (308)            5,247                             5,201
                                                   -----------      -----------       -----------      ------------     ------------
         Net cash provided by
           operating activities                            234            1,636            15,756                            17,626

Investing Activities:
Capital expenditures                                                     (8,952)           (4,031)                          (12,983)
                                                   -----------      -----------       -----------      ------------     ------------
         Net cash used in investing activities                           (8,952)           (4,031)                          (12,983)

Financing Activities:
Payment of deferred financing fees                        (249)                                                                (249)
Payment of long term debt                               (2,250)                               (12)                           (2,262)
Net payments on revolving credit facility               (2,150)                                                              (2,150)
                                                   -----------      -----------       -----------      ------------     ------------
         Net cash (used in)
           financing activities                         (4,649)                               (12)                           (4,661)

Intercompany transfers and dividends                     4,527            7,204           (11,731)
Effects of exchange rates on cash                                                            (295)                             (295)
                                                   -----------      -----------       -----------      ------------     ------------
Net increase (decrease) in cash and
  cash equivalents                                         112             (112)             (313)                             (313)
Cash and cash equivalents at
  beginning of period                                      590             (590)              922                               922
                                                   -----------      -----------       -----------      ------------     ------------

Cash and cash equivalents at end of period         $       702      $      (702)      $       609      $                $       609
                                                   ===========      ===========       ===========      ============     ============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000


                                                      DAY            DAY INTER-
                                                     INTER-           NATIONAL            NON
                                                    NATIONAL            INC.           GUARANTOR
                                                   GROUP, INC.      (GUARANTOR)       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------       ------------     ------------     ------------
Operating Activities:
Net income                                         $     6,902      $     6,916       $     9,141      $   (16,057)     $     6,902
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                          14,616             2,635                            17,251
  Equity in (earnings) of subsidiaries                  (6,916)          (9,141)                            16,057
  Deferred income taxes and other                                          (889)              161                              (728)
  Foreign currency loss                                                                     2,425                             2,425
  Changes in operating assets and liabilities             (381)          (8,487)            7,474                            (1,394)
                                                   -----------      -----------       -----------      -----------      -----------
         Net cash provided by (used in)
           operating activities                           (395)           3,015            21,836                            24,456

Investing Activities:
Cash paid for acquisitions                                               (2,329)                                             (2,329)
Capital expenditures                                                     (5,338)           (4,986)                          (10,324)
Other                                                                                         742                               742
                                                   -----------      -----------       -----------      -----------      -----------
         Net cash used in investing activities                           (7,667)           (4,244)                          (11,911)

Financing Activities:
Payments on term loans                                 (12,250)                              (212)                          (12,462)
Net borrowings on revolving credit facility                800                                                                  800
                                                   -----------      -----------       -----------      -----------      -----------
         Net cash provided by (used in)
           financing activities                        (11,450)                              (212)                          (11,662)

Intercompany transfers and dividends                    12,058            5,835           (17,893)
Effects of exchange rates on cash                                                            (469)                             (469)
                                                   -----------      -----------       -----------      -----------      -----------

Net increase (decrease) in cash and
  cash equivalents                                         213            1,183              (982)                              414
Cash and cash equivalents at
  beginning of period                                      377           (1,773)            1,904                               508
                                                   -----------      -----------       -----------      -----------      -----------

Cash and cash equivalents at end of period         $       590      $      (590)      $       922      $                $       922
                                                   ===========      ===========       ===========      ===========      ===========

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999


                                                      DAY            DAY INTER-
                                                     INTER-           NATIONAL            NON
                                                    NATIONAL            INC.           GUARANTOR
                                                   GROUP, INC.      (GUARANTOR)       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------       ------------     ------------     ------------
Operating Activities:
Net income (loss)                                  $     1,394      $     1,391       $      3,556     $     (4,947)    $     1,394
  Adjustments to reconcile net
    income (loss) to net cash provided by
    (used in) operating activities:
  Extraordinary loss on early
     extinguishment of debt                                871                                                                  871
  Depreciation and amortization                                          14,027              2,718                           16,745
  Equity in (earnings) of subsidiaries                  (1,391)          (3,556)                              4,947
  Deferred income taxes and other                                           (65)              (611)                            (676)
  Changes in operating assets and liabilities              296             (421)               452                              327
                                                   -----------      -----------       ------------     ------------     ------------
         Net cash provided by (used in)
           operating activities                          1,170           11,376              6,115                           18,661

Investing Activities:
Cash paid for acquisition                              (74,039)                                                             (74,039)
Capital expenditures                                                     (3,762)            (2,174)                          (5,936)
                                                   -----------      -----------       ------------     ------------     ------------
         Net cash used in investing activities         (74,039)          (3,762)            (2,174)                         (79,975)

Financing Activities:
Proceeds from issuance of convertible
   preferred stock                                      38,264                                                               38,264
Proceeds from issuance of term loans                    24,469                                                               24,469
Payment of deferred financing fees                      (1,639)                                                              (1,639)
Net payments on credit facilities                       (3,515)                                                              (3,515)
                                                   -----------      -----------       ------------     ------------     ------------
         Net cash provided by (used in)
            financing activities                        57,579                                                               57,579

Intercompany transfers and dividends                    12,411           (8,432)            (3,979)
Effects of exchange rates on cash                                                             (519)                            (519)
                                                   -----------      -----------       ------------     ------------     ------------

Net increase (decrease) in cash and
  cash equivalents                                      (2,879)            (818)              (557)                          (4,254)
Cash and cash equivalents at
  beginning of period                                    3,256             (955)             2,461                            4,762
                                                   -----------      -----------       ------------     ------------     ------------

Cash and cash equivalents at end of period         $       377      $    (1,773)      $      1,904     $                $       508
                                                   ===========      ===========       ============     ============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and a brief account of the business experience of each person who is a director or executive officer of the Company.


NAME                                     AGE                       POSITION
----                                     ---                       --------
William C. Ferguson                       71         Chairman of the Board
Dennis R. Wolters                         55         Chief Executive Officer, President and Director
Dwaine R. Brooks                          59         Vice President, Human Resources and Assistant Secretary
Mario Busshoff                            30         Senior Vice President and Managing Director, Rotec
David B. Freimuth                         49         Senior Vice President, General Manager, Textile Products
Dermot Healy                              47         Managing Director, Europe
Thomas J. Koenig                          41         Vice President and Chief Financial Officer
Stephen P. Noe                            45         Senior Vice President, General Manager, Transfer Media
Arthur C. Riley                           63         Senior Vice President and Managing Director, Pacific Rim
Arthur H. Rogove                          56         Vice President, Technology
Steven R. Wilson                          49         President, Varn
Carl J. Crosetto                          53         Director
Matthew C. Kaufman                        31         Director
Colin Raymond                             31         Director

William C. Ferguson has been a director since 1998. He retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. Mr. Ferguson is also a member of the Advisory Board of GSC Partners.

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

Mario Busshoff was named Senior Vice President and Managing Director, Rotec in July 2001. From 1999 through June 2001 he served as Managing Director, Rotec. Prior to that he was Vice President, Sales, Marketing and Technology for Rotec Hulsensysteme GmbH.

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

Stephen P. Noe was named Senior Vice President, General Manager, Transfer Media in July 2001. From January 2001 through June 2001 he was Senior Vice President, Marketing & Sales, Transfer Media. Prior to joining Day, he was a Principal at CSC Consulting in the Emerging Markets Practice and a Business Director at FMC Corporation.

Arthur C. Riley was named Senior Vice President and Managing Director, Pacific Rim, in July 2001. Prior to that he was Managing Director, Varn International.

Arthur H. Rogove has been Vice President, Technology Image Transfer since April 2001. Prior to that he was Director of Technology at the Performance Plastics Division of St. Gobain Corporation (formerly the Furon Corporation) from January 1996 to March 2001.

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

Matthew C. Kaufman has been a director since 2000. He is a Managing Director with GSC Partners. He joined GSC Partners in 1997. Mr. Kaufman was previously Director of Corporate Finance with NextWave Telecom, Inc. He is also chairman of the Board of Pacific Aerospace & Electronics, Inc. and a director of Globecom Interactive Inc., Waddington North America, Inc. and Woods Equipment Company.

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

As compensation for his services as director, in 1998, Mr. Ferguson received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share. The warrants vest in four equal installments, first on the grant date and then on each of the first three anniversaries thereof. On January 18, 2000, Mr. Ferguson received additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share. As compensation for his services as director, Mr. Crosetto also received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share on January 18, 2000. The warrants vest in one-quarter on the grant date, one-quarter on the first anniversary of the grant date and the remainder on the second anniversary. None of the other directors will receive any compensation for their services as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for 2001, 2000 and 1999 for Mr. Wolters and the four other most highly compensated executive officers of the Company at the end of 2001.


                                                                                 LONG TERM COMPENSATION
                                                                             ------------------------------
                                                         ANNUAL                AWARDS
                                                      COMPENSATION           SECURITIES
NAME AND                                           -------------------       UNDERLYING         ALL OTHER
PRINCIPAL POSITION                   YEAR          SALARY        BONUS        OPTIONS(#)       COMPENSATION
------------------                   ----          ------        -----       -----------       ------------
Dennis R. Wolters,                   2001         $250,000      $207,545              0        $     17,664(a)
 President and                       2000          239,735             0              0               7,798
 Chief Executive                     1999          215,000        80,000              0              26,662
 Officer

Arthur C. Riley,                     2001          234,739       155,628              0              32,281(b)
 Senior Vice President and           2000          233,723       136,503              0              33,219
 Managing Director,                  1999          252,147       145,656              0              33,271
 Pacific Rim

David B. Freimuth,                   2001          160,000       138,106              0              15,571(c)
 Senior Vice President,              2000          150,000             0              0              19,247
 Textile Products                    1999          120,750        22,000              0               5,673

Steven R. Wilson,                    2001          175,000        54,981              0              10,512(d)
 President, Varn                     2000          175,000             0              0              45,685
                                     1999           12,788             0            250                   0

Dermot Healy,                        2001          137,435        75,818              0              39,720(e)
 Managing Director, Europe           2000          131,953             0              0              39,527
                                     1999          140,801        67,853              0              39,193

(a) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($11,475), premiums for group term life insurance ($3,668) and automobile allowance ($2,521).

(b) Represents company contributions to a UK benefit plan ($14,050) and automobile allowance ($18,231).

(c) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($10,912), premiums for group term life insurance ($863) and automobile allowance ($3,796).

(d) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($3,506) and premiums for group term life insurance ($626) and automobile allowance ($6,380).

(e) Represents company contributions to a UK benefit plan ($31,404) and automobile allowance ($8,316).

                            FY-END OPTION/SAR VALUES

                                                                                     NUMBER
                                                                                  OF SECURITIES          VALUE OF
                                                                                   UNDERLYING           UNEXERCISED
                                                                                   UNEXERCISED         IN-THE-MONEY
                                                                                  OPTIONS/SARS         OPTIONS/SARS
                                                                                  AT FY-END(#)         AT FY-END($)
                                                                                  ------------         ------------
                                                                                  EXERCISABLE/         EXERCISABLE/
                                                                                     UNEXER-              UNEXER-
NAME                                                                                 CISABLE            CISABLE(1)
----                                                                              ------------         ------------
Dennis R. Wolters                                                                    1,470/            $  3,636,000/
                                                                                     2,580             $          0

Arthur C. Riley                                                                          0/            $          0/
                                                                                         0             $          0

David B. Freimuth                                                                      384/            $    939,300/
                                                                                       706             $          0

Steven R. Wilson                                                                        16/            $          0/
                                                                                       234             $          0

Dermot Healy                                                                           232/            $    606,000/
                                                                                       303             $          0

(1) Based upon estimated fair market value of the shares less the exercise price.

EMPLOYMENT AGREEMENTS

Each of Messrs. Wolters and Freimuth is a party to an employment agreement with the Company, having a term of five years from the closing date of the GSC Partners' acquisition in 1998, subject to annual renewals thereafter unless notice of non-renewal is given. Under the employment agreements, each of Messrs. Wolters and Freimuth receives annual base salaries of $200,000 and $105,000 (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $200,000 and $55,000. The agreements also contain certain non-competition and non-solicitation provisions. Subject to certain exceptions, in the event that the executive is actually or constructively terminated under the employment agreement by the Company without cause, each employment agreement provides that the executive is entitled to receive the following compensation: (i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, (iii) (a) in the event of a termination on or after the first anniversary of the closing date of the GSC Partners' acquisition but before the end of the 5-year term of the agreement, a lump sum equal to two times the executive's base salary and annual incentive bonus target and (b) in the event of a termination on or after the end of the 5-year term of the agreement, a lump sum equal to one times base salary and annual incentive bonus target and (iv) continuation of benefits and perquisites for one year following termination.

Mr. Wilson is a party to an employment agreement with the Company, having an expiration date of December 31, 2001. Under his employment agreement, he receives an annual base salary of $175,000 (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $100,000. The agreement also contains certain non-competition provisions. Subject to certain exceptions, in the event that Mr. Wilson is terminated by the Company without cause, the employment agreement provides that he is entitled to receive the following compensation: (i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, and (iii) a lump sum amount equal to one times base salary and annual incentive bonus target. In addition, Mr. Wilson is a party to an employment extension agreement with the Company having an expiration date of March 31, 2002. Under his employment extension agreement, he receives an annual base salary of $250,000. The extension agreement also contains certain non-competition provisions.

Mr. Riley is a party to an employment agreement with the Company, having an expiration date of December 31, 2003. Under his employment agreement, he receives an annual base salary of (pound)175,000 (subject to increase by the Board of Directors), and an incentive bonus of up to 30% of the annual base salary. The agreement also contains certain non-competition provisions. Subject to certain exceptions, in the event that Mr. Riley is terminated by the Company without cause, the employment agreement provides that he is entitled to receive the following compensation: (i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, and (iii) a lump sum amount equal to one times base salary.

COMPENSATION COMMITTEE INTERLOCKS

Since the Company does not have a compensation committee, the Board of Directors determines executive compensation. Mr. Ferguson serves on the Advisory Board of GSC Partners. Mr. Kaufman is a Managing Director of GSC Partners. GSC Partners and SG Capital Partners LLC ("SGCP"), the Company's controlling shareholders, provide business, financial and management advisory services to the Company for an annual total fee of $1 million, plus expenses. The Company also indemnifies GSC Partners and SGCP from and against certain liabilities. Mr. Raymond is a Partner with Soros Private Equity Partners. SPEP and its affiliates are the majority shareholders of the Company's Convertible Cumulative Preferred Stock. The Company also indemnifies SPEP from and against certain liabilities. Mr. Wolters is the President and Chief Executive Officer of the Company. No other officers of the Company participated in Board deliberations regarding executive compensation in 2001.

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

                                                                           NO. OF SHARES OF           % OF
                                                                             COMMON STOCK            COMMON
NAME OF BENEFICIAL OWNER                                                        (a)(b)                STOCK
------------------------                                                        ------                -----
Dennis R. Wolters                                                                1,860                 6.9
David B. Freimuth                                                                  509                 1.9
Dermot Healy                                                                       242                 0.9
Steven R. Wilson                                                                    16                 0.1
Arthur C. Riley                                                                     --                  --
Carl J. Crosetto                                                                    74                 0.3
William C. Ferguson                                                                148                 0.6
Matthew C. Kaufman (c)                                                              --                  --
Colin F. Raymond                                                                    --                  --
All Directors and Executive Officers as a Group (9 persons)                      3,093                11.4
SG Capital Partners LLC                                                          3,777.5              13.9
Greenwich IV, LLC (c)                                                           18,912                69.7

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

(b) The shares of Common Stock owned by SGCP are Class B Non-Voting Common Stock. All other shares are shares of Class A Voting Common Stock.

(c) Greenwich IV, LLC is an affiliate of GSC Partners. Mr. Kaufman may be deemed to have indirect beneficial ownership of the 18,912 shares of Common Stock beneficially owned by Greenwich IV, LLC by virtue of his affiliation with GSC Partners. Mr. Kaufman disclaims any such beneficial ownership.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged GSC Partners and SGCP, pursuant to the Management Agreement, to provide it with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. The Management Agreement provides for an annual fee of $1.0 million and contains indemnification and expense reimbursement provisions that are customary for management agreements of this type. The Management Agreement will continue in full force and effect, and shall terminate upon, the earlier to occur of (i) January 18, 2008, and (ii) the date on which the affiliates of GSC Partners no longer, directly or indirectly, own any shares of capital stock of the Company, and may be earlier terminated by GSC Partners, in its sole discretion.

SGCP owns 3,777.5 shares of Class B Non-Voting Common Stock representing 14.3% of the outstanding Common Stock (on a fully-diluted basis). Societe Generale was the Administrative Agent and a lender under the Senior Secured Credit Facility until May 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

DAY INTERNATIONAL GROUP, INC.

Years ended December 31, 2001, 2000 and 1999:
     Report of Independent Public Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders' Equity (Deficit)
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

       The information required to be submitted in the Financial Statement Schedules for Day International Group, Inc. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(b)    REPORTS ON FORM 8-K

       None

(c)    EXHIBITS.  See Index to Exhibits

(d)    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

       No annual report covering the Company's last fiscal year, and no proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of the Company.

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

                                                Day International Group, Inc.
                                                (Registrant)

Date: March 28, 2002                            By: /s/ Dennis R Wolters
                                                Dennis R. Wolters
                                                President and Chief Executive
                                                Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date: March 28, 2002                            By: /s/ Dennis R Wolters
                                                   -----------------------------
                                                Dennis R. Wolters
                                                President, Chief Executive
                                                Officer and Director
                                                (Principal Executive Officer)

Date: March 28, 2002                            By: /s/ Thomas J. Koenig
                                                   -----------------------------
                                                Thomas J. Koenig
                                                Vice President and Chief
                                                Financial Officer (Principal
                                                Financial Officer and
                                                Principal Accounting Officer)

Date: March 28, 2002                            By: /s/ William C. Ferguson
                                                   -----------------------------
                                                William C. Ferguson
                                                Director

Date: March 28, 2002                            By: /s/ Matthew C. Kaufman
                                                   -----------------------------
                                                Matthew C. Kaufman
                                                Director

Date:                                           By:
                                                   -----------------------------
                                                Colin F. Raymond
                                                Director

Date: March 28, 2002                            By: /s/ Carl J. Crosetto
                                                   -----------------------------
                                                Carl J. Crosetto
                                                Director

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

      4.8 Certificate of Designation for the Company's 18% Convertible Cumulative Preference Stock due 2010, filed with the Secretary of State of the State of Delaware on October 15, 1999 (incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 28, 1999)

      4.8 Form of Global Certificate for the Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.5.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      4.9 Exchange Debenture Indenture, dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      4.10 Amended and Restated Stockholders Agreement, dated as of October 19, 1999, among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.5 to the Form 8-K dated October 28, 1999)

      4.11 Supplemental Indenture, dated as of October 19, 1999 among The Bank of New York and the several Guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-K dated October 28, 1999)

(10)  MATERIAL CONTRACTS

      10.1 Purchase Agreement dated as of May 25, 1995 among Group, the Guarantor (as of June 6, 1995) Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Capital Markets, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

      10.2 Stock Purchase Agreement dated April 11, 1995 among Group, M.A. Hanna Company and Cadillac Plastic Group, Inc., as amended (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

      10.3 Share Purchase Agreement dated April 11, 1995 between Group and Cadillac Plastic Limited, as amended (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

      10.4 Asset Purchase Agreement between Day International (Canada) Limited and Group, as amended (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 (Reg. No. 33-93644))

      10.5 Employment Agreement, dated January 16, 1998, between the Guarantor and Dennis R. Wolters (incorporated by reference to Exhibit 10.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839)) 10.6 Employment Agreement, dated January 16, 1998, between Day International, Inc. and David B. Freimuth (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      10.7  Employment Agreement, dated January 1, 1999, between Varn Products
            (UK) Limited and Arthur C. Riley

      10.8 Day International Group, Inc. Stock Option Plan, dated as of July 6, 1995 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1995); as amended on September 19, 1996 (incorporated by reference to Exhibit
            10.17 to the Annual Report on Form 10-K for the year ended December 31, 1996); and as further amended on January 16, 1998 (incorporated by reference to Exhibit 10.2.3 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      10.9 Stock Purchase Agreement, dated as of December 18, 1997, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the Stockholders of Day International Group, Inc. parties thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K dated January 16, 1998); as amended on January 16, 1998 (incorporated by reference to Exhibit
            2.2 to the Form 8-K dated January 16, 1998)

      10.10 Purchase Agreement, dated as of March 13, 1998 between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 1.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      10.11 Amended and Restated Credit Agreement, dated as of October 19, 1999, among the Company, Societe Generale, as Administrative Agent, and SG Cowen Securities Corporation, as Arranger (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 28, 1999)

      10.12 First Amendment to Amended and Restated Credit Agreement, dated as of September 21, 2001, among the Company, Banc One Capital Markets, as Arranger, and Bank One, NA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

      10.13 Guarantee and Collateral Agreement, dated January 15, 1998, made by the Company and Day International, Inc. in favor of Societe Generale as Administrative Agent for the benefit of the Senior Lenders and certain other secured parties (incorporated by reference to Exhibit
            4.8 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      10.14 Patent and Trademark Security Agreement, dated January 15, 1998, made by the Company in favor of the Administrative Agent for the benefit of the Senior Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.9 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      10.15 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the Florida Property (incorporated by reference to Exhibit 4.10 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      10.16 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the South Carolina property (incorporated by reference to Exhibit 4.11 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      10.17 Deed of Trust, dated January 15, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the North Carolina property (incorporated by reference to Exhibit 4.12 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      10.18 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the Michigan Property (incorporated by reference to Exhibit 4.13 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

      10.19 Share Pledge Agreement dated December 22, 1998 between made by the Company and Day International, Inc. in favor of Societe Generale as Administrative Agent for the benefit of the Senior Lenders and certain other secured parties (incorporated by reference to Exhibit
            10.28 to the Annual Report on Form 10-K for the year ended December 31, 1998)

      10.20 Consulting Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.1 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

      10.21 Indemnification Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.2 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

      10.22 Consulting Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.3 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

      10.23 Indemnification Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.4 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

      10.24 Share Purchase Agreement between Day International, Inc., Mr. Rudolf Wilbring, Mr. Helmut Busshoff and Mr. Josef Dunne dated December 23, 1998 (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 1998)

      10.25 Non Compete Agreement between Day International, Inc., Mr. Rudolf Wilbring, Mr. Helmut Busshoff and Mr. Josef Dunne dated December 23, 1998 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 1998)

      10.26 Stock warrant to purchase 74 shares of Common Stock of the Company, dated as of January 18, 1998 issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 1998)

      10.27 Stock warrant to purchase 74 shares of Common Stock of the Company, dated as of January 27, 2000, issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000)

      10.28 Stock warrant to purchase 74 shares of Common Stock of the Company, dated as of January 18, 2000, issued to Mr. Carl J. Crosetto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000)

      10.29 Purchase Agreement between Armstrong World Industries, Inc. and Armstrong World Industries GmbH, as Sellers and Day International, Inc., as Buyer (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

      10.30 Stock Purchase Agreement, dated as of August 13, 1999, by and among the Company and the stockholders of each of Varnco Holdings Inc., Varn Holdings PLC, Varn Aegis Co. GmbH Hautschutzsysteme, Varn Products Co., Inc., JV Tex Realty Corp. and Graph Tech, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K dated October 28, 1999); as amended October 19, 1999 (incorporated by reference to Exhibit 2.2 to the Form 8-K dated October 28, 1999)

      10.31 Subsidiary Guarantee, dated as of October 19, 1999, among Firstar Bank, N.A. and the several Guarantors party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-K dated October 28, 1999)

      10.32 Preference Stock Purchase Agreement, dated as of October 19, 1999, among the Company and the several Investors party thereto (incorporated by reference to Exhibit 4.4 to the Form 8-K dated October 28, 1999)

      10.33 Day International, Inc. Supplemental Savings and Retirement Plan, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31,
            2001)

(21)  SUBSIDIARIES OF THE REGISTRANT

(99) LETTER TO SECURITIES AND EXCHANGE COMMISSION REGARDING AUDIT OF ARTHUR ANDERSEN LLP