Form 10-Q
period 2002-03-31
DAY INTERNATIONAL GROUP INC
filed 2002-05-09
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                   COMMISSION FILE NO. 33-93644 AND 333-51839

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 23,298 Common Shares of the Company, $0.01 per share par value, outstanding as of May 1, 2002.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                                        Pages
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                  3

         Condensed Consolidated Statements of Operations for the three months ended
         March 31, 2002 and 2001                                                                           4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 2002 and 2001                                                                           5

         Notes to Condensed Consolidated Financial Statements                                            6 - 15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          16 - 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     19 - 20

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                 20

Signature                                                                                                 20

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)

     ASSETS                                                                                       2002                 2001
Cash and cash equivalents                                                                 $        548         $        609
Accounts receivable (less allowance for doubtful accounts of $2,307 and $1,949)                 31,498               29,124
Inventories                                                                                     31,844               34,276
Other current assets                                                                             9,423                9,474
                                                                                          ------------         ------------
     Total current assets                                                                       73,313               73,483

Property, plant and equipment, net of accumulated depreciation of $32,539 and $31,054           71,990               72,216
Goodwill (net of accumulated amortization of $19,614)                                          125,137              125,334
Intangible assets (net of accumulated amortization of $34,969 and $33,127)                      30,988               32,554
Other assets                                                                                     9,983               10,417
                                                                                          ------------         ------------
TOTAL ASSETS                                                                              $    311,411         $    314,004
                                                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                          $      8,400         $      6,688
Current maturities of long-term debt                                                            12,575               12,576
Other current liabilities                                                                       23,148               24,185
                                                                                          ------------         ------------
     Total current liabilities                                                                  44,123               43,449

Long-term and subordinated long-term debt                                                      247,741              251,255
Other long-term liabilities                                                                     25,457               25,864
Commitments and contingencies
                                                                                          ------------         -----------
     Total liabilities                                                                         317,321              320,568

Redeemable preferred stock                                                                     113,507              109,354

STOCKHOLDERS' EQUITY (DEFICIT):
  Common shares                                                                                      1                    1
  Contra-equity associated with the assumption of majority shareholder's bridge loan           (68,772)             (68,772)
  Retained earnings (deficit)                                                                  (43,910)             (41,646)
  Accumulated other comprehensive loss                                                          (6,736)              (5,501)
                                                                                          ------------         ------------
     Total stockholders' equity (deficit)                                                     (119,417)            (115,918)
                                                                                          ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $    311,411         $    314,004
                                                                                          ============         ============

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                                  2002                 2001
NET SALES                                                                                 $     61,186         $     66,863

COST OF GOODS SOLD                                                                              39,154               42,536
                                                                                          ------------         ------------

GROSS PROFIT                                                                                    22,032               24,327

SELLING, GENERAL AND ADMINISTRATIVE                                                             12,404               15,013
RESTRUCTURING COSTS                                                                                163                  500
AMORTIZATION OF INTANGIBLES                                                                        200                1,112
MANAGEMENT FEES                                                                                    250                  275
                                                                                          ------------         ------------

OPERATING PROFIT                                                                                 9,015                7,427

OTHER EXPENSES:
  Interest expense (including amortization of deferred financing cost of $587 and $576)          6,770                7,261
  Other expense (income)                                                                           151                  977
                                                                                          ------------         ------------

                                                                                                 6,921                8,238
                                                                                          ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                2,094                 (811)

INCOME TAX EXPENSE (BENEFIT)                                                                       821                  (58)
                                                                                          ------------         ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         1,273                 (753)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX EXPENSE OF $394) (Note G)          616
                                                                                          ------------         ------------

NET INCOME (LOSS)                                                                                1,889                 (753)

PREFERRED STOCK DIVIDENDS                                                                       (4,106)              (3,546)

AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS                                                     (47)                 (47)
                                                                                          ------------         ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                                 $     (2,264)        $     (4,346)
                                                                                          ============         ============

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                                  2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                         $      1,889         $       (753)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
  Cumulative effect of change in accounting principle                                             (616)
  Depreciation and amortization                                                                  3,449                4,462
  Deferred income taxes                                                                           (467)              (2,178)
  Foreign currency loss                                                                            147                  777
  Non-cash restructuring charge                                                                    157
  Change in operating assets and liabilities                                                       971               (2,538)
                                                                                          ------------         ------------
     Net cash provided by (used in) operating activities                                         5,530                 (230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                            (2,133)              (3,718)
                                                                                          ------------         ------------
     Net cash used in investing activities                                                      (2,133)              (3,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                                           (3,150)              (1,502)
Net (payments on) proceeds from revolving credit facility                                         (350)               5,450
                                                                                          ------------         ------------
     Net cash provided by (used in) financing activities                                        (3,500)               3,948

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             42                  (30)
                                                                                          ------------         ------------

Net increase (decrease) in cash and cash equivalents                                               (61)                 (30)
Cash and cash equivalents at beginning of period                                                   609                  922
                                                                                          ------------         ------------

Cash and cash equivalents at end of period                                                $        548         $        892
                                                                                          ============         ============

NON-CASH TRANSACTIONS:
  Preferred stock dividends                                                               $      4,106         $      3,546
                                                                                          ============         ============

  Amortization of preferred stock discount                                                $         47         $         47
                                                                                          ============         ============

            See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

A.      BASIS OF PRESENTATION

The balance sheet as of December 31, 2001, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current year presentation.

B.      INVENTORIES

Inventories as of March 31, 2002 and December 31, 2001, consist of:

                                                                                                  2002                 2001
Finished goods                                                                            $     17,836         $     19,094
Work in process                                                                                  4,730                3,932
Raw materials                                                                                    9,278               11,250
                                                                                          ------------         ------------
                                                                                          $     31,844         $     34,276
                                                                                          ============         ============

C.      BUSINESS SEGMENTS

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

                                                                                                  2002                 2001
Third party sales:
  Image Transfer                                                                          $     50,453         $     52,649
  Textile Products                                                                              10,733               14,214
                                                                                          ------------         ------------
     Total                                                                                $     61,186         $     66,863
                                                                                          ============         ============

Segment operating profit:
  Image Transfer                                                                          $      9,697         $      8,331
  Textile Products                                                                               1,005                2,155
                                                                                          ------------         ------------
     Total                                                                                $     10,702         $     10,486
                                                                                          ============         ============

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

                                                                                                  2002                 2001
Segment operating profit                                                                  $     10,702         $     10,486
APB #16 depreciation and amortization                                                             (914)              (1,033)
Non-allocated corporate expenses                                                                  (160)                (139)
Restructuring costs                                                                               (163)                (500)
Amortization of intangibles                                                                       (200)              (1,112)
Management fees                                                                                   (250)                (275)
                                                                                          ------------         ------------
     Total operating profit                                                               $      9,015         $      7,427
                                                                                          ============         ============

D.      COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was $654 and $(1,858).

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

F.      RESTRUCTURING COSTS

A pre-tax charge of $500 was recorded in the first quarter of 2001 for severance and termination costs for relocating its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. During the first quarter of 2002, the Company incurred additional relocation costs of $109, recorded a charge of $157 for write-off of fixed assets and recorded a reversal of $103 of the reserve for severance costs. As of March 31, 2002, final severance payments have been paid out to 47 associates.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. The Company intends to sell the land and building in 2002. As of March 31, 2002, final severance payments have been paid out to 50 associates.

A pre-tax charge of $988 was recorded during the fourth quarter of 2001 for severance costs for 21 associates, costs for relocating the Pressroom Chemicals German sales office and the U.S. sales and administrative functions and loss on the sale of fixed assets. As of March 31, 2002, final severance payments have been paid out to 18 associates.

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2002:

                                                                                               TEXTILE                IMAGE
                                                                                              PRODUCTS             TRANSFER
Balance at December 31, 2001                                                              $        392         $      1,508
Reversal of reserve                                                                               (103)
Charges against the reserve for:
     Severance costs                                                                              (193)                (549)
     Facility shutdown                                                                                                 (417)
                                                                                          ------------         ------------
 Balance at March 31, 2002                                                                $         96         $        542
                                                                                          ============         ============

G.      NEW ACCOUNTING PRINCIPLES

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." These statements will not require amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of the goodwill and intangible assets will be required. These Statements were adopted as of January 1, 2002. As of January 1, 2002, the Company ceased recording amortization of goodwill of approximately $3,700 per year and recognized pre-tax income of $1,010 for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition. The Company has until June 30, 2002, to complete the initial review of the recoverability of goodwill. If any impairment of goodwill is indicated, the Company has until December 31, 2002, to recognize the impairment. The Company is still reviewing goodwill and intangible assets for possible impairment and does not know what, if any, impact that review will have on the results of operations or financial position.

The following is a reconciliation from reported net income (loss) to net income
(loss) adjusted for the amortization of goodwill and the deferred credit related to an excess over cost:

                                                                                                  2002                 2001
Income (loss) before cumulative effect of change in accounting principle-as reported      $      1,273         $       (753)
Amortization of goodwill and deferred credits-net of tax benefit                                                        556
                                                                                          ------------         ------------
Adjusted income (loss) before cumulative effect of change in accounting principle         $      1,273         $       (197)
                                                                                          ============         ============

H.      SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of March 31, 2002 and December 31, 2001, and the supplemental combining condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                 MARCH 31, 2002

                                                                    DAY
                                                     DAY           INTER-
                                                    INTER-        NATIONAL          NON-
                                                   NATIONAL          INC.        GUARANTOR
                                                  GROUP, INC.    (GUARANTOR)    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
ASSETS
Cash and cash equivalents                        $         293  $        (293)  $         548  $              $         548
Accounts receivable-net                                                12,658          18,840                        31,498
Inventories                                                            18,440          13,404                        31,844
Other current assets                                                    5,826           3,597                         9,423
                                                 -------------  -------------   -------------  -------------  -------------

     TOTAL CURRENT ASSETS                                  293         36,631          36,389                        73,313
Intercompany                                           259,152         (6,713)          6,713       (259,152)
Property, plant and equipment, net                                     49,127          22,863                        71,990
Investment in subsidiaries                             (47,243)        28,113          (5,727)        24,857
Intangible and other assets                                           152,774          13,334                       166,108
                                                 -------------  -------------   -------------  -------------  -------------

     TOTAL ASSETS                                $     212,202  $     259,932   $      73,572  $    (234,295) $     311,411
                                                 =============  =============   =============  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       3,238   $       5,162  $              $       8,400
Current maturities of long-term debt                    12,511                             64                        12,575
Other current liabilities                                4,358          7,153          11,637                        23,148
                                                 -------------  -------------   -------------  -------------  -------------

     TOTAL CURRENT LIABILITIES                          16,869         10,391          16,863                        44,123
Intercompany                                           (45,398)       314,553           6,199       (275,354)
Long-term and subordinated long-term debt              246,641                          1,100                       247,741
Other long-term liabilities                                            17,954           7,503                        25,457
Redeemable preferred stock                             113,507                                                      113,507
Total stockholders' equity (deficit)                  (119,417)       (82,966)         41,907         41,059       (119,417)
                                                 -------------  -------------   -------------  -------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                   $     212,202  $     259,932   $      73,572  $    (234,295) $     311,411
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2001

                                                                    DAY
                                                     DAY           INTER-
                                                    INTER-        NATIONAL          NON-
                                                   NATIONAL          INC.        GUARANTOR
                                                  GROUP, INC.    (GUARANTOR)    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
ASSETS
Cash and cash equivalents                        $         702  $        (702)  $         609  $              $         609
Accounts receivable - net                                              12,029          17,095                        29,124
Inventories                                                            20,687          13,589                        34,276
Other assets                                                            5,322           4,152                         9,474
                                                 -------------  -------------   -------------  -------------  -------------

     TOTAL CURRENT ASSETS                                  702         37,336          35,445                        73,483
Intercompany                                           262,642        (13,228)         13,228       (262,642)
Property, plant and equipment - net                                    48,940          23,276                        72,216
Investment in subsidiaries                             (49,142)        31,138          (5,719)        23,723
Intangible and other assets                                           155,033          13,272                       168,305
                                                 -------------  -------------   -------------  -------------  -------------

     TOTAL ASSETS                                $     214,202  $     259,219   $      79,502  $    (238,919) $     314,004
                                                 =============  =============   =============  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                 $              $       3,373   $       3,315  $              $       6,688
Current maturities of long-term debt                    12,511                             65                        12,576
Accrued associate related costs and other expenses       4,512          7,606          12,067                        24,185
                                                 -------------  -------------   -------------  -------------  -------------
     TOTAL CURRENT LIABILITIES                          17,023         10,979          15,447                        43,449
Intercompany                                           (46,388)       307,813          14,862       (276,287)
Long-term and subordinated long-term debt              250,131                          1,124                       251,255
Other long-term liabilities                                            17,837           8,027                        25,864
Redeemable preferred stock                             109,354                                                      109,354
Total stockholders' equity (deficit)                  (115,918)       (77,410)         40,042         37,368       (115,918)
                                                 -------------  -------------   -------------  -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                   $     214,202  $     259,219   $      79,502  $    (238,919) $     314,004
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                                    DAY
                                                     DAY           INTER-
                                                    INTER-        NATIONAL          NON-
                                                   NATIONAL          INC.        GUARANTOR
                                                  GROUP, INC.    (GUARANTOR)    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Net sales                                        $              $      36,221   $      24,965  $              $      61,186
Cost of goods sold                                                     23,253          15,901                        39,154
                                                 -------------  -------------   -------------  -------------  -------------

     Gross profit                                                      12,968           9,064                        22,032
Selling, general and administrative                         16          7,577           4,811                        12,404
Restructuring costs                                                       163                                           163
Amortization of intangibles                                               200                                           200
Management fees                                                           250                                           250
                                                 -------------  -------------   -------------  -------------  -------------

     Operating profit                                      (16)         4,778           4,253                         9,015
Other expenses (income):
  Equity in (earnings) loss of subsidiaries             (1,899)        (3,130)                         5,029
  Interest expense                                                      6,769               1                         6,770
  Other (income) expense                                                 (357)            508                           151
                                                 -------------  -------------   -------------  -------------  -------------

     Income (loss) before income taxes                   1,883          1,496           3,744         (5,029)         2,094
Income taxes (benefit)                                      (6)          (403)          1,230                           821
                                                 -------------  -------------   -------------  -------------  -------------

     Income (loss) before cumulative effect
     of change in accounting principles                  1,889          1,899           2,514         (5,029)         1,273
Cumulative effect of change in accounting
     principles                                                                           616                           616
                                                 -------------  -------------   -------------  -------------  -------------

     Net income (loss)                           $       1,889  $       1,899   $       3,130  $      (5,029) $       1,889
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001

                                                                    DAY
                                                     DAY           INTER-
                                                    INTER-        NATIONAL          NON-
                                                   NATIONAL          INC.        GUARANTOR
                                                  GROUP, INC.    (GUARANTOR)    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
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
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                                    DAY
                                                     DAY           INTER-
                                                    INTER-        NATIONAL          NON-
                                                   NATIONAL          INC.        GUARANTOR
                                                  GROUP, INC.    (GUARANTOR)    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                       $       1,889  $       1,899   $       3,130  $      (5,029) $       1,889
  Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
  Cumulative effect of change in accounting
     principles                                                                          (616)                         (616)
  Depreciation and amortization                                         2,882             567                         3,449
  Equity in (earnings) loss of subsidiaries             (1,899)        (3,130)                         5,029
  Deferred income taxes and other                                        (463)             (4)                         (467)
  Foreign currency loss                                                   (44)            191                           147
  Non-cash restructuring charge                                           157                                           157
  Changes in operating assets and liabilities             (155)         1,242            (116)                          971
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by (used in) operating
     activities                                           (165)         2,543           3,152                         5,530

Cash Flows From Investing Activities:
Capital expenditures                                                   (1,646)           (487)                       (2,133)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                                (1,646)           (487)                       (2,133)

Cash Flows From Financing Activities:
Payments on term loan                                   (3,150)                                                      (3,150)
Net borrowings on credit facilities                       (350)                                                        (350)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash provided by (used in) financing
     activities                                         (3,500)                                                      (3,500)

Intercompany transfers and dividends                     3,256           (488)         (2,768)
Effects of exchange rates on cash                                                          42                            42
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and cash
     equivalents                                          (409)           409             (61)                          (61)
Cash and cash equivalents at beginning of
     period                                                702           (702)            609                           609
                                                 -------------  -------------   -------------  -------------  -------------
Cash and cash equivalents at end of period       $         293  $        (293)  $         548  $              $         548
                                                 =============  =============   =============  =============  =============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001

                                                                    DAY
                                                     DAY           INTER-
                                                    INTER-        NATIONAL          NON-
                                                   NATIONAL          INC.        GUARANTOR
                                                  GROUP, INC.    (GUARANTOR)    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Cash Flows From Operating Activities:
Net income (loss)                                $        (753) $        (739)  $       2,823  $      (2,084) $        (753)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
  Depreciation and amortization                                         3,769             693                         4,462
  Equity in (earnings) loss of subsidiaries                739         (2,823)                         2,084
  Deferred income taxes and other                                      (1,979)           (199)                       (2,178)
  Foreign currency loss                                                   777                                           777
  Changes in operating assets and liabilities              343         (3,244)            363                        (2,538)
                                                 -------------  -------------   -------------  -------------  -------------
    Net cash provided by (used in) operating
     activities                                            329         (4,239)          3,680                          (230)

Cash Flows From Investing Activities:
Capital expenditures                                                   (2,495)         (1,223)                       (3,718)
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash used in investing activities                                (2,495)         (1,223)                       (3,718)

Cash Flows From Financing Activities:
Payments on term loan                                   (1,500)                            (2)                       (1,502)
Net borrowings on credit facilities                      5,450                                                        5,450
                                                 -------------  -------------   -------------  -------------  -------------
  Net cash provided by (used in) financing
     activities                                          3,950                             (2)                        3,948

Intercompany transfers and dividends                    (4,146)         6,601          (2,455)
Effects of exchange rates on cash                                                         (30)                          (30)
                                                 -------------  -------------   -------------  -------------  -------------

Net increase (decrease) in cash and cash equivalents
                                                           133           (133)            (30)                          (30)
Cash and cash equivalents at beginning of period           590           (590)            922                           922
                                                 -------------  -------------   -------------  -------------  -------------

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

Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to (i) the effect of leverage, including the limitations imposed by the Company's various debt instruments; (ii) risks related to significant operations in foreign countries, including the translation of operating results to the U.S. dollar; (iii) the timely development and market acceptance of new products; (iv) the impact of competitive products and pricing; (v) the effect of changing general and industry specific economic conditions; (vi) the impact of environmental regulations; and (vii) the potential for technology obsolescence.

While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that any such forward-looking statements will be achieved or accomplished. The Company is under no obligation to update any forward-looking statements to the extent it becomes aware that they are not achieved or likely to be achieved for any reason.

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                          2002             2001
                                                                                       $       %        $        %
Net sales                                                                             61.2    100.0     66.9    100.0
Costs of goods sold                                                                   39.2     64.0     42.6     63.6
                                                                                    ------   ------  -------  -------
Gross profit                                                                          22.0     36.0     24.3     36.4
Selling, general and administrative expense                                           12.4     20.3     15.0     22.5
Restructuring costs                                                                    0.1      0.3      0.5      0.7
Amortization of intangibles                                                            0.2      0.3      1.1      1.7
Management fees                                                                        0.3      0.4      0.3      0.4
                                                                                    ------   ------  -------  -------
Operating profit                                                                       9.0     14.7      7.4     11.1
                                                                                    ======   ======  =======  =======

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales decreased $5.7 million (8.5%) to $61.2 million. Image Transfer's sales decreased $2.2 million (4.2%) to $50.5 million, primarily as a result of lower sales volume in the United States of $1.4 million and negative foreign currency rate changes of $0.6 million. The lower U.S. Image Transfer sales volume was as a result of the weak U.S. printing industry in the quarter. Textile Products' sales decreased $3.5 million (24.5%) to $10.7 million, primarily as a result of lower sales volume in the United States of $2.0 million and in Europe of $1.2 million and negative foreign currency rate changes of $0.3 million. The lower U.S. Textile Products sales volume was primarily a result of customers consolidating and closing textile mills as a result of weak demand for U.S. produced textile products combined with a lower global demand for spun yarn. The strong U.S. dollar over the past several years has reduced U.S. textile exports and caused an increase of lower-cost textile imports into the United States.

Gross profit decreased $2.3 million (9.4%) to $22.0 million. As a percentage of net sales, gross profit decreased to 36.0% for the three months ended March 31, 2002, compared to 36.4% for the three months ended March 31, 2001, primarily as a result of the lower Textile sales volumes.

Selling, general and administrative expense ("SG&A") decreased $2.6 million (17.4%) to $12.4 million. As a percentage of net sales, SG&A decreased to approximately 20.3% from 22.5%, primarily as a result of benefits realized from the restructuring activities performed in 2001. Foreign currency translation rate changes had a minimal impact on SG&A in the first quarter of 2002 compared to the first quarter of 2001.

A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs to relocate the Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. During the first quarter of 2002, the Company reversed $0.1 million of the reserve. Additionally, a pre-tax charge of $0.3 has been recorded in the first quarter ended of 2002 for relocation of machinery and equipment and write-off of abandoned assets.

Operating profit increased $1.6 million (21.4%) to $9.0 million, primarily as a result of decrease in amortization of goodwill from the adoption of SFAS No. 142 ($0.9 million). As a percentage of net sales, operating profit increased to 14.7% for the three months ended March 31, 2002, from 11.1% for the comparable period in 2001. Excluding the restructuring charges and the amortization of goodwill in 2001, operating profit as a percentage of net sales would have been 15.0% in 2002 and 13.2% in 2001. Image Transfer's operating profit increased $1.4 million (16.4%) to $9.7 million. As a percentage of net sales, Image Transfer's operating profit increased to 19.2% for the three months ended March 31, 2002, from 15.8% in 2001, primarily as a result of benefits realized from the restructuring activities performed in 2001. Textile Products' operating profit decreased $1.5 million (56.0%) to $1.2 million, excluding the restructuring costs in 2002 and 2001. As a percentage of net sales, Textile Products' operating profit (excluding the restructuring costs in 2002 and 2001) decreased to 10.9% for the three months ended March

31, 2002, from 18.7% in 2001, primarily as a result of higher than expected training and startup costs as a result of the recent relocation of production to the Greenville, South Carolina, facility.

Other expense was $0.2 million for the three months ended March 31, 2002, compared to $1.0 million for the three months ended March 31, 2001. The other expense is primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate for the first quarter of 2002 was 39.2% compared to a benefit of 7.2% for 2001. The low effective tax rate for 2001 was as a result of non-deductible expenses and international earnings taxable in the United States.

As of January 1, 2002, the Company adopted SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets" and ceased recording amortization of goodwill of approximately $3.7 million per year and recognized pre-tax income of $1.0 million for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition. The Company is still reviewing goodwill and intangible assets for possible impairment and does not know what, if any, impact that review will have on the results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

Capital expenditures were $2.1 million and $3.7 million for the quarters ended March 31, 2002 and 2001, respectively.

As of March 31, 2002, there was $3.8 million outstanding under the Revolving Credit Facility and the Company had approximately $14.6 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation). The Company's aggregate indebtedness at March 31, 2002, is approximately $260.3 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $57.0 million and the Convertible Preferred Stock is $58.0 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $8.9 million at March 31, 2002 and $9.3 million at December 31, 2001. These contracts generally expire within three to twelve months. Foreign currency losses, included in other (expense) income, were $0.2 million in 2002 and $1.0 million in 2001.

INTEREST RATE RISKS

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. The Company does not expect interest rate changes to have a material effect on income or cash flows in 2002, although there can be no assurance that interest rates will not materially change.

COMMODITY RISKS

Rubber polymers and fabrics are key components in most of the Image Transfer and Textile products. The Company is exposed to changes in the costs of these components. Varn is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Varn's products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. The Company is evaluating the impact of the recent increase in petroleum prices on its raw material costs and in some markets already has instituted price increases to offset the impact of these increases. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short-term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.

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


                                                  Day International Group, Inc.
                                                  -----------------------------
                                                          (Registrant)


                      Date:   May 9, 2002          /s/ Thomas J. Koenig
                              -----------         ---------------------
                                                  Thomas J. Koenig
                                                  Vice President and
                                                    Chief Financial Officer
                                                  (Principal Financial Officer)