Form 10-Q
period 2002-06-30
DAY INTERNATIONAL GROUP INC
filed 2002-08-13
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 23,298 Common Shares of the Company, $0.01 per share par value, outstanding as of August 1, 2002.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                                        Pages
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                  3

         Condensed Consolidated Statements of Operations for the three and six months
         ended June 30, 2002 and 2001                                                                     4

         Condensed Consolidated Statements of Cash Flows for the six months ended June
         30, 2002 and 2001                                                                                5

         Notes to Condensed Consolidated Financial Statements                                           6 - 17

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                    18 - 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    22 - 23

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                23

Signature                                                                                                24

                          PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)

     ASSETS                                                                     2002         2001

Cash and cash equivalents                                                    $     781    $     609
Accounts receivable (less allowance for doubtful accounts of $2,499
     and $1,949)                                                                34,473       29,124
Inventories                                                                     35,085       34,276
Other current assets                                                             8,989        9,474
                                                                             ---------    ---------
     Total current assets                                                       79,328       73,483

Property, plant and equipment, net of accumulated depreciation of $34,810
     and $31,054                                                                73,125       72,216
Goodwill (net of accumulated amortization of $19,614)                          126,302      125,334
Intangible assets (net of accumulated amortization of $36,269 and $33,127)      29,417       32,554
Other assets                                                                    13,543       10,417
                                                                             ---------    ---------
TOTAL ASSETS                                                                 $ 321,715    $ 314,004
                                                                             ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                             $  10,515    $   6,688
Current maturities of long-term debt                                            12,584       12,576
Other current liabilities                                                       23,758       24,185
                                                                             ---------    ---------
     Total current liabilities                                                  46,857       43,449

Long-term and subordinated long-term debt                                      249,252      251,255
Other long-term liabilities                                                     26,358       25,864
Commitments and contingencies
                                                                             ---------    ---------
     Total liabilities                                                         322,467      320,568

Redeemable preferred stock                                                     117,712      109,354

STOCKHOLDERS' EQUITY (DEFICIT):
  Common shares                                                                      1            1
  Contra-equity associated with the assumption of majority shareholder's
     bridge loan                                                               (68,772)     (68,772)
  Retained earnings (deficit)                                                  (46,061)     (41,646)
  Accumulated other comprehensive loss                                          (3,632)      (5,501)
                                                                             ---------    ---------
     Total stockholders' equity (deficit)                                     (118,464)    (115,918)
                                                                             ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $ 321,715    $ 314,004
                                                                             =========    =========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                           THREE MONTHS               SIX MONTHS
                                                         2002         2001         2002         2001

NET SALES                                             $  64,034    $  64,767    $ 125,220    $ 131,630

COST OF GOODS SOLD                                       40,166       41,857       79,320       84,393
                                                      ---------    ---------    ---------    ---------

GROSS PROFIT                                             23,868       22,910       45,900       47,237

SELLING, GENERAL AND ADMINISTRATIVE                      13,974       13,929       26,378       28,942
RESTRUCTURING COSTS                                         (45)         119          118          619
AMORTIZATION OF INTANGIBLES                                 201        1,105          401        2,217
MANAGEMENT FEES                                             250          267          500          542
                                                      ---------    ---------    ---------    ---------

OPERATING PROFIT                                          9,488        7,490       18,503       14,917

OTHER EXPENSES:
  Interest expense (including amortization of
     deferred financing cost of $587, $576, $1,174
     and $1,152)                                          6,703        7,187       13,473       14,448
  Other (income) expense                                   (597)         322         (446)       1,299
                                                      ---------    ---------    ---------    ---------
                                                          6,106        7,509       13,027       15,747
                                                      ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)               3,382          (19)       5,476         (830)

INCOME TAX EXPENSE (BENEFIT)                              1,328         (365)       2,149         (423)
                                                      ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                 2,054          346        3,327         (407)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     (NET OF TAX EXPENSE OF $394) (Note G)                                            616
                                                      ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                         2,054          346        3,943         (407)

PREFERRED STOCK DIVIDENDS                                (4,158)      (3,591)      (8,264)      (7,137)

AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS              (47)         (47)         (94)         (94)
                                                      ---------    ---------    ---------    ---------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS             $  (2,151)   $  (3,292)   $  (4,415)   $  (7,638)
                                                      =========    =========    =========    =========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                      2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $ 3,943    $  (407)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Cumulative effect of change in accounting principle                   (616)
  Depreciation and amortization                                        6,995      8,959
  Deferred income taxes                                                1,136     (4,724)
  Foreign currency (gain) loss                                          (359)     1,318
  Non-cash restructuring charge                                          157
  Change in operating assets and liabilities                          (5,399)    (3,015)
                                                                     -------    -------
     Net cash provided by operating activities                         5,857      2,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (3,454)    (6,268)
                                                                     -------    -------
     Net cash used in investing activities                            (3,454)    (6,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                 (6,300)    (1,506)
Net proceeds from revolving credit facility                            4,150      5,250
                                                                     -------    -------
     Net cash provided by (used in) financing activities              (2,150)     3,744

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (81)      (274)
                                                                     -------    -------

Net increase (decrease) in cash and cash equivalents                     172       (667)
Cash and cash equivalents at beginning of period                         609        922
                                                                     -------    -------

Cash and cash equivalents at end of period                           $   781    $   255

NON-CASH TRANSACTIONS:
  Preferred stock dividends                                          $ 8,264    $ 7,137
                                                                     -------    -------
  Amortization of preferred stock discount                           $    94    $    94
                                                                     =======    =======

            See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

A.       BASIS OF PRESENTATION

The balance sheet as of December 31, 2001, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current year presentation.

B.       INVENTORIES

Inventories as of June 30, 2002 and December 31, 2001, consist of:

                                                     2002                2001

Finished goods                                     $20,094             $19,094
Work in process                                      5,177               3,932

Raw materials                                        9,814              11,250
                                                   -------             -------
                                                   $35,085             $34,276
                                                   =======             =======

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

                                         THREE MONTHS            SIX MONTHS
                                       2002       2001        2002       2001
Third party sales:
 Image Transfer                     $ 51,719    $ 51,744    $102,172    $104,393
 Textile Products                     12,315      13,023      23,048      27,237
                                    --------    --------    --------    --------
  Total                             $ 64,034    $ 64,767    $125,220    $131,630
                                    ========    ========    ========    ========

Segment operating profit:
 Image Transfer                     $  8,934    $  8,414    $ 18,631    $ 16,745
 Textile Products                      1,958       1,836       2,963       3,991
                                    --------    --------    --------    --------
  Total                             $ 10,892    $ 10,250    $ 21,594    $ 20,736
                                    ========    ========    ========    ========

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:


                                              THREE MONTHS             SIX MONTHS
                                            2002        2001        2002        2001
Segment operating profit                $ 10,892    $ 10,250    $ 21,594    $ 20,736
APB #16 depreciation and amortization       (897)     (1,122)     (1,811)     (2,155)
Non-allocated corporate expenses            (101)       (147)       (261)       (286)
Restructuring costs                           45        (119)       (118)       (619)
Amortization of intangibles                 (201)     (1,105)       (401)     (2,217)
Management fees                             (250)       (267)       (500)       (542)
                                        --------    --------    --------    --------

   Total operating profit               $  9,488    $  7,490    $ 18,503    $ 14,917
                                        ========    ========    ========    ========


D.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended June 30, 2002 and 2001 was $5,158 and $570. Total comprehensive income (loss) for the six months ended June 30, 2002 and 2001 was $5,812 and $(1,288).

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

F.       RESTRUCTURING COSTS

Pre-tax charges of $619 were recorded in the first two quarters of 2001 for severance and termination costs for relocating its Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. During the first quarter of 2002, the Company incurred additional relocation costs of $109, recorded a charge of $157 for write-off of fixed assets and recorded a reversal of $103 of the reserve for severance costs. As of June 30, 2002, final severance payments have been paid to 48 associates.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. The Company intends to sell the land and building in 2002. As of June 30, 2002, final severance payments have been paid to all associates and the remaining reserve of $45 for severance costs was reversed in the second quarter of 2002.

A pre-tax charge of $988 was recorded during the fourth quarter of 2001 for severance costs for 21 associates, costs for relocating the Pressroom Chemicals German sales office and the U.S. sales and administrative functions and loss on the sale of fixed assets. As of June 30, 2002, final severance payments have been paid to 20 associates.

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2002:

                                                       TEXTILE           IMAGE
                                                      PRODUCTS         TRANSFER
Balance at December 31, 2001                           $   392          $ 1,508
Reversal of reserve                                       (103)
Charges against the reserve for:
   Severance costs                                        (193)            (549)
   Facility shutdown                                                       (417)
                                                       -------          -------
Balance at March 31, 2002                                   96              542
Reversal of reserve                                                         (45)
Charges against the reserve for:
   Severance costs                                         (46)            (160)
   Facility shutdown                                                        (32)
                                                       -------          -------
Balance at June 30, 2002                               $    50          $   305
                                                       =======          =======


G.       NEW ACCOUNTING PRINCIPLES

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." These statements will not require amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of the goodwill and intangible assets will be required. These Statements were adopted as of January 1, 2002. As of January 1, 2002, the Company ceased recording amortization of goodwill of approximately $3,700 per year and recognized pre-tax income of $1,010 for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition. As of June 30, 2002, the Company has completed the initial review of the recoverability of goodwill and has determined that no impairment of goodwill is indicated.

The following is a reconciliation from reported net income (loss) to net income
(loss) adjusted for the amortization of goodwill and the deferred credit related to an excess over cost:

                                                          THREE MONTHS           SIX MONTHS
                                                         2002       2001       2002       2001
Income (loss) before cumulative effect of change in
   accounting principle-as reported                     $2,054     $  346     $3,327     $ (407)
Amortization of goodwill and deferred credits-net
   of tax benefit                                                     552                 1,108
                                                        ------     ------     ------     ------
Adjusted income (loss) before cumulative effect of
   change in accounting principle                       $2,054     $  898     $3,327     $  701
                                                        ======     ======     ======     ======

H.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of June 30, 2002 and December 31, 2001, and the supplemental combining condensed statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                  JUNE 30, 2002

                                                            DAY
                                             DAY           INTER-
                                            INTER-        NATIONAL          NON-
                                          NATIONAL          INC.         GUARANTOR
                                         GROUP, INC.    (GUARANTOR)    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
ASSETS
Cash and cash equivalents                $     287      $    (287)     $     781      $              $     781
Accounts receivable-net                                    13,089         21,384                        34,473
Inventories                                                20,103         14,982                        35,085
Other current assets                                        6,315          2,674                         8,989
                                         ---------      ---------      ---------      ---------      ---------

    TOTAL CURRENT ASSETS                       287         39,220         39,821                        79,328
Intercompany                               260,512         (7,532)         7,532       (260,512)
Property, plant and equipment, net                         48,561         24,564                        73,125
Investment in subsidiaries                 (45,166)        30,139         (4,918)        19,945
Intangible and other assets                               152,044         17,218                       169,262
                                         ---------      ---------      ---------      ---------      ---------

    TOTAL ASSETS                         $ 215,633      $ 262,432      $  84,217      $(240,567)     $ 321,715
                                         ---------      ---------      ---------      ---------      ---------

LIABILITIES AND
    STOCKHOLDERS' EQUITY
    (DEFICIT)
Accounts payable                       $                $   4,100      $   6,415        $            $  10,515
Current maturities of long-term debt        12,511                            73                        12,584
Other current liabilities                    4,301          7,380         12,077                        23,758
                                         ---------      ---------      ---------      ---------      ---------

    TOTAL CURRENT LIABILITIES               16,812         11,480         18,565                        46,857
Intercompany                               (48,428)       310,610          8,243       (270,425)             -
Long-term and subordinated long-term
    debt                                   248,001                         1,251                       249,252
Other long-term liabilities                                18,128          8,230                        26,358
Redeemable preferred stock                 117,712                                                     117,712
Total stockholders' equity (deficit)      (118,464)       (77,786)        47,928         29,858       (118,464)
                                         ---------      ---------      ---------      ---------      ---------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY
    (DEFICIT)                            $ 215,633      $ 262,432      $  84,217      $(240,567)     $ 321,715
                                         =========      =========      =========      =========      =========

                         DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2001

                                                                 DAY
                                                 DAY            INTER-
                                                INTER-         NATIONAL        NON-
                                               NATIONAL          INC.       GUARANTOR
                                              GROUP, INC.    (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
ASSETS
Cash and cash equivalents                     $     702      $    (702)     $     609      $              $     609
Accounts receivable - net                                       12,029         17,095                        29,124
Inventories                                                     20,687         13,589                        34,276
Other assets                                                     5,322          4,152                         9,474
                                              ---------      ---------      ---------      ---------      ---------

    TOTAL CURRENT ASSETS                            702         37,336         35,445                        73,483
Intercompany                                    262,642        (13,228)        13,228       (262,642)
Property, plant and equipment - net                             48,940         23,276                        72,216
Investment in subsidiaries                      (49,142)        31,138         (5,719)        23,723
Intangible and other assets                                    155,033         13,272                       168,305
                                              ---------      ---------      ---------      ---------      ---------

    TOTAL ASSETS                              $ 214,202      $ 259,219      $  79,502      $(238,919)     $ 314,004
                                              =========      =========      =========      =========      =========

LIABILITIES AND
    STOCKHOLDERS' EQUITY
    (DEFICIT)
Accounts payable                               $             $   3,373      $   3,315        $            $   6,688
Current maturities of long-term debt             12,511                            65                        12,576
Accrued associate related costs and other
expenses                                          4,512          7,606         12,067                        24,185
                                              ---------      ---------      ---------      ---------      ---------

    TOTAL CURRENT LIABILITIES                    17,023         10,979         15,447                        43,449
Intercompany                                    (46,388)       307,813         14,862       (276,287)
Long-term and subordinated long-term
    debt                                        250,131                         1,124                       251,255
Other long-term liabilities                                     17,837          8,027                        25,864
Redeemable preferred stock                      109,354                                                     109,354
Total stockholders' equity (deficit)           (115,918)       (77,410)        40,042         37,368       (115,918)
                                              ---------      ---------      ---------      ---------      ---------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY
    (DEFICIT)                                 $ 214,202      $ 259,219      $  79,502      $(238,919)     $ 314,004
                                              =========      =========      =========      =========      =========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002


                                                              DAY
                                                DAY          INTER-
                                              INTER-        NATIONAL       NON-
                                             NATIONAL         INC.      GUARANTOR
                                            GROUP, INC.   (GUARANTOR)  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED

Net sales                                  $                $ 36,913      $ 27,121      $            $ 64,034
Cost of goods sold                                            23,197        16,969                     40,166
                                              --------      --------      --------     --------      --------

    Gross profit                                              13,716        10,152                     23,868
Selling, general and administrative                 38         8,501         5,435                     13,974
Restructuring costs                                              (45)                                     (45)
Amortization of intangibles                                      201                                      201
Management fees                                                  250                                      250
                                              --------      --------      --------     --------      --------

    Operating profit                               (38)        4,809         4,717                      9,488
Other expenses (income):
Equity in (earnings) loss of subsidiaries       (2,076)       (2,835)                     4,911
Interest expense                                               6,703                                    6,703
Other (income) expense                              (1)         (896)          300                       (597)
                                              --------      --------      --------     --------      --------

    Income (loss) before income taxes            2,039         1,837         4,417       (4,911)        3,382
Income tax expense (benefit)                       (15)         (239)        1,582                      1,328
                                              --------      --------      --------     --------      --------

    Net income (loss)                         $  2,054      $  2,076      $  2,835     $ (4,911)     $  2,054
                                              ========      ========      ========     ========      ========

                         DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001

                                                                DAY
                                                 DAY           INTER-
                                                INTER-        NATIONAL      NON-
                                               NATIONAL        INC.      GUARANTOR
                                              GROUP, INC.   (GUARANTOR) SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED

Net sales                                      $             $ 38,398      $ 26,369     $             $ 64,767
Cost of goods sold                                             24,828        17,029                     41,857
                                               --------      --------      --------     --------      --------

    Gross profit                                               13,570         9,340                     22,910
Selling, general and administrative                  19         8,688         5,222                     13,929
Restructuring costs                                               119                                      119
Amortization of intangibles                                     1,043            62                      1,105
Management fees                                                   267                                      267
                                               --------      --------      --------     --------      --------

    Operating profit                                (19)        3,453         4,056                      7,490
Other (income) expense:
 Equity in (earnings) loss of subsidiaries         (355)       (2,493)                     2,848
 Interest expense                                               7,162            25                      7,187
 Other (income) expense                              (3)         (185)          510                        322
                                               --------      --------      --------     --------      --------

    Income (loss) before income taxes               339        (1,031)        3,521       (2,848)          (19)
Income tax expense (benefit)                         (7)       (1,386)        1,028                       (365)
                                               --------      --------      --------     --------      --------

    Net income (loss)                          $    346      $    355      $  2,493     $ (2,848)     $    346
                                               ========      ========      ========     ========      ========

                         DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002


                                                                         DAY
                                                          DAY            INTER-
                                                          INTER-      NATIONAL          NON-
                                                    NATIONAL             INC.        GUARANTOR
                                                    GROUP, INC. (GUARANTOR) SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED

Net sales                                      $              $  73,134      $  52,086      $             $ 125,220
Cost of goods sold                                               46,450         32,870                       79,320
                                               ---------      ---------      ---------     ---------      ---------

   Gross profit                                                  26,684         19,216                       45,900
Selling, general and administrative                   54         16,078         10,246                       26,378
Restructuring costs                                                 118                                         118
Amortization of intangibles                                         401                                         401
Management fees                                                     500                                         500
                                               ---------      ---------      ---------     ---------      ---------

   Operating profit                                  (54)         9,587          8,970                       18,503
Other expenses (income):
 Equity in (earnings) loss of subsidiaries        (3,975)        (5,965)                       9,940
Interest expense                                                 13,472              1                       13,473
Other (income) expense                                (1)        (1,253)           808                         (446)
                                               ---------      ---------      ---------     ---------      ---------

   Income (loss) before income taxes               3,922          3,333          8,161        (9,940)         5,476
Income tax expense (benefit)                         (21)          (642)         2,812                        2,149
                                               ---------      ---------      ---------     ---------      ---------

   Income (loss) before cumulative
   effect of change in accounting
   principles                                      3,943          3,975          5,349        (9,940)         3,327
Cumulative effect of change in
   accounting principles                                                           616                          616
                                               ---------      ---------      ---------     ---------      ---------

   Net income (loss)                           $   3,943      $   3,975      $   5,965     $  (9,940)     $   3,943
                                               =========      =========      =========     =========      =========

                         DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                           DAY
                                            DAY           INTER-
                                           INTER-        NATIONAL        NON-
                                          NATIONAL         INC.       GUARANTOR
                                         GROUP, INC.   (GUARANTOR)   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

 Net sales                             $                $  77,771      $  53,859     $              $ 131,630
 Cost of goods sold                                        50,499         33,894                       84,393
                                         ---------      ---------      ---------     ---------      ---------

     Gross profit                                          27,272         19,965                       47,237
 Selling, general and administrative            43         18,505         10,394                       28,942
 Restructuring costs                                          619                                         619
 Amortization of intangibles                                2,088            129                        2,217
 Management fees                                              542                                         542
                                         ---------      ---------      ---------     ---------      ---------

     Operating profit                          (43)         5,518          9,442                       14,917
 Other (income) expense:
  Equity in (earnings) losses of
     subsidiaries                              384         (5,316)                       4,932
  Interest expense                                         14,395             53                       14,448
  Other (income) expense                        (5)           497            807                        1,299
                                         ---------      ---------      ---------     ---------      ---------

     Income (loss) before income taxes        (422)        (4,058)         8,582        (4,932)          (830)
Income tax expense (benefit)                   (15)        (3,674)         3,266                         (423)
                                         ---------      ---------      ---------     ---------      ---------

     Net income (loss)                   $    (407)     $    (384)     $   5,316     $  (4,932)     $    (407)
                                         =========      =========      =========     =========      =========

                         DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002

                                                             DAY
                                               DAY          INTER-
                                              INTER-       NATIONAL       NON-
                                             NATIONAL        INC.      GUARANTOR
                                            GROUP, INC.  (GUARANTOR)  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                    $ 3,943      $ 3,975      $ 5,965      $(9,940)     $ 3,943
 Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
Cumulative effect of change in
   accounting principles                                                   (616)                     (616)
Depreciation and amortization                                5,861        1,134                     6,995
Equity in (earnings) loss of subsidiaries      (3,975)      (5,965)                    9,940
Deferred income taxes and other                              1,155          (19)                    1,136
Foreign currency (gain) loss                                  (627)         268                      (359)
Non-cash restructuring charge                                  157                                    157
Changes in operating assets and
    liabilities                                  (211)       1,001       (6,189)                   (5,399)
                                              -------      -------      -------      -------      -------
 Net cash provided by (used in)
    operating activities                         (243)       5,557          543                     5,857

Cash Flows From Investing Activities:
Capital expenditures                                        (2,477)        (977)                   (3,454)
                                              -------      -------      -------      -------      -------
 Net cash used in investing activities                      (2,477)        (977)                   (3,454)

Cash Flows From Financing Activities:
Payments on term loan                          (6,300)                                             (6,300)
Net borrowings on credit facilities             4,150                                               4,150
                                              -------      -------      -------      -------      -------
 Net cash provided by (used in)
    financing activities                       (2,150)                                             (2,150)

Intercompany transfers and dividends            1,978       (2,665)         687
Effects of exchange rates on cash                                           (81)                      (81)
                                              -------      -------      -------      -------      -------

Net increase (decrease) in cash and cash
    equivalents                                  (415)         415          172                       172
Cash and cash equivalents at beginning
    of period                                     702         (702)         609                       609
                                              -------      -------      -------      -------      -------
Cash and cash equivalents at end of
    period                                    $   287      $  (287)     $   781      $            $   781
                                              =======      =======      =======      =======      =======

                         DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                              DAY
                                                 DAY         INTER-
                                                INTER-      NATIONAL      NON-
                                               NATIONAL       INC.     GUARANTOR
                                              GROUP, INC. (GUARANTOR) SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
Cash Flows From Operating Activities:
Net income (loss)                              $  (407)     $  (384)     $ 5,316      $(4,932)     $  (407)
 Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
 Depreciation and amortization                                7,564        1,395                     8,959
 Equity in (earnings) loss of subsidiaries         384       (5,316)                    4,932
 Deferred income taxes and other                             (4,160)        (564)                   (4,724)
 Foreign currency loss                                          895          423                     1,318
 Changes in operating assets and
    liabilities                                    461       (1,526)      (1,950)                   (3,015)
                                               -------      -------      -------       ------      -------
   Net cash provided by (used in)
   operating activities                            438       (2,927)       4,620                     2,131

Cash Flows From Investing Activities:
Capital expenditures                                         (4,069)      (2,199)                   (6,268)
                                               -------      -------      -------       ------      -------
 Net cash used in investing activities                       (4,069)      (2,199)                   (6,268)

Cash Flows From Financing Activities:
Payments on term loan                           (1,500)                       (6)                   (1,506)
Net borrowings on credit facilities              5,250                                               5,250
                                               -------      -------      -------       ------      -------
 Net cash provided by (used in)
   financing activities                          3,750                        (6)                    3,744

Intercompany transfers and dividends            (4,011)       6,819       (2,808)
Effects of exchange rates on cash                                           (274)                     (274)
                                               -------      -------      -------       ------      -------

Net increase (decrease) in cash and
 cash equivalents                                  177         (177)        (667)                     (667)
Cash and cash equivalents at
beginning of period                                590         (590)         922                       922
                                               -------      -------      -------       ------      -------

Cash and cash equivalents at end of
    period                                     $   767      $  (767)     $   255       $           $   255
                                               =======      =======      =======       ======      =======

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

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:


                                                                     THREE MONTHS                       SIX MONTHS
                                                                 2002             2001             2002             2001
                                                             $        %         $      %        $        %        $       %
Net sales                                                   64.0    100.0     64.8   100.0    125.2    100.0    131.6   100.0
Costs of goods sold                                         40.1     62.7     41.9    64.6     79.3     63.3     84.4    64.1
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Gross profit                                                23.9     37.3     22.9    35.4     45.9     36.7     47.2    35.9
Selling, general and administrative expense                 14.0     21.8     13.9    21.5     26.4     21.1     29.0    22.0
Restructuring costs                                                            0.1     0.2      0.1      0.1      0.6     0.5
Amortization of intangibles                                  0.2      0.3      1.1     1.7      0.4      0.3      2.2     1.7
Management fees                                              0.2      0.4      0.3     0.4      0.5      0.4      0.5     0.4
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Operating profit                                             9.5     14.8      7.5    11.6     18.5     14.8     14.9    11.3
                                                          ======  =======  =======  ======   ======  =======  =======  ======

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales decreased $0.7 million (1.1%) to $64.0 million. Image Transfer's sales were flat at $51.7 million, primarily as a result of lower sales volume in the United States of $1.6 million, offset by positive foreign currency rate changes of $1.0 million. The lower U.S. Image Transfer sales volume was as a result of the weak U.S. printing industry in the quarter. Textile Products' sales decreased $0.7 million (5.4%) to $12.3 million, primarily as a result of lower sales volume in the United States of $0.6 million and in Europe of $0.4 million, offset by positive foreign currency rate changes of $0.3 million. The lower U.S. Textile Products sales volume was primarily a result of customers consolidating and closing textile mills as a result of weak demand for U.S. produced textile products combined with a lower global demand for spun yarn. The strong U.S. dollar over the past several years has reduced U.S. textile exports and caused an increase of lower-cost textile imports into the United States.

Gross profit increased $1.0 million (4.2%) to $23.9 million. As a percentage of net sales, gross profit increased to 37.3% for the three months ended June 30, 2002, compared to 35.4% for the three months ended June 30, 2001 and 36.0% for the three months ended March 31, 2002, primarily as a result of benefits realized from the restructuring activities performed in the second half of 2001 and the first quarter of 2002.

Selling, general and administrative expense ("SG&A") was flat at $14.0 million. As a percentage of net sales, SG&A increased slightly to approximately 21.8% from 21.5%. Foreign currency translation rate changes had a minimal impact on SG&A in the second quarter of 2002 compared to the second quarter of 2001.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. As of June 30, 2002, final severance payments have been paid to all associates and the remaining reserve of $45 for severance costs was reversed in the second quarter of 2002.

Operating profit increased $2.0 million (26.1%) to $9.5 million, primarily as a result of decrease in amortization of goodwill from the adoption of SFAS No. 142 ($0.9 million) and the higher gross margin. As a percentage of net sales, operating profit increased to 14.8% for the three months ended June 30, 2002, from 11.6% for the comparable period in 2001. Excluding the restructuring charges and the amortization of goodwill in 2001, operating profit as a percentage of net sales would have been 14.8% in 2002 and 13.1% in 2001. Image Transfer's operating profit increased $0.5 million (6.2%) to $8.9 million. As a percentage of net sales, Image Transfer's operating profit increased to 17.3% for the three months ended June 30, 2002, from 16.3% in 2001, primarily as a result of benefits realized from the restructuring activities performed in 2001. Textile

Products' operating profit increased $0.1 million (6.6%) to $2.0 million, excluding the restructuring costs in 2001. As a percentage of net sales, Textile Products' operating profit (excluding the restructuring costs in 2001) increased to 15.9% for the three months ended June 30, 2002, from 14.1% in 2001, primarily as a result of increased margins on sales from the European operations.

Other income was $0.6 million for the three months ended June 30, 2002, compared to other expense of $0.3 million for the three months ended June 30, 2001. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate for the second quarter of 2002 was 39.3%. In 2001 a benefit of $0.4 million was recorded on a slight loss before taxes. The difference in the effective tax rate for 2001 compared to the statutory rates was as a result of non-deductible expenses and international earnings taxable in the United States.

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net sales decreased $6.4 million (4.9%) to $125.2 million. Image Transfer's sales decreased $2.2 million (2.1%) to $102.2 million, primarily as a result of lower sales volume in the United States. The lower U.S. Image Transfer sales volume was as a result of the weak U.S. printing industry in 2002. Textile Products' sales decreased $4.2 million (15.4%) to $23.0 million, primarily as a result of lower sales volume in the United States of $2.6 million and in Europe of $1.6 million. The lower U.S. Textile Products sales volume was primarily a result of customers consolidating and closing textile mills as a result of weak demand for U.S. produced textile products combined with a lower global demand for spun yarn. The strong U.S. dollar over the past several years has reduced U.S. textile exports and caused an increase of lower-cost textile imports into the United States.

Gross profit decreased $1.3 million (2.8%) to $45.9 million. As a percentage of net sales, gross profit increased to 36.7% for the six months ended June 30, 2002, compared to 35.9% for the six months ended June 30, 2001, primarily as a result of benefits realized from the restructuring activities performed in the second half of 2001, offset by lower Textile sales volumes.

Selling, general and administrative expense ("SG&A") decreased $2.6 million (8.9%) to $26.4 million. As a percentage of net sales, SG&A decreased to approximately 21.1% from 22.0%, primarily as a result of benefits realized from the restructuring activities performed in 2001. Foreign currency translation rate changes had a minimal impact on SG&A in the first two quarters of 2002 compared to 2001.

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

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. As of June 30, 2002, final severance payments have been paid to all associates and the remaining reserve of $45 for severance costs was reversed in the second quarter of 2002.

Operating profit increased $3.5 million (23.7%) to $18.5 million, primarily as a result of decrease in amortization of goodwill from the adoption of SFAS No. 142 ($1.8 million) and the reduction in SG&A. As a percentage of net sales, operating profit increased to 14.8% for the six months ended June 30, 2002, from 11.3% for the comparable period in 2001. Excluding the restructuring charges and the amortization of goodwill in 2001, operating profit as a percentage of net sales would have been 14.9% in 2002 and 13.2% in 2001. Image Transfer's operating profit increased $1.9 million (11.3%) to $18.6 million. As a percentage of net sales, Image Transfer's operating profit increased to 18.2% for the six months ended June 30, 2002, from 16.0% in 2001, primarily as a result of benefits realized from the restructuring activities performed in 2001. Textile Products' operating profit decreased $1.0 million (25.8%) to $3.0 million, excluding the restructuring costs in 2002 and 2001 as a result of the large decrease in sales volume. As a percentage of net sales, Textile Products' operating profit (excluding the restructuring costs in 2002 and 2001) decreased to 12.9% for the six months ended June 30, 2002, from 14.7% in 2001, primarily as a result of higher than expected training and startup costs in the first quarter as a result of the recent relocation of production to the Greenville, South Carolina, facility.

Other income was $0.4 million for the six months ended June 30, 2002, compared to other expense of $1.3 million for the six months ended June 30, 2001. The other (income) expense is primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate benefit for the first two quarters of 2002 was 39.2% compared to 51.0% for 2001. The difference in the effective tax rate for 2001 compared to the statutory rates was as a result of non-deductible expenses and international earnings taxable in the United States.

As of January 1, 2002, the Company adopted SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets" and ceased recording amortization of goodwill of approximately $3.7 million per year and recognized pre-tax income of $1.0 million for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition. As of June 30, 2002, the Company has completed the initial review of the recoverability of goodwill and has determined that no impairment of goodwill is indicated.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

Capital expenditures were $3.5 million and $6.3 million for the six months ended June 30, 2002 and 2001, respectively.

As of June 30, 2002, there was $8.3 million outstanding under the Revolving Credit Facility and the Company had approximately $11.3 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation). The Company's aggregate indebtedness at June 30, 2002, is approximately $261.8 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $58.7 million and the Convertible Preferred Stock is $60.4 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $12.7 million at June 30, 2002 and $9.3 million at December 31, 2001. These contracts generally expire within three to twelve months. Foreign currency transaction (gains) losses, included in other (income) expense, were $(0.5) million and $0.3 million for the three months ended June 30, 2002 and 2001 and $(0.3) million and $1.3 million for the six months ended June 30, 2002 and 2001.

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

COMMODITY RISKS

Rubber polymers and fabrics are key components in most of the Image Transfer and Textile products. The Company is exposed to changes in the costs of these components. In addition, Image Transfer's pressroom chemical products are exposed to changes in the cost of certain petroleum-based components. The largest raw material component in the pressroom chemical products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. The Company is evaluating the impact of the recent increase in petroleum prices on its raw material costs and in some markets already has instituted price increases to offset the impact of these increases. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short-term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.

                          PART II   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         (99)     MISCELLANEOUS

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.       Reports on Form 8-K

         On June 4, 2002, the Company filed a Form 8-K disclosing that it had appointed Ernst & Young LLP as independent auditor and dismissed the firm of Arthur Andersen LLP.

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


                  Date:   August 13, 2002       /s/ Thomas J. Koenig
                          ---------------       ---------------------
                                                Thomas J. Koenig
                                                Vice President and
                                                  Chief Financial Officer
                                                (Principal Financial Officer)