Form 10-Q
period 2002-09-30
DAY INTERNATIONAL GROUP INC
filed 2002-11-12
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 23,298 Common Shares of the Company, $0.01 per share par value, outstanding as of November 1, 2002.

                          DAY INTERNATIONAL GROUP, INC.

                                      INDEX


                                                                                      Pages

PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2002 and
         December 31, 2001                                                                3

         Condensed Consolidated Statements of Operations for the three and nine
         months ended September 30, 2002 and 2001                                         4

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2002 and 2001                                                5

         Notes to Condensed Consolidated Financial Statements                           6 - 17

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                     18 - 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     22 - 23

Item 4.  Controls and Procedures                                                          23

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                 24

Signature                                                                                 24

Certifications                                                                          25 - 26

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                 (IN THOUSANDS)


     ASSETS                                                                    2002          2001
Cash and cash equivalents                                                    $     728     $     609
Accounts receivable (less allowance for doubtful
  accounts of $2,565 and $1,949)                                                33,451        29,124
Inventories                                                                     35,236        34,276
Other current assets                                                             8,135         9,474
                                                                             ---------     ---------
     Total current assets                                                       77,550        73,483

Property, plant and equipment, net of accumulated depreciation of $36,901
     and $31,054                                                                73,158        72,216
Goodwill, net of accumulated amortization of $19,614                           126,265       125,334
Intangible assets, net of accumulated amortization of $37,867 and $33,127       28,281        32,554
Other assets                                                                    11,968        10,417
                                                                             ---------     ---------
TOTAL ASSETS                                                                 $ 317,222     $ 314,004
                                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                             $   8,130     $   6,688
Current maturities of long-term debt                                            12,658        12,576
Other current liabilities                                                       23,604        24,185
                                                                             ---------     ---------
     Total current liabilities                                                  44,392        43,449

Long-term and subordinated long-term debt                                      244,894       251,255
Other long-term liabilities                                                     26,695        25,864
Commitments and contingencies
                                                                             ---------     ---------
     Total liabilities                                                         315,981       320,568

Redeemable preferred stock                                                     121,970       109,354

STOCKHOLDERS' EQUITY (DEFICIT):
  Common shares                                                                      1             1
  Contra-equity associated with the assumption of majority shareholder's
     bridge loan                                                               (68,772)      (68,772)
  Retained earnings (deficit)                                                  (48,646)      (41,646)
  Accumulated other comprehensive loss                                          (3,312)       (5,501)
                                                                             ---------     ---------
     Total stockholders' equity (deficit)                                     (120,729)     (115,918)
                                                                             ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $ 317,222     $ 314,004
                                                                             =========     =========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                            THREE MONTHS                  NINE MONTHS
                                                         2002          2001          2002           2001
NET SALES                                              $  66,901     $  61,038     $ 192,121     $ 192,668

COST OF GOODS SOLD                                        42,521        39,890       121,841       124,283
                                                       ---------     ---------     ---------     ---------

GROSS PROFIT                                              24,380        21,148        70,280        68,385

SELLING, GENERAL AND ADMINISTRATIVE                       14,372        13,300        40,750        42,242
RESTRUCTURING COSTS                                                         54           118           673
AMORTIZATION OF INTANGIBLES                                  208         1,115           609         3,332
MANAGEMENT FEES                                              250           250           750           792
                                                       ---------     ---------     ---------     ---------

OPERATING PROFIT                                           9,550         6,429        28,053        21,346

OTHER EXPENSES:
  Interest expense (including amortization of
     deferred financing cost of $587, $576, $1,761
     and $1,728)                                           6,760         7,086        20,233        21,534
  Other (income) expense                                     (63)         (785)         (509)          514
                                                       ---------     ---------     ---------     ---------
                                                           6,697         6,301        19,724        22,048
                                                       ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES                          2,853           128         8,329          (702)

INCOME TAX EXPENSE                                         1,180         1,069         3,329           646
                                                       ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                  1,673          (941)        5,000        (1,348)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     (NET OF TAX EXPENSE OF $394) (Note G)                                               616
                                                       ---------     ---------     ---------     ---------

NET INCOME (LOSS)                                          1,673          (941)        5,616        (1,348)

PREFERRED STOCK DIVIDENDS                                 (4,211)       (3,639)      (12,475)      (10,776)

AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS               (47)          (47)         (141)         (141)
                                                       ---------     ---------     ---------     ---------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
                                                       $  (2,585)    $  (4,627)    $  (7,000)    $ (12,265)
                                                       =========     =========     =========     =========

         See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                  2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $  5,616     $ (1,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Cumulative effect of change in accounting principle                               (616)
  Depreciation and amortization                                                   10,934       13,331
  Deferred income taxes                                                             (622)      (5,035)
  Foreign currency (gain) loss                                                       (10)         516
  Undistributed earnings of investee                                                (264)
  Non-cash restructuring charge                                                      157
  Change in operating assets and liabilities                                      (2,505)      (1,190)
                                                                                --------     --------
     Net cash provided by operating activities                                    12,690        6,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (5,623)      (8,806)
                                                                                --------     --------
     Net cash used in investing activities                                        (5,623)      (8,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                             (9,580)      (1,509)
Net proceeds from revolving credit facility                                        3,150        4,150
                                                                                --------     --------
     Net cash provided by (used in) financing activities                          (6,430)       2,641

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (518)        (203)
                                                                                --------     --------

Net increase (decrease) in cash and cash equivalents                                 119          (94)
Cash and cash equivalents at beginning of period                                     609          922
                                                                                --------     --------

Cash and cash equivalents at end of period                                      $    728     $    828
                                                                                --------     --------
NON-CASH TRANSACTIONS:
  Preferred stock dividends                                                     $ 12,475     $ 10,776
                                                                                --------     --------

  Amortization of preferred stock discount                                      $    141     $    141
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

B.       INVENTORIES

Inventories as of September 30, 2002 and December 31, 2001, consist of:

                                                      2002             2001

Finished goods                                       $19,615         $19,094
Work in process                                        5,350           3,932
Raw materials                                         10,271          11,250
                                                     -------         -------
                                                     $35,236         $34,276
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

                                                   THREE MONTHS                 NINE MONTHS
                                                2002            2001         2002         2001
Third party sales:
  Image Transfer                              $  54,054     $  49,053     $ 156,226     $ 153,446
  Textile Products                               12,847        11,985        35,895        39,222
                                              ---------     ---------     ---------     ---------
     Total                                    $  66,901     $  61,038     $ 192,121     $ 192,668
                                              =========     =========     =========     =========

Segment operating profit:
  Image Transfer                              $   9,039     $   7,646     $  27,670     $  24,392
  Textile Products                                1,986         1,413         4,949         5,403
                                              ---------     ---------     ---------     ---------
     Total                                    $  11,025     $   9,059     $  32,619     $  29,795
                                              =========     =========     =========     =========

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

                                                    THREE MONTHS               NINE MONTHS
                                                  2002          2001         2002          2001
Segment operating profit                      $  11,025     $   9,059     $  32,619     $  29,795
APB #16 depreciation and amortization              (892)       (1,091)       (2,703)       (3,246)
Non-allocated corporate expenses                   (125)         (120)         (386)         (406)
Restructuring costs                                               (54)         (118)         (673)
Amortization of intangibles                        (208)       (1,115)         (609)       (3,332)
Management fees                                    (250)         (250)         (750)         (792)
                                              ---------     ---------     ---------     ---------

     Total operating profit                   $   9,550     $   6,429     $  28,053     $  21,346
                                              =========     =========     =========     =========

D.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended September 30, 2002 and 2001 was $1,993 and $(153). Total comprehensive income
(loss) for the nine months ended September 30, 2002 and 2001 was $7,805 and $(1,441).

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

F.       RESTRUCTURING COSTS

Pre-tax charges of $673 were recorded in the first three quarters of 2001 for severance and termination costs for relocating the Textile Products operations from the Asheville, North Carolina, facility to the Greenville, South Carolina, facility. During the first quarter of 2002, the Company incurred additional relocation costs of $109, recorded a charge of $157 for write-off of fixed assets and recorded a reversal of $103 of the reserve for severance costs. As of September 30, 2002, final severance payments have been paid to 49 associates.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. The Company is attempting to sell the land and building. As of September 30, 2002, final severance payments have been paid to all associates and the remaining reserve of $45 for severance costs was reversed in the second quarter of 2002.

A pre-tax charge of $988 was recorded during the fourth quarter of 2001 for severance costs for 21 associates, costs for relocating the Pressroom Chemicals' German sales office and the U.S. sales and administrative functions and loss on the sale of fixed assets. As of September 30, 2002, final severance payments have been paid to 20 associates.

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2002:

                                                     TEXTILE    IMAGE
                                                    PRODUCTS   TRANSFER

Balance at December 31, 2001                        $   392     $ 1,508
Reversal of reserve                                    (103)
Charges against the reserve for:
     Severance costs                                   (193)       (549)
     Facility shutdown                                             (417)
                                                    -------     -------
Balance at March 31, 2002                                96         542
Reversal of reserve                                                 (45)
Charges against the reserve for:
     Severance costs                                    (46)       (160)
     Facility shutdown                                              (32)
                                                    -------     -------
Balance at June 30, 2002                                 50         305
Charges against the reserve for:
     Severance costs                                    (50)        (80)
     Facility shutdown                                              (21)
                                                    -------     -------
 Balance at September 30, 2002
                                                    $           $   204
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

The following is a reconciliation from reported net income (loss) to net income
(loss) adjusted for the amortization of goodwill and the deferred credit related to an excess over cost:

                                                       THREE MONTHS             NINE MONTHS
                                                       2002       2001        2002       2001
Income (loss) before cumulative effect of change in
     accounting principle-as reported                  $ 1,673    $  (941)    $ 5,000    $(1,348)
Amortization of goodwill and deferred credits-net
     of tax benefit                                                   558                  1,666
                                                       -------    -------     -------    -------
Adjusted income (loss) before cumulative effect of
     change in accounting principle                    $ 1,673    $  (383)    $ 5,000    $   318
                                                       =======    =======     =======    =======

H.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of September 30, 2002 and December 31, 2001, and the supplemental combining condensed statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002

                                                     DAY
                                            DAY     INTER-
                                          INTER-   NATIONAL        NON-
                                        NATIONAL      INC.        GUARANTOR
                                       GROUP, INC.(GUARANTOR)  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
ASSETS
Cash and cash equivalents             $     812    $    (812)    $     728    $            $     728
Accounts receivable-net                               13,073        20,378                    33,451
Inventories                                           20,231        15,005                    35,236
Other current assets                                   5,744         2,391                     8,135
                                      ---------    ---------     ---------    ---------     ---------

     TOTAL CURRENT ASSETS                   812       38,236        38,502                    77,550
Intercompany                            256,373       (3,078)        3,078     (256,373)
Property, plant and equipment, net                    47,974        25,184                    73,158
Investment in subsidiaries              (43,494)      32,688       (4,918)       15,724
Intangible and other assets                          150,751        15,763                   166,514
                                      ---------    ---------     ---------     --------     ---------

     TOTAL ASSETS                     $ 213,691     $ 266,571     $ 77,609    $(240,649)    $ 317,222
                                      =========     =========     ========    =========     =========

LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)
Accounts payable                      $            $   3,414     $   4,716     $            $   8,130
Current maturities of long-term
     debt                                12,511                        147                     12,658
Other current liabilities                 4,330        7,366        11,908                     23,604
                                      =--------     ---------     --------    ---------     ---------

     TOTAL CURRENT LIABILITIES           16,841       10,780        16,771                    44,392
Intercompany                            (48,252)     312,175         1,961     (265,884)
Long-term and subordinated
     long-term debt                     243,861                      1,033                    244,894
Other long-term liabilities                           18,317         8,378                     26,695
Redeemable preferred stock              121,970                                               121,970
Total stockholders' equity
     (deficit)                         (120,729)     (74,701)       49,466       25,235      (120,729)
                                      ---------    ---------     ---------      --------     ---------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)   $ 213,691    $ 266,571     $  77,609    $(240,649)    $ 317,222
                                      =========    =========     =========    =========     =========

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET

                                DECEMBER 31, 2001


                                                               DAY           DAY
                                                               INTER-        INTER-         NON-
                                                              NATIONAL     NATIONAL INC.  GUARANTOR
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
                                                              =========     =========     =========     =========    =========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                                DAY
                                                DAY           INTER-
                                                Inter-       NATIONAL       NON-
                                                national       INC.       GUARANTOR
                                                Group, Inc. (GUARANTOR)  SUBSIDIARIES ELIMINATIONS CONSOLIDATED

Net sales                                       $            $ 38,462     $ 28,439     $            $ 66,901
Cost of goods sold                                             24,348       18,173                    42,521
                                                --------     --------     --------     --------     --------

      Gross profit                                             14,114       10,266                    24,380
Selling, general and administrative                    1        8,364        6,007                    14,372
Amortization of intangibles                                       208                                    208
Management fees                                                   250                                    250
                                                --------     --------     --------     --------     --------
      Operating profit                                (1)       5,292        4,259                     9,550
Other expenses (income):
  Equity in (earnings) of subsidiaries            (1,673)      (2,379)                    4,052
  Interest expense                                              6,699           61                     6,760
  Other (income) expense                              (1)        (281)         219                       (63)
                                                --------     --------     --------     --------     --------
      Income before income taxes                   1,673        1,253        3,979       (4,052)       2,853
Income tax expense (benefit)                                     (420)       1,600                     1,180
                                                --------     --------     --------     --------     --------
      Net income                                $  1,673     $  1,673     $  2,379     $ (4,052)    $  1,673
                                                ========     =========    ========     ========     ========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001


                                                                DAY
                                                DAY           INTER-
                                                Inter-       NATIONAL       NON-
                                                national       INC.       GUARANTOR
                                                Group, Inc. (GUARANTOR)  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
Net sales                                      $            $ 37,224     $ 23,814     $            $ 61,038
Cost of goods sold                                            24,183       15,707                    39,890
                                               --------     --------     --------     --------     --------
      Gross profit                                            13,041        8,107                    21,148
Selling, general and administrative                   5        8,330        4,965                    13,300
Restructuring costs                                               54                                     54
Amortization of intangibles                                    1,040           75                     1,115
Management fees                                                  250                                    250
                                               --------     --------     --------     --------     --------
      Operating profit                               (5)       3,367        3,067                     6,429
Other (income) expense:
  Equity in (earnings) loss of subsidiaries         939       (1,345)                      406
  Interest expense                                             7,060           26                     7,086
  Other (income) expense                             (1)        (929)         145                      (785)
                                               --------     --------     --------     --------     --------
      Income (loss) before income taxes            (943)      (1,419)       2,896         (406)         128
Income taxes (benefit)                               (2)        (480)       1,551                     1,069
                                               --------     --------     --------     --------     --------
      Net income (loss)                        $   (941)    $   (939)    $  1,345     $   (406)    $   (941)
                                               ========     ========     ========     ========     ========

                         DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                            DAY
                                                DAY        INTER-
                                              INTER-      NATIONAL       NON-
                                             NATIONAL        INC.     GUARANTOR
                                            GROUP, INC.  (GUARANTOR) SUBSIDIARIES ELIMINATIONS CONSOLIDATED

Net sales                                   $             $ 111,596     $80,525     $            $ 192,121
Cost of goods sold                                           70,798      51,043                    121,841
                                            ---------     ---------      ------     ---------     --------

        Gross profit                                         40,798      29,482                     70,280
Selling, general and administrative                55        24,442      16,253                     40,750
Restructuring costs                                             118                                    118
Amortization of intangibles                                     609                                    609
Management fees                                                 750                                    750
                                            ---------     ---------      ------     ---------     --------

        Operating profit                          (55)       14,879      13,229                     28,053
Other expenses (income):
  Equity in (earnings) loss of subsidiaries    (5,648)       (8,344)                   13,992
  Interest expense                                           20,171          62                     20,233
  Other (income) expense                           (2)       (1,534)      1,027                       (509)
                                            ---------     ---------      ------     ---------     --------

        Income before income taxes              5,595         4,586      12,140       (13,992)       8,329
Income tax expense (benefit)                      (21)       (1,062)      4,412                      3,329
                                            ---------     ---------      ------     ---------     --------
        Income before cumulative effect
         of change in accounting
         principles                             5,616         5,648       7,728       (13,992)       5,000
Cumulative effect of change in
accounting principles                                                       616                        616
                                            ---------     ---------      ------     ---------     --------
        Net income                          $   5,616     $   5,648      $8,344     $ (13,992)    $  5,616
                                            =========     =========      ======     =========     ========


                         DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                             DAY
                                               DAY          INTER-
                                              INTER-       NATIONAL        NON
                                             NATIONAL         INC.      GUARANTOR
                                            GROUP, INC.   (GUARANTOR)  SUBSIDIARIES ELIMINATIONS CONSOLIDATED

Net sales                                   $             $114,995       $77,673    $             $192,668
Cost of goods sold                                          74,682        49,601                   124,283
                                            ---------     ---------      ------     ---------     --------

        Gross profit                                        40,313        28,072                    68,385
Selling, general and administrative                48       26,835        15,359                    42,242
Restructuring costs                                            673                                     673
Amortization of intangibles                                  3,128           204                     3,332
Management fees                                                792                                     792
                                            ---------     ---------      ------     ---------     --------
        Operating profit                          (48)       8,885        12,509                    21,346
Other (income) expense:
  Equity in (earnings) loss of subsidiaries     1,323       (6,664)                     5,341
  Interest expense                                          21,455            79                    21,534
  Other (income) expense                           (6)        (429)          949                       514
                                            ---------     ---------      ------     ---------     --------
        Income (loss) before income taxes      (1,365)      (5,477)       11,481       (5,341)        (702)
Income taxes (benefit)                            (17)      (4,154)        4,817                       646
                                            ---------     ---------      ------     ---------     --------
        Net income (loss)                   $  (1,348)    $ (1,323)      $ 6,664    $  (5,341) $    (1,348)
                                            =========     ========       =======    =========  ===========

                         DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                           DAY
                                               DAY         INTER-
                                              INTER-      NATIONAL        NON-
                                             NATIONAL       INC.       GUARANTOR
                                            GROUP, INC.  (GUARANTOR)  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                  $   5,616     $   5,648      $ 8,344   $  (13,992)    $  5,616
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
  Cumulative effect of change in accounting
   principles                                                               (616)                     (616)
  Depreciation and amortization                               8,934        2,000                    10,934
  Equity in (earnings) loss of subsidiaries    (5,648)       (8,344)                   13,992
  Deferred income taxes and other                              (588)         (34)                     (622)
  Foreign currency (gain) loss                                 (160)         150                       (10)
  Undistributed earnings of investee                           (264)                                  (264)
  Non-cash restructuring charge                                 157                                    157
  Changes in operating assets and liabilities    (183)        1,531       (3,853)                   (2,505)
                                            ---------     ---------     --------    ---------     --------
    Net cash provided by (used in)
     operating activities                        (215)        6,914        5,991                    12,690

Cash Flows From Investing Activities:
Capital expenditures                                         (3,375)      (2,248)                  (5,623)
                                            ---------     ---------     --------    ---------     --------
  Net cash used in investing activities                      (3,375)      (2,248)                  (5,623)

Cash Flows From Financing Activities:
Payments on term loan                          (9,450)                      (130)                   (9,580)
Net borrowings on credit facilities             3,150                                                3,150
                                            ---------     ---------     --------    ---------     --------
  Net cash used in financing activities        (6,300)                      (130)                   (6,430)

Intercompany transfers and dividends            6,625        (3,649)      (2,976)
Effects of exchange rates on cash                                           (518)                     (518)
                                            ---------     ---------     --------    ---------     --------

Net increase (decrease) in cash and
 cash equivalents                                 110          (110)         119                       119
Cash and cash equivalents at beginning
  of period                                       702          (702)         609                       609
                                            ---------     ---------      ------    ----------     --------
Cash and cash equivalents at end of period  $     812     $    (812)   $     728   $              $    728
                                            =========     =========    =========   ==========     ========

                         DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                             DAY
                                               DAY         INTER-
                                              INTER-       NATIONAL       NON
                                             NATIONAL       INC.       GUARANTOR
                                            GROUP, INC.  (GUARANTOR)  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
Cash Flows From Operating Activities:
Net income (loss)                           $  (1,348)    $  (1,323)     $6,664    $   (5,341)    $ (1,348)
  Adjustments to reconcile net
    income (loss) to net cash provided by
    operating activities:
  Depreciation and amortization                              11,297       2,034                     13,331
  Equity in (earnings) loss of subsidiaries     1,323        (6,664)                    5,341
  Deferred income taxes and other                            (4,817)       (218)                    (5,035)
  Foreign currency loss                                         120         396                        516
  Changes in operating assets and liabilities     484         1,709      (3,383)                    (1,190)
                                            ---------     ---------      ------     ---------     --------
    Net cash provided by operating activities     459           322       5,493                      6,274

Cash Flows From Investing Activities:
Capital expenditures                                         (5,669)     (3,137)                    (8,806)
                                            ---------     ---------      ------     ---------     --------
  Net cash used in investing activities                      (5,669)     (3,137)                    (8,806)

Cash Flows From Financing Activities:
Payments on term loan                          (1,500)                       (9)                    (1,509)
Net borrowings on credit facilities             4,150                                                4,150
                                            ---------     ---------      ------     ---------     --------
  Net cash provided by (used in)
  financing activities                          2,650                        (9)                     2,641

Intercompany transfers and dividends           (3,335)        5,573      (2,238)
Effects of exchange rates on cash                                          (203)                      (203)
                                            ---------     ---------      ------     ---------     --------
Net increase (decrease) in cash and cash
  equivalents                                    (226)          226         (94)                       (94)
Cash and cash equivalents at beginning
  of period                                       590          (590)        922                        922
                                            ---------     ---------      ------     ---------     --------
Cash and cash equivalents at end of period  $     364     $    (364)     $  828     $             $    828
                                            =========     =========      ======     =========     ========

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

Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to (i) the effect of leverage, including the limitations imposed by the Company's various debt instruments; (ii) risks related to significant operations in foreign countries, including the translation of operating results to the U.S. dollar; (iii) the timely development and market acceptance of new products; (iv) the effect of competitive products and pricing; (v) the effect of changing general and industry specific economic conditions; (vi) the effect of environmental regulations; and (vii) the potential for technology obsolescence.

While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that any such forward-looking statements will be achieved or accomplished. The Company is under no obligation to update any forward-looking statements to the extent it becomes aware that they are not achieved or likely to be achieved for any reason.

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

                                                       THREE MONTHS                         NINE MONTHS
                                                    2002             2001            2002              2001
                                                  $      %        $      %        $         %        $          %
Net sales                                       66.9   100.0     61.0   100.0    192.1    100.0    192.7    100.0
Costs of goods sold                             42.5    63.6     39.9    65.4    121.8     63.4    124.3     64.5
                                               -----   -----    -----   -----    -----    -----    -----    -----
Gross profit                                    24.4    36.4     21.1    34.6     70.3     36.6     68.4     35.5
Selling, general and administrative expense     14.4    21.5     13.3    21.8     40.7     21.2     42.3     21.9
Restructuring costs                                               0.1     0.1      0.1      0.1      0.7      0.4
Amortization of intangibles                      0.2     0.3      1.1     1.8      0.6      0.3      3.3      1.7
Management fees                                  0.2     0.3      0.2     0.4      0.8      0.4      0.8      0.4
                                               -----   -----    -----   -----    -----    -----    -----    -----
Operating profit                                 9.6    14.3      6.4    10.5     28.1     14.6     21.3     11.1
                                               =====   =====    =====   =====    =====    =====    =====    =====

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales increased $5.9 million (9.6%) to $66.9 million. Image Transfer's sales increased $5.0 million (10.2%) to $54.1 million, primarily as a result of higher export sales from the United States and in Europe ($4.3 million) and by positive foreign currency rate changes of $1.5 million offset by lower sales volume in the United States of $1.0 million. The lower U.S. Image Transfer sales volume was as a result of the continuing weak U.S. printing industry. Textile Products' sales increased $0.9 million (7.2%) to $12.8 million, primarily as a result of higher sales volume in the United States of $0.3 million and by positive foreign currency rate changes of $0.6 million.

Gross profit increased $3.2 million (15.3%) to $24.4 million. As a percentage of net sales, gross profit increased to 36.4% for the three months ended September 30, 2002, compared to 34.6% for the three months ended September 30, 2001, primarily as a result of benefits realized from the restructuring activities performed in the second half of 2001 and the first quarter of 2002. Gross profit has continued to be negatively affected by lower manufacturing yields of digital products than expected during initial startup.

Selling, general and administrative expense ("SG&A") increased $1.1 million (8.1%) to $14.4 million. As a percentage of net sales, SG&A decreased slightly to approximately 21.5% from 21.8%. Foreign currency translation rate changes increased SG&A by $0.4 million in the third quarter of 2002 compared to the third quarter of 2001.

Operating profit increased $3.1 million (48.5%) to $9.6 million, primarily as a result of decrease in amortization of goodwill from the adoption of SFAS No. 142 ($0.9 million) and the higher gross margin, offset by higher SG&A expenses. As a percentage of net sales, operating profit increased to 14.3% for the three months ended September 30, 2002, from 10.5% for the comparable period in 2001. Excluding the restructuring charges and the amortization of goodwill in 2001, operating profit as a percentage of net sales would have been 14.3% in 2002 and 12.1% in 2001. Image Transfer's operating profit increased $1.4 million (18.2%) to $9.0 million. As a percentage of net sales, Image Transfer's operating profit increased to 16.7% for the three months ended September 30, 2002, from 15.6% in 2001, primarily as a result of benefits realized from the restructuring activities performed in 2001. Textile Products' operating profit increased $0.6 million (40.6%) to $2.0 million, excluding the restructuring costs in 2001. As a percentage of net sales, Textile Products' operating profit (excluding the restructuring costs in 2001) increased to 15.5% for the three months ended September 30, 2002, from 11.8% in 2001, primarily as a result of increased margins on sales from the U.S. operations.

Other income was $0.1 million for the three months ended September 30, 2002, compared to other income of $0.8 million for the three months ended September 30, 2001. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate for the third quarter of 2002 was 41.4%. In 2001 the Company recorded income tax expense on a loss before taxes. This effect was a result of non-deductible expenses and international earnings taxable in the United States.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales decreased $0.5 million (0.3%) to $192.1 million. Image Transfer's sales increased $2.8 million (1.8%) to $156.2 million, primarily as a result of higher export sales from the United States and in Europe ($4.4 million) and by positive foreign currency rate changes of $1.5 million offset by lower sales volume in the United States of $5.5 million. The lower U.S. Image Transfer sales volume was as a result of the continuing weak U.S. printing industry in 2002. Textile Products' sales decreased $3.3 million (8.5%) to $35.9 million, primarily as a result of lower sales volume in the United States of $2.4 million and in Europe of $1.5 million, offset by positive foreign currency rate changes of $0.6 million. The lower U.S. Textile Products sales volume was primarily a result of customers consolidating and closing textile mills as a result of weak demand for U.S. produced textile products combined with a lower global demand for spun yarn. The strong U.S. dollar over the past several years has reduced U.S. textile exports and caused an increase of lower-cost textile imports into the United States.

Gross profit increased $1.9 million (2.8%) to $70.3 million. As a percentage of net sales, gross profit increased to 36.6% for the nine months ended September 30, 2002, compared to 35.5% for the nine months ended September 30, 2001, primarily as a result of benefits realized from the restructuring activities performed in the second half of 2001, offset by lower Textile sales volumes. Gross profit has continued to be negatively affected by lower manufacturing yields of digital products than expected during initial startup.

Selling, general and administrative expense ("SG&A") decreased $1.5 million (3.5%) to $40.7 million. As a percentage of net sales, SG&A decreased to approximately 21.2% from 21.9%, primarily as a result of benefits realized from the restructuring activities performed in 2001. Foreign currency translation rate changes increased SG&A by $0.4 million in the first three quarters of 2002 compared to 2001.

A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs to relocate the Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. During the first quarter of 2002, the Company reversed $0.1 million of the reserve. Additionally, a pre-tax charge of $0.3 million has been recorded in the first quarter ended of 2002 for relocation of machinery and equipment and write-off of abandoned assets.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3.0 million was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. As of June 30, 2002, final severance payments have been paid to all associates and the remaining reserve of $0.1 million for severance costs was reversed in the second quarter of 2002.

Operating profit increased $6.7 million (31.4%) to $28.1 million, primarily as a result of decrease in amortization of goodwill from the adoption of SFAS No. 142 ($2.7 million), the higher gross margin and the reduction in SG&A. As a percentage of net sales, operating profit increased to 14.6% for the nine months ended September 30, 2002, from 11.1% for the comparable period in 2001. Excluding the restructuring charges and the amortization of goodwill in 2001, operating profit as a percentage of net sales would have been 14.6% in 2002 and 12.8% in 2001. Image Transfer's operating profit increased $3.3 million (13.4%) to $27.7 million. As a percentage of net sales, Image Transfer's operating profit increased to 17.7% for the nine months ended September 30, 2002, from 15.9% in 2001, primarily as a result of benefits realized from the restructuring activities performed in 2001. Textile Products' operating profit decreased $0.5 million (8.4%) to $4.9 million, excluding the restructuring costs in 2002 and 2001, as a result of the decrease in sales volume. As a percentage of net sales, Textile Products' operating profit (excluding the restructuring costs in 2002 and 2001) was flat at 13.8% for the nine months ended September 30, 2002, compared to 2001.

Other income was $0.5 million for the nine months ended September 30, 2002, compared to other expense of $0.5 million for the nine months ended September 30, 2001. The other (income) expense is primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate benefit for the first three quarters of 2002 was 40.0%. The Company recorded income tax expense for 2001 on a loss before taxes. This effect is a result of non-deductible expenses and international earnings taxable in the United States.

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

Capital expenditures were $5.6 million and $8.8 million for the nine months ended September 30, 2002 and 2001, respectively.

As of September 30, 2002, there was $7.3 million outstanding under the Revolving Credit Facility and the Company had approximately $12.2 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation). The Company's aggregate indebtedness at September 30, 2002, is approximately $257.6 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $60.5 million and the Convertible Preferred Stock is $62.9 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $9.0 million at September 30, 2002 and $9.3 million at December 31, 2001. These contracts generally expire within three to twelve months. Foreign currency transaction (gains) losses, included in other (income) expense, were $0.3 million and $(0.8) million for the three months ended September 30, 2002 and 2001 and zero and $0.5 million for the nine months ended September 30, 2002 and 2001.

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

COMMODITY RISKS

Rubber polymers and fabrics are key components in most of the Image Transfer and Textile products. The Company is exposed to changes in the costs of these components. In addition, Image Transfer's pressroom chemical products are exposed to changes in the cost of certain petroleum-based components. The largest raw material component in the pressroom chemical products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short-term effect until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. In addition, a system of disclosure controls is maintained to ensure that information required to be disclosed is recorded, processed, summarized and reported in a timely manner to management responsible for the preparation and reporting of the Company's financial information.

Management assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months and nine months ended September 30, 2002. To the best of management's knowledge, there were no changes in the internal control and disclosure control systems subsequent to September 30, 2002, that would significantly affect the control systems.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         (99)     ADDITIONAL EXHIBITS

                  99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

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

                                    Day International Group, Inc.
                                    -----------------------------
                                              (Registrant)


Date:   November 11, 2002        By:   /s/ Thomas J. Koenig
                                     -----------------------------
                                     Thomas J. Koenig
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)

                                 CERTIFICATIONS

I, Dennis R. Wolters, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Day International Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002               By: /s/ Dennis R Wolters
                                          -----------------------------
                                       Dennis R. Wolters
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

I, Thomas J. Koenig, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Day International Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002                 By:  /s/ Thomas J. Koenig
                                              -----------------------------
                                         Thomas J. Koenig
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer
                                         and Principal Accounting Officer)