Form 10-K
period 2002-12-31
DAY INTERNATIONAL GROUP INC
filed 2003-03-31
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes      No  X

At the close of business on March 1, 2003:
        Number of shares of common stock outstanding              23,298
        Aggregate market value of the Company's voting and non-
        voting common stock held by non-affiliates               $     0

DOCUMENTS INCORPORATED BY REFERENCE - None

Except as otherwise stated or unless the context otherwise requires, references to the "Company" include Day International Group, Inc., a Delaware corporation that is the Registrant, and each of its subsidiaries. The Company's address is P.O. Box 338, 130 West Second Street, Dayton, Ohio 45401-0338, and its telephone number is (937) 224-4000. The Company's periodic reports filed with the Securities and Exchange Commission ("SEC") are available at the SEC's website (www.sec.gov).

Except as otherwise stated, the information contained in this report is given as of December 31, 2002, the end of the Company's latest fiscal year.

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

Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to (i) the effect of leverage, including the limitations imposed by the Company's various debt instruments; (ii) risks related to significant operations in international countries, including the translation of operating results to the U.S. dollar;
(iii) the timely development and market acceptance of new products; (v) the effect of competitive products and pricing; (v) the effect of changing general and industry specific economic conditions; (vi) the effect of environmental regulations; and (vii) the potential for technology obsolescence.

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

                                     PART I

ITEM 1. BUSINESS

COMPANY BACKGROUND

The Company is one of the world's leading producers of precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and consumable fiber handling products for the textile industry. The Company consists of two segments: the Image Transfer segment and the Textile Products segment. The Image Transfer segment consists of the Transfer Media division and the Pressroom Chemicals division. The Transfer Media division is the world's largest designer, manufacturer and marketer of high-quality printing blankets and sleeves for use in offset printing. The Company estimates that in 2002 it had the number one market share in offset-printing blankets and sleeves in North America and worldwide. The Company is one of the world's largest manufacturers and marketers of sleeves for use in flexographic printing. The Pressroom Chemicals division is a leading worldwide supplier of pressroom chemicals to the printing industry and also manufactures the Kompac brand of automatic dampening systems for printing presses. The Textile Products segment is one of the world's largest manufacturers and marketers of precision engineered rubber cots, aprons and other fabricated rubber fiber handling components sold to textile yarn spinners worldwide.

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

IMAGE TRANSFER

The Image Transfer segment specializes in selling consumable products to the graphic arts (printing) industry, primarily those used in offset printing. Offset is the primary printing process for long-run, high-speed applications, such as the printing of magazines, annual reports, catalogs, direct mail and newspapers. Flexographic and digital, two other printing processes, are currently used primarily in short-run, lower speed applications, such as for printing brochures and packaging material. The Company believes that applications for image transfer products within flexographic and digital printing processes will increase significantly and that advances in digital technologies will complement offset printing processes and will provide additional opportunities for consumable products. It is generally expected that the demand for these processes will grow rapidly and that they will be used for an increasing amount of printing jobs. If these other technologies develop so that they compete effectively with offset printing in the high-speed, long-run segment of the printing industry, and such technologies are widely adopted, the business of Image Transfer could be adversely affected. There can be no assurance that the Company will be able to effectively develop products for these technologies or to maintain its market leadership if such processes replace offset printing to any significant extent. The Company is developing blankets, sleeves and belts for these new printing machine technologies in conjunction with the companies working on the printing machine technologies. Due to the large number of offset printing presses installed in the United States, management expects that the offset process will continue to be the method of choice for high-quality, low-cost, long runs. Products designed for use in offset printing generate the majority of the sales of Image Transfer.

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

The Company's leading printing blankets are the 9500 dayGraphica(R), 4000 dayGraphica(R), 3000 Patriot(R), 3610 dayGraphica(R), 8500 AccuDot(R), QuantaLith(R) Gold and QuantaLith(R) Blue lines, which produce high-quality images, particularly on high-speed printing presses. The Freedom brand was introduced in 2001 to address the group of customers who were looking for an economically priced product where quality was a secondary consideration. In addition to its traditional line of printing blankets, the Company is one of four global licensees to manufacture tubular, seamless printing sleeves for use on Heidelberg Web Press, Inc.'s "gapless" webpresses. During 2002, the Company and Heidelberg revised the license agreement such that Day will be the exclusive licensee after the expiration of the other licensees' agreements through June 2004.

During the latter part of 2001, the Company began producing consumable products for digital printing presses. Sales of these products are expected to grow over the next couple of years as digital printing presses are sold that utilize these products. The Company is evaluating the production of other prototypes for new short-run color printing processes.

Transfer Media manufactures a wide array of sleeves used in the flexographic printing process under the Rotec name. Rotec gained industry prominence in 1993 with the introduction of the compressible sleeve, a product innovation enabling flexographic printers to achieve higher levels of print quality. The base technology for the flexographic sleeve has the potential for use in other printing segments as well (e.g., gravure and offset), which may expand the market segments for sleeve technology.

Transfer Media also manufactures and sells two lines of specialty products consisting of (i) pre-inked porous rolls for use in business machines, automated bank teller machines, ticket machines and credit card imprinters and (ii) cast urethane mats used by the box board corrugating industry as a backing material in cutting operations. The Company sells printing accessories such as cylinder packing papers and aluminum bars for mounting blankets onto press cylinders. In addition, the Company sells custom rubber compounds to several wire coaters in Europe.

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

Pressroom Chemicals has created a family of fountain solutions, which are used to prevent ink from migrating to non-print areas of the printing plate, to cover all requirements from high-speed web printing presses down to small offset duplicating printing presses. The fountain solutions and fountain additives are adjusted for water condition and properly balanced and fortified to improve print quality and press productivity. Pressroom Chemicals has created a line of alcohol-free fountain solutions formulated to eliminate the use of isopropyl alcohol from the process thus improving the pressroom environment.

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

Image Transfer's sales force calls directly on end-users and promotes the quality and technical features of the Company's products to pressroom foremen, purchasing agents, plant managers and press operators. Depending on the market and product, the end-users can then order directly from the Company or through authorized converters or dealers. Image Transfer distributes a majority of its products through a large network of converters who buy and cut printing blanket rolls to customized orders and dealers and sub-dealers who buy finished products, store inventory and hold receivables. Converters are value-added dealers who typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. The Company believes that it has one of the most effective networks of converters and dealers in the industry. The sales force works closely with converters and dealers, through joint calling efforts on end-users and training programs. In addition, the sales and technical associates work directly with large end-users to identify the printing blankets and sleeves that best suit that printer's particular needs and formulate solutions to complex printing problems. Sales made to Network Distribution International, Inc. ("NDI"), a major U.S. converter, accounted for approximately 10% of total net sales in 2002 and 2001 and 12% in 2000. The Company's sales to NDI are not governed by a written contract between the parties. In the event that NDI was to significantly reduce or terminate its purchases of blankets and sleeves from the Company, the Company's financial condition or results of operations could be adversely affected. The Company has not received any indication that NDI intends to discontinue or otherwise substantially reduce its relationship with the Company.

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

Other products and services include ribbons (take-up roll covering), cot installation presses, various other accessories and reconditioning services.

Textile Products' product development has allowed the Company to diversify into new markets. The Company has developed specialty lines of aprons including glass-forming aprons, which are used to make glass fiber from liquid glass, and texturizing aprons, which are used to finish certain types of synthetic filaments. Textile Products also makes bolsters and rubber shrinkage belts for use in pre-shrinking processes, such as those used for denim, as well as rubber-covered industrial rollers for textile and other industrial applications.

Sales and Distribution

The Company believes that the quality, technical proficiency and experience of its Textile Products sales force distinguishes its marketing efforts from those of competitors. Textile Products' sales professionals have extensive knowledge of the spinning and weaving process. The sales force markets its products directly to end-users, primarily textile mills, and original equipment manufacturers.

RAW MATERIALS

Rubber polymers are a key component in most of the products of Transfer Media and Textile Products. The Pressroom Chemicals division purchases approximately 200 different raw materials from a variety of key national suppliers, and holds supply agreements with many of them. However, no single supplier accounts for more than 10% of total raw material costs. The largest raw material component for Pressroom Chemicals is petroleum distillates, such as aliphatics and aromatics. Raw material purchases accounted for approximately 50% of cost of goods sold for the Company's products during 2002, 2001 and 2000. Various fabrics and rubber represented approximately 30% of all raw materials purchased in each of 2002, 2001 and 2000. The Company has developed contingency plans to address any supply line disruptions, including identifying alternative sources and maintaining a safety stock of critical raw materials.

The Company is exposed to fluctuations in petroleum prices on certain raw material costs and historically has been able to pass on price increases to customers.

The Company purchases its raw material requirements from a number of suppliers on a purchase order basis, and the Company believes that there are sufficient sources of supply for the foreseeable future.

RESEARCH AND DEVELOPMENT

The research and development staff is focused on current product and process improvement efforts, as well as development of new consumables for future Image Transfer and Textile Products processes. The Company's active patents have been important to its existing product line, and increased emphasis is being placed on new product technologies. Active efforts to obtain additional patents are underway on a variety of technologies, including certain process patents.

In addition to its extensive patent and trademark portfolio, the Company has a variety of working agreements with key partners in the image transfer business. These agreements and other efforts with Original Equipment Manufacturers may stimulate proprietary processes and additional patent applications.

COMPETITION

The Company competes with a number of manufacturers in the image transfer and textile components industries, with the main competitive factors being quality, performance, service and price. While the Company competes with a number of manufacturers of offset printing blankets and sleeves, the principal competitors of Transfer Media are Reeves International, Inc. ("Reeves") and Polyfibron Technologies, Inc. ("Polyfibron"), a subsidiary of MacDermid. Rotec's principal competitors are Rossini, Polywest Kunststofftechnik, and Axcyl Inc., a subsidiary of Polyfibron. Pressroom Chemicals competes with a number of manufacturers of pressroom chemicals. The principal competitors are Anchor Chemical, Rycoline and PRISCO. Accel Graphics, a division of Parmarco, is the only main competitor to the Kompac line.

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

The Company manufactures and markets its products worldwide through several international subsidiaries and independent agents. The Company's worldwide operations are subject to the risks normally associated with international operations including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges, and the modification or introduction of other governmental policies with potentially adverse effects.

Approximately 49% of the Company's 2002 sales were derived from products sold outside the United States. This has increased from 47% in 2001 and 43% in 2000. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt. The Company periodically enters into forward foreign exchange contracts to protect it against a portion of such foreign exchange movements.

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

On July 11, 2002, the United States Environmental Protection Agency issued the proposed Maximum Achievable Control Technology ("MACT") standard for the Printing source category. This MACT standard is applicable to sources located at the Company's U.S. operations. The MACT requirements were placed into effect on March 15, 2003. The primary effect of this rule will be to require implementation of additional air emission monitoring systems at the Company's U.S. facilities. These rules will require certain modifications to the plant facilities over the next two years that will total approximately $0.7 million for U.S. operations. The Company installed certain equipment from 1998 through 2002 to mitigate future spending requirements resulting from the Clean Air Act.

Cadillac Plastics Group, Inc ("CPG"), the former parent of the Company, and now known as M.A. Hanna Plastic Group, Inc., and a former subsidiary of M.A. Hanna Company (now PolyOne Corporation), is a party to a July 25, 1988, Consent Decree with the Michigan Department of Environmental Quality ("MDEQ") with regard to contamination at the Company's Three Rivers, Michigan, facility. CPG installed a groundwater remediation system at the facility in 1989, and was required to operate such system until certain cleanup levels were achieved. On November 17, 1999, MDEQ approved a study to determine if further degradation of contaminates will occur if pumping is discontinued and the aquifer returns to an anaerobic condition. Operations of the groundwater remediation system were suspended on December 6, 1999, with the approval of MDEQ. Analyses of the study completed in early 2001 as well as more recent groundwater-monitoring data show that remaining contamination in groundwater is stable (no significant increases in concentration). The parties involved continue to monitor groundwater, and are proceeding with a "natural attenuation" closure program that will consist of continued groundwater testing and "institutional controls." This new program is being performed under a December 3, 2001, commitment letter submitted to MDEQ by M.A. Hanna Plastic Group Inc. As of December 31, 2002, the Company had recorded accruals of approximately $218,000 to reflect future costs associated with this cleanup and, based on the reports of its independent consultants, the Company believes that such accruals are adequate. CPG has indemnified the Company for such costs and the Company expects to be reimbursed after amounts are expended. At December 31, 2002, a $215,000 indemnification receivable is recorded.

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

ASSOCIATES

The Company currently employs approximately 1,350 full-time associates worldwide, of which approximately 700 are employed in the United States and Canada. The Company's associates in Dundee, Scotland, and Munster, Germany are represented by labor unions. The labor union in Dundee has entered into a collective bargaining agreement with the Company, expiring on December 31, 2003. The labor union in Munster has entered into collective bargaining agreements with the Company pertaining to general working conditions and to salaries and wages. During 2002, the Company renewed these agreements with the labor union. The agreement as to general working conditions expires December 31, 2006, and the agreement as to salaries and wages expires June 30, 2005. None of the Company's U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate's total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

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

                                                                                  OWNED/
    LOCATION                                                  SIZE (SQ. FT.)      LEASED
Manufacturing:
    Asheville, North Carolina                                       240,600        Owned
    Dundee, Scotland                                                121,900        Owned
    Three Rivers, Michigan                                           58,000        Owned
    Greenville, South Carolina                                       85,200        Owned
    Fletcher, North Carolina                                         19,000       Leased
    Ahaus, Germany                                                   36,200        Owned
    Chrastava, Czech Republic                                        26,900        Owned
    Parana, Brazil                                                   10,800       Leased
    Fairfield, New Jersey                                            19,900       Leased
    Addison, Illinois                                                38,600        Owned
    Houston, Texas                                                   64,000        Owned
    West Chester, Ohio                                               14,500       Leased
    Brampton, Ontario                                                23,200        Owned
    Manchester, England (Irlam)                                      66,000        Owned
    Melbourne, Australia                                             28,700        Owned
    Kuala Lumpur, Malaysia                                            8,300       Leased
    Johannesburg, South Africa                                       12,900        Owned
    Foshan, China                                                    19,000       Leased
    Munster, Germany                                                 79,600       Leased
Warehouse/Sales Office:
    Dayton, Ohio                                                     13,800       Leased
    Elk Grove, Illinois                                               4,500       Leased
    Lerma, Mexico                                                    15,900        Owned
    Hong Kong, China                                                  8,000       Leased
    Hong Kong, China                                                    600       Leased
    Tokyo, Japan                                                        600       Leased
    Milan, Italy (Trezzano, Rosa)                                     1,500       Leased
    Moscow, Russia                                                    1,000       Leased
    Nashville, Tennessee                                              5,000       Leased
    Paris, France                                                    23,400       Leased
    Reutlingen, Germany                                               7,000       Leased
    Stockport, England                                                5,200        Owned
    Willich, Germany                                                  5,500       Leased

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

As of March 1, 2003, there were 19 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement that all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary financial data of the Company for each of the five fiscal years, during the period ended December 31, 2002.

                                            2002        2001        2000         1999        1998
                                                                                  (a)         (b)
                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales                                 $ 259,948    $ 254,146   $ 280,573    $ 198,418   $ 173,066
Gross profit                                 95,522       91,159     109,556       75,082      62,911
Operating profit                             38,122       26,662      46,514       32,861      12,169
Income (loss) before extraordinary items
   and cumulative effect of change in
   accounting principle                       9,182       (5,108)      6,902        2,251     (12,875)
Extraordinary losses on early
   extinguishment of debt                                                             857       3,552
Cumulative effect of change in
   accounting principle                         616
Net income (loss)                             9,798       (5,108)      6,902        1,394     (16,427)
OTHER FINANCIAL DATA:
Capital expenditures                      $   8,264    $  12,983   $  10,324    $   5,936   $   7,103
Depreciation                                  8,197        7,308       7,319        6,432       5,759
Amortization                                  6,332        9,972       9,932       10,313       7,729
BALANCE SHEET DATA (AT END OF PERIOD):
Fixed assets, net of accumulated
   depreciation                           $  74,319    $  72,216   $  69,484    $  69,739   $  50,305
Total assets                                319,877      317,004     330,492      334,504     260,408
Long-term and subordinated long-term
   debt (including current maturities)      252,145      263,831     268,270      279,830     257,515
Stockholders' equity (deficit)             (119,450)    (115,918)    (94,443)     (89,428)    (80,283)

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

                                            YEAR ENDED            YEAR ENDED           YEAR ENDED
                                         DECEMBER 31, 2002     DECEMBER 31, 2001   DECEMBER 31, 2000
                                                            (DOLLARS IN MILLIONS)
Net sales                               $   259.9  100.0%     $   254.1  100.0%    $   280.6   100.0%
Cost of goods sold                          164.4   63.3          163.0   64.2         171.0    61.0
                                        ---------  -----      ---------  -----     ---------  ------
Gross profit                                 95.5   36.7           91.1   35.8         109.6    39.0
SG&A                                         55.5   21.3           54.1   21.3          57.5    20.5
Restructuring costs                           0.1    0.0            4.9    1.9
Amortization of intangibles                   0.8    0.3            4.4    1.7           4.5     1.5
Management fees and expenses                  1.0    0.4            1.0    0.4           1.1     0.4
                                        ---------  -----      ---------  -----     ---------  ------
Operating income                        $    38.1   14.7%     $    26.7   10.5%    $    46.5    16.6%
                                        =========  =====      =========  =====     =========   =====

COMPARISON OF RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales increased $5.8 million (2.3%) to $259.9 million, primarily as a result of favorable changes in foreign currency rates and higher sales volume in Europe. Sales in 2002 were positively affected by $4.5 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars and increased sales volumes of $3.0 million in Europe. Image Transfer's sales increased $6.8 million (3.3%) to $211.6 million. Image Transfer's sales were positively affected by $3.2 million as a result of the effect of changes in foreign currency rates. Excluding the effect of foreign currency rate changes, Image Transfer's sales increased $3.6 million (1.8%) from the comparable period in 2001. The increase is mainly a result of higher sales volumes in Europe. Textile Products' sales decreased $1.0 million (2.1%) to $48.3 million. Foreign currency rate changes positively affected Textile Products' sales by $1.3 million. Textile Products' sales decreased as a result of decreased volume of $2.0 million in the United States and $0.3 million in Europe and export markets.

Gross profit increased $4.4 million (4.8%) to $95.5 million. Foreign currency rate changes increased gross profit by $0.8 million. As a percentage of net sales, gross profit increased to 36.7% for the year ended December 31, 2002, from 35.8% for the comparable period in 2001, primarily as a result of benefits realized from the restructuring activities performed in the second half of 2001 and the first quarter of 2002.

Selling, general & administrative expenses increased $1.4 million (2.6%) to $55.5 million primarily as a result of foreign currency rate changes. Changes in foreign currency rates increased SG&A costs by $1.0 million in 2002. Active cost reduction and prior year restructuring activities offset substantially all of the increases in health care, retirement, incentive and insurance costs. As a percentage of net sales, SG&A remained constant at 21.3%.

A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs to relocate the Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. During the first quarter of 2002, the Company reversed $0.1 million of the reserve. Additionally, pre-tax charges of $0.3 million and $0.4 million have been recorded in 2002 and 2001 for relocation of machinery and equipment and write-off of abandoned assets. As of December 31, 2002, the relocation plan was complete.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3.0 million was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. During the second quarter of 2002, final severance payments were paid to all associates and the remaining reserve of $0.1 million for severance costs was reversed.

Also during the fourth quarter of 2001, the Company completed plans to relocate its Pressroom Chemicals German sales office into other existing facilities and the U.S. sales and administrative functions from Oakland, New Jersey to other U.S. locations. A pre-tax charge of $1.0 million was recorded for severance costs for 21 associates, costs for closing the offices and loss on the sale of fixed assets. As of December 31, 2002, this plan was complete.

Operating profit increased $11.5 million to $38.1 million. The increase in operating profit was partly attributable to the adoption of SFAS Nos. 141 and 142 and the related reduction in the amortization of goodwill of $3.7 million and to $4.8 million of lower restructuring costs in 2002. Excluding the restructuring costs of $0.1 million and $4.9 million in 2002 and 2001 and the amortization of goodwill of $3.7 million in 2001, operating profit increased $3.0 million (8.5%) from $35.2 million to $38.2 million. As a percentage of net sales, operating profit (excluding amortization of goodwill in 2001 and the restructuring costs in 2002 and 2001) was 14.7% for the year ended December 31, 2002, compared to 13.9% in 2001. Image Transfer's operating profit increased $2.1 million (5.9%) to $37.5 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer's operating profit increased to 17.7% for the year ended December 31, 2002, compared to 17.3% in 2001. Textile Products' operating profit increased $0.4 million (6.5%) to $6.5 million, primarily as a result of foreign exchange rate changes. As a percentage of net sales, Textile Products' operating profit was 13.5% for the year ended December 31, 2002, compared to 12.4% in 2001.

Other income was $1.9 million in 2002, compared to other expense of $0.6 million in 2001. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate benefit for 2002 was 30.6%. The Company recorded income tax expense for 2001 on a loss before taxes. This effect is a result of foreign sourced dividends and income taxable in the United States and non-deductible expenses.

As of January 1, 2002, the Company adopted SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets" and ceased recording amortization of goodwill of approximately $3.7 million per year and recognized pre-tax income of $1.0 million for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition. The Company completed the initial review of the recoverability of goodwill as of January 1, 2002, and the subsequent review as of March 31, 2002, and has determined that no impairment of goodwill is indicated.

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales decreased $26.4 million (9.4%) to $254.1 million, primarily as a result of lower sales volume of $26.3 million in the United States and the Pacific Rim. Sales in 2001 were negatively affected by $4.2 million as a result of unfavorable changes in foreign currency rates used to translate international sales into U.S. dollars partly offset by increased sales volumes of $3.2 million in Europe. Image Transfer's sales decreased $20.1 million (8.9%) to $204.7 million. Image Transfer's sales were negatively affected by $3.2 million as a result of the effect of changes in foreign currency rates. Excluding the effect of foreign currency rate changes, Image Transfer's sales decreased $16.9 million (7.5%) from the comparable period in 2000. The decrease is mainly a result of lower sales in the United States as a result of the weak U.S. printing industry. Tubular sleeve sales increased as additional presses that utilize this technology were installed. Textile Products' sales decreased $6.3 million (11.4%) to $49.4 million. Foreign currency rate changes negatively affected Textile Products' sales by $1.0 million. Textile Products' sales decreased as a result of decreased volume of $7.4 million in the United States, partly offset by sales volume gains of $2.1 million in Europe and export markets.

Gross profit decreased $18.4 million (16.8%) to $91.1 million. Foreign currency rate changes reduced gross profit by $1.6 million. As a percentage of net sales, gross profit decreased to 35.8% for the year ended December 31, 2001, from 39.0% for the comparable period in 2000, primarily as a result of the lower Image Transfer sales volume in the United States. In addition, fixed costs such as research and development costs of new products have increased slightly from last year resulting in a further decrease in the gross profit percentage.

Selling, general & administrative expenses decreased $3.4 million (5.9%) to $54.1 million primarily as a result of lower selling costs. As a percentage of net sales, SG&A increased to 21.3% from 20.5%. Changes in foreign currency rates reduced SG&A costs by $0.8 million in 2001.

In 2001, the Company began consolidating its U.S. Textile Products operations into its Greenville, South Carolina, facility. The relocation was completed in early 2002. A pre-tax charge of $0.9 million was recorded in 2001 for relocation of machinery and equipment and severance and termination costs for 59 associates in 2001. As of December 31, 2001, 45 associates had been severed.

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

Operating profit decreased $19.8 million to $26.7 million. The decrease in operating profit was partly attributable to $4.9 million of restructuring costs in 2001. Operating profit, excluding the restructuring costs of $4.9 million in 2001, decreased $14.9 million (32.1%) to $31.6 million. As a percentage of net sales, operating profit (excluding the restructuring costs in 2001) was 12.4% for the year ended December 31, 2001, compared to 16.6% in 2000. Image Transfer's operating profit decreased $14.1 million (28.5%) to $35.4 million, primarily as a result of lower sales volumes. As a percentage of net sales, Image Transfer's operating profit decreased to 17.3% for the year ended December 31, 2001, compared to 22.0% in 2000. Textile Products' operating profit decreased $1.2 million (16.5%) to $6.1 million. As a percentage of net sales, Textile Products' operating profit was 12.4% for the year ended December 31, 2001, compared to 13.1% in 2000.

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

Certain of the Company's international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $10.1 million at December 31, 2002, $9.3 million at December 31, 2001 and $2.1 million at December 31, 2000. These contracts generally expire within three to twelve months. Foreign currency gains (losses), included in other (expense) income-net, were $1.3 million in 2002, $(0.9) million in 2001 and $(5.0) million in 2000. Based on the Company's overall foreign currency exchange rate exposure at December 31, 2002, including the forward contracts, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of approximately $1.4 million.

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

The Company's expenditures for plant, property and equipment were $8.3 million in 2002, $13.0 million in 2001, and $10.3 million in 2000. The Company believes that capital expenditures of $9.0 million to $12.0 million annually over the next several years will be sufficient to maintain its leading market position. The Company expects to fund these capital expenditures from cash flow from operations.

The Company is highly leveraged. At December 31, 2002, the Company's aggregate indebtedness is approximately $252.1 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $62.4 million (which, subject to certain conditions, may be exchanged for Exchange Debentures). At December 31, 2002, the aggregate liquidation preference of the Convertible Preferred Stock is $65.6 million.

The Company has a Senior Secured Credit Facility consisting of a $70.0 million Term Loan (of which $31.2 million was outstanding at December 31, 2002) and a $20 million Revolving Credit Facility (of which $4.9 million was outstanding at December 31, 2002).

The Senior Secured Credit Facility is repayable as follows: $12.5 million in 2003, $12.5 million in 2004 and $11.1 million in 2005. Prepayments on the Term Loan are applied in inverse order of maturity. During the year ended December 31, 2002, the Company made $12.6 million in payments on the term loans and borrowed $0.8 million on the Revolving Credit Facility. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each international subsidiary. The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as 80% of eligible domestic accounts receivable plus the lesser of 50% of eligible domestic inventory or $10 million). As of December 31, 2002, the Company had approximately $12.8 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation).

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

The Senior Secured Credit Facility, the 2005 Indenture, the 2008 Indenture and the certificates of designation for the Preferred Stocks contain a number of significant covenants that restrict the operations of the Company. For example, under the Senior Secured Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charges coverage ratio, maximum leverage ratio and interest coverage ratio. There can be no assurance that the Company will be able to comply with any such covenants or restrictions in the future. The Company's ability to comply with such covenants and restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Senior Secured Credit Facility, the 2005 Indenture and/or the 2008 Indenture that would permit the lenders to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Revolving Credit Facility to make further extensions of credit could be terminated.

The occurrence of certain events that would constitute a Change of Control may result in a default, or otherwise require repayment of indebtedness, under the Senior Secured Credit Facility, the 2005 Indenture and the 2008 Indenture, and redemption of the Exchangeable Preferred Stock and the Convertible Preferred Stock or, in the case of the Exchange Debentures, repayment of indebtedness under the Exchange Debentures. In addition, the Senior Secured Credit Facility and the 2005 Indenture prohibit the repayment of indebtedness under the 2008 Indenture by the Company in such an event, unless and until such time as the indebtedness under the Senior Secured Credit Facility and the 2005 Indenture are repaid in full. The Company's failure to make such repayments in such instances would result in a default under the Senior Secured Credit Facility and the 2005 Indenture. The inability to repay the indebtedness under the Senior Secured Credit Facility or the 2005 Indenture, if accelerated, would also constitute an event of default under the 2008 Indenture, which could have materially adverse consequences to the Company and to the holders of the Notes under the 2008 Indenture. Future indebtedness of the Company may also contain restrictions or repayment requirements with respect to certain events or transactions that could constitute a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Senior Secured Credit Facility, 2005 Indenture or the 2008 Indenture, the Exchangeable Preferred Stock or the Exchange Debentures, as the case may be, or with respect to the Convertible Preferred Stock.

The Company does not have transactions, arrangements or relationships with special-purpose entities and the Company does not have any off-balance-sheet debt except as disclosed in the notes to the consolidated financial statements.

In 2001 the Company suspended its U.K. pension plan and intends to settle the remaining obligation in 2003. As of December 31, 2002, the settlement will require an additional contribution of approximately $1.6 million and will result in a pre-tax settlement loss of approximately $1.3 million. These amounts are subject to change as a result of the final determination of the amount of the obligation and the value of the plan assets at the date of the settlement.

ENVIRONMENTAL EXPENDITURES

The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 2002, 2001 and 2000 it spent approximately $0.2 million, $1.2 million and $0.8 million in capital expenditures for solvent recovery, wastewater treatment, air monitoring and related projects to comply with environmental requirements.

On July 11, 2002, the United States Environmental Protection Agency issued the proposed Maximum Achievable Control Technology ("MACT") standard for the Printing source category. This MACT standard is applicable to sources located at the Company's U.S. operations. The MACT requirements were placed into effect on March 15, 2003. The primary effect of this rule will be to require implementation of additional air emission monitoring systems at the Company's U.S. facilities. These rules will require certain modifications to the plant facilities over the next two years that will total approximately $0.7 million for U.S. operations. The Company installed certain equipment from 1998 through 2002 to mitigate future spending requirements resulting from the Clean Air Act. Capital expenditures relating to environmental matters are anticipated to be less than $1 million in 2003.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include: accounts receivable allowances, inventory valuation, recoverability of long-lived assets, retirement and other postretirement benefits, and the realization of deferred tax assets. We use the following methods and assumptions in determining our estimates:

Accounts Receivable Allowances-Allowances for doubtful accounts are determined by applying historical experience with consideration given to the condition of the economy and evaluation of specific accounts. Other allowances are calculated based on negotiated agreements with customers.

Inventory Valuation-Inventories are stated at the lower of cost as market using the First-in, First-out (FIFO) Method. Reserves for obsolete and slow-moving inventory are determined based on the lower of cost or market method. Market value is determined based on management's estimate of selling price less selling costs.

Recoverability of Long-lived Assets -Recoverability of goodwill is tested at least annually in accordance with SFAS No. 142 using a combination of valuation techniques, including present value of estimated future cash flows and earnings multiples of comparable companies. Other long-lived assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 by determining whether the amortization of the assets over their remaining lives can be recovered through projected undiscounted cash flows. Future cash flows are forecasted based on management's estimates of future events and could be materially different from actual cash flows.

Retirement and Other Postretirement Benefits-Retirement and other postretirement benefit costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's retirement and other postretirement obligations and future expense. See Notes M and N to the Consolidated Financial Statements for further detail on the assumptions used.

Realization of Deferred Tax Assets-Realization of net operating loss carryforwards and other deferred tax assets is determined in accordance with the appropriate accounting guidance in SFAS No. 109. Realization of the deferred tax assets is periodically evaluated using expected future reversals of existing temporary differences, future taxable income resulting principally from the characterization of cash flow from international subsidiaries as dividends taxable in the United States rather than repayment of intercompany loans and the effects of lower interest expense from lower outstanding debt levels as debt service requirements are met.

For further information regarding our accounting policies, see Note B to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
        Report of Independent Auditors                                                  24

        Consolidated Balance Sheets as of December 31, 2002 and 2001                    25 - 26

        Consolidated Statements of Operations for the years ended December 31,
        2002, 2001 and 2000                                                             27

        Consolidated Statements of Stockholders' Equity (Deficit) for the years
        ended December 31, 2002, 2001 and 2000                                          28

        Consolidated Statements of Cash Flows for the years ended December 31,
        2002, 2001 and 2000                                                             29

        Notes to Consolidated Financial Statements                                      30 - 55

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Day International Group, Inc.:

We have audited the accompanying consolidated balance sheet of Day International Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Day International Group, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 26, 2002, expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Day International Group, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note E, in 2002 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets."


ERNST & YOUNG LLP

Dayton, Ohio
March 28, 2003

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    ASSETS                                                                      2002             2001
CURRENT ASSETS:
  Cash and cash equivalents                                                $     996        $     609
  Accounts receivable:
    Trade (less allowance for doubtful accounts) (Note C)                     31,607           27,987
    Other                                                                      1,175            1,137
  Inventories (Note D)                                                        34,851           34,276
  Prepaid expenses and other current assets                                    1,563            4,330
  Deferred tax assets (Note I)                                                 4,501            5,144
                                                                          ----------       ----------

    Total current assets                                                      74,693           73,483

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                         4,269            3,542
  Buildings and improvements                                                  25,100           21,097
  Machinery and equipment                                                     76,836           66,034
  Construction in progress                                                     4,208           10,874
  Assets held for sale (Note O)                                                1,723            1,723
                                                                          ----------       ----------
                                                                             112,136          103,270
  Less accumulated depreciation                                              (37,817)         (31,054)
                                                                          ----------       ----------
                                                                              74,319           72,216

OTHER ASSETS:
  Goodwill (Note E)                                                          127,080          125,334
  Intangible assets (Note E)                                                  26,696           32,554
  Note receivable (Note P)                                                        71            1,225
  Deferred tax assets (Note I)                                                10,697            8,836
  Other assets                                                                 6,321            3,356
                                                                          ----------       ----------
                                                                             170,865          171,305
                                                                          ----------       ----------

TOTAL ASSETS                                                               $ 319,877        $ 317,004
                                                                          ==========       ==========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              2002             2001
CURRENT LIABILITIES:
  Accounts payable                                                         $   8,228        $   6,688
  Accrued associate-related costs                                              9,161            7,442
  Other accrued expenses                                                       7,604            7,385
  Income taxes payable                                                         1,373            4,846
  Interest payable                                                             4,196            4,512
  Current maturities of long-term debt (Note F)                               12,597           12,576
                                                                          ----------       ----------

    Total current liabilities                                                 43,159           43,449

LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note F)                           239,548          251,255
DEFERRED TAX LIABILITIES (Note I)                                              2,211            2,595
OTHER LONG-TERM LIABILITIES (Notes L, M, N and P)                             27,763           26,269
                                                                          ----------       ----------

    Total liabilities                                                        312,681          323,568

REDEEMABLE PREFERRED STOCK (Note G)                                          126,646          109,354

STOCKHOLDERS' EQUITY (DEFICIT)  (Note L):
  Common Shares, $.01 per share par value, 100,000
    shares authorized, 23,298 shares issued and outstanding                        1                1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                       (68,772)         (68,772)
  Retained earnings (deficit)                                                (49,139)         (41,646)
  Accumulated other comprehensive loss (Note H)                               (1,540)          (5,501)
                                                                          ----------       ----------
    Total stockholders' equity (deficit)                                    (119,450)        (115,918)
                                                                          ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $ 319,877        $ 317,004
                                                                          ==========       ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                    2002           2001          2000
NET SALES                                                      $ 259,948      $ 254,146     $ 280,573

COST OF GOODS SOLD                                               164,426        162,987       171,017
                                                              ----------     ----------    ----------


GROSS PROFIT                                                      95,522         91,159       109,556

SELLING, GENERAL AND ADMINISTRATIVE                               55,472         54,073        57,472
RESTRUCTURING COSTS (Note O)                                         118          4,931
AMORTIZATION OF INTANGIBLES                                          810          4,451         4,470
MANAGEMENT FEES (Note K)                                           1,000          1,042         1,100
                                                              ----------     ----------    ----------

OPERATING PROFIT                                                  38,122         26,662        46,514

OTHER EXPENSES:
  Interest expense (including amortization of deferred
    financing costs and debt discount of $2,348, $2,347 and
    $2,370 in 2002, 2001 and 2000)                                26,759         28,419        30,357
  Other expense (income)--net                                     (1,869)           601         4,605
                                                              ----------     ----------    ----------
                                                                  24,890         29,020        34,962
                                                              ----------     ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                               13,232         (2,358)       11,552

INCOME TAXES (Note I)                                              4,050          2,750         4,650
                                                              ----------     ----------    ----------


INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                9,182         (5,108)        6,902

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE (NET OF TAX
  BENEFIT OF $394) (Note E)                                          616
                                                              ----------     ----------    ----------

NET INCOME (LOSS)                                                  9,798         (5,108)        6,902

PREFERRED STOCK DIVIDENDS (Note G)                               (17,103)       (14,770)      (12,752)

AMORTIZATION OF PREFERRED STOCK
  DISCOUNT AND ISSUANCE COSTS                                       (188)          (188)         (188)
                                                              ----------     ----------    ----------

NET (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                                       $  (7,493)     $ (20,066)    $  (6,038)
                                                              ==========     ==========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                         ACCUMULATED
                                    COMMON SHARES                          RETAINED         OTHER     COMPREHENSIVE
                                    -------------             CONTRA       EARNINGS     COMPREHENSIVE    INCOME
                                 SHARES         AMOUNT        EQUITY       (DEFICIT)    INCOME (LOSS)    (LOSS)
                                 ------         ------        ------        --------    -------------    ------
December 31, 1999                 23,298     $        1    $  (68,772)    $  (15,542)   $   (5,115)

Net income                                                                     6,902                  $    6,902
Preferred stock dividends                                                    (12,752)
Amortization of preferred
  stock discount and
  issuance costs                                                                (188)
Foreign currency
  translation adjustment                                                                     1,023         1,023
                              ----------     ----------    ----------     ----------    ----------    ----------
December 31, 2000                 23,298              1       (68,772)       (21,580)       (4,092)   $    7,925
                                                                                                      ==========
Net loss                                                                      (5,108)                 $   (5,108)
Preferred stock dividends                                                    (14,770)
Amortization of preferred
  stock discount and
  issuance costs                                                                (188)
Minimum pension liability
  (net of tax of $568)                                                                      (1,134)       (1,134)
Foreign currency
  translation adjustment                                                                      (305)         (305)
Unrealized gain on cash flow
  hedges (net of tax of $19)                                                                    30            30
                              ----------     ----------    ----------     ----------    ----------    ----------


December 31, 2001                 23,298              1       (68,772)       (41,646)       (5,501)   $   (6,517)
                                                                                                      ==========
Net income                                                                     9,798                  $    9,798
Preferred stock dividends                                                    (17,103)
Amortization of preferred
  stock discount and
  issuance costs                                                                (188)
Minimum pension liability
  (net of tax of $43)                                                                          (64)          (64)
Foreign currency
  translation adjustment                                                                     4,046         4,046
Unrealized loss on cash flow
  hedges (net of tax of $13)                                                                   (21)          (21)
                              ----------     ----------    ----------     ----------    ----------    ----------


December 31, 2002                 23,298     $        1    $  (68,772)    $  (49,139)   $   (1,540)   $   13,759
                              ==========     ==========    ==========     ==========    ==========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                    2002           2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $  9,798       $ (5,108)     $  6,902
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Cumulative effect of change in accounting
    principle                                                       (616)
  Depreciation                                                     8,197          7,308         7,319
  Amortization of goodwill and intangibles                         6,332          9,972         9,932
  Deferred income taxes                                           (1,834)        (2,663)         (728)
  Foreign currency (gain) loss                                    (1,273)           711         2,425
  Undistributed earnings of investee                                (306)
  Non-cash loss on disposal of fixed assets                          465          2,205
Change in assets and liabilities:
  Accounts receivable                                             (1,737)         5,656          (879)
  Inventories                                                      1,092            793        (3,619)
  Prepaid expenses and other current assets                        2,663          1,314        (1,490)
  Accounts payable and accrued expenses                           (2,489)        (2,562)        4,594
                                                              -----------    ----------    ----------
    Net cash provided by operating activities                     20,292         17,626        24,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions                                                                     (2,329)
Capital expenditures                                              (8,264)       (12,983)      (10,324)
Proceeds from sale of property                                                                    742
                                                              ----------     ----------    ----------
    Net cash used in investing activities                         (8,264)       (12,983)      (11,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees                                                 (249)
Payment of long term debt                                        (12,726)        (2,262)      (12,462)
Net borrowings (payments) on revolving credit facilities             800         (2,150)          800
                                                              ----------     ----------    ----------
    Net cash used in financing activities                        (11,926)        (4,661)      (11,662)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              285           (295)         (469)
                                                              ----------     ----------    ----------

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents                 387           (313)          414
Cash and cash equivalents at beginning of period                     609            922           508
                                                              ----------     ----------    ----------
Cash and cash equivalents at end of period                      $    996       $    609      $    922
                                                              ==========     ==========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)

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

B. SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION-The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS-Cash and cash equivalents include all highly liquid investments with an original purchased maturity of three months or less.

INVENTORIES-Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Reserves for obsolete and slow-moving inventory are determined based on the lower of cost or market method. Market value is determined based on management's estimate of selling price less selling costs.

PROPERTY, PLANT AND EQUIPMENT-Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment are depreciated over 5 to 10 years.

GOODWILL AND OTHER INTANGIBLES-Goodwill represents the excess of cost over the fair value of the net assets acquired and is evaluated for impairment based on the requirements as proscribed in Statement of Financial Accounting Standards ("SFAS") No. 142. The Company assesses the recoverability of other long-lived assets, including other intangibles, by determining whether the amortization of the respective balances over their remaining lives can be recovered through projected undiscounted cash flows.

Deferred financing costs are being amortized using an effective interest rate method over the lives of the related debt. Intangibles are being amortized using the straight-line method.

STOCK-BASED COMPENSATION-As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors is reflected in net income (loss). The following table illustrates the effect on net income (loss) if compensation costs for all outstanding and unvested stock option and warrants had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

                                                                  2002         2001        2000
Net income (loss)-as reported                                   $ 9,798     $ (5,108)    $ 6,902
Less--stock-based compensation expense determined using
  fair value based method in SFAS No. 123                        (1,263)        (945)     (1,061)
                                                                -------     --------     -------
Pro forma net income (loss)                                     $ 8,535     $ (6,053)    $ 5,841
                                                                =======     ========     =======

REVENUE RECOGNITION-Day recognizes revenue when the product is shipped. Reserves for product returns, based upon historical experience, and other allowances, calculated based on negotiated agreements with customers, are recognized upon shipment. Allowances for doubtful accounts are determined by applying historical experience with consideration given to the condition of the economy and evaluation of specific accounts and are recorded in selling, general and administrative costs.

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

CONCENTRATION OF CREDIT RISK-The Company's receivables are from a diverse group of customers in the printing and textile industries and such receivables are generally unsecured. One customer accounted for 10%, 10% and 12% of net sales for the years ended December 31, 2002, 2001 and 2000. This customer accounted for 2% and 5% of receivables at December 31, 2002 and 2001.

FOREIGN EXCHANGE CONTRACTS-The Company and its international subsidiaries make purchases and sales in foreign currencies and are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. Day periodically enters into forward foreign exchange contracts, with terms generally of 3 to 12 months, to protect itself against such foreign currency movements. These contracts are recorded at fair value with the change in fair value recorded as other expense (income) as an offset to the (income) expense recognized from the remeasurement of the hedged foreign-currency denominated asset or liability. Hedges of forecasted transactions are recorded as cash flow hedges and are reclassified to earnings when the hedged transaction is completed. The contract value of foreign exchange contracts was $10,136 and $9,312 at December 31, 2002 and 2001. The fair value of these contracts is a payable of $362 at December 31, 2002 and a receivable of $166 at December 31, 2001. Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. The counterparties are expected to meet their obligations given their credit ratings; therefore Day does not obtain collateral for these instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS-The carrying value of the Company's variable rate Credit Agreement approximates fair value. The fair market value of the 9 1/2% Senior Subordinated Debt and the 11-1/8% Senior Debt was approximately $195,200 and $169,900 at December 31, 2002 and 2001, based on quoted market prices. The fair value of the 12 1/4% Exchangeable Preferred Stock was approximately $9,400 and $12,700 at December 31, 2002 and 2001, based on quoted market prices. The fair value of the 18% Convertible Preferred Stock could not be determined as the securities are closely held and are not actively traded. See Note G for further information about the Convertible Preferred Stock. At December 31, 2002 and 2001, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value.

RESEARCH AND DEVELOPMENT-Research and development costs are expensed as incurred.

DISTRIBUTION-Distribution costs of $8,241, $7,973 and $6,914 for the years ended December 31, 2002, 2001 and 2000 are included in selling, general and administrative costs.

ADVERTISING-Advertising costs are expensed as incurred.

MANAGEMENT ESTIMATES-The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C. ACCOUNTS RECEIVABLE

Changes in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 consist of:

                                                                    2002           2001          2000
Balance at beginning of year                                     $ 1,949        $ 2,267       $ 2,141
Provision for doubtful accounts                                      782            280           447
Write-off of uncollectible accounts                                 (163)          (545)         (272)
Currency translation                                                 167            (53)          (49)
                                                              ----------     ----------    ----------
Balance at end of year                                           $ 2,735        $ 1,949       $ 2,267
                                                              ==========     ==========    ==========

D. INVENTORIES

Inventories as of December 31, 2002 and 2001 consists of:

                                                                                2002             2001
Finished goods                                                              $ 20,510         $ 19,094
Work in process                                                                4,935            3,932
Raw materials                                                                  9,406           11,250
                                                                          ----------       ----------
                                                                            $ 34,851         $ 34,276
                                                                          ==========       ==========

E. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets."
These statements prohibit amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of the goodwill and intangible assets is required. As of January 1, 2002, the Company adopted these statements and ceased recording amortization of goodwill of approximately $3,700 per year and recognized pre-tax income of $1,010 for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition in 1999.

The following reconciles reported net income (loss) to net income (loss) adjusted for the amortization of goodwill and the deferred credit related to an excess over cost for the years ended December 31, 2002, 2001 and 2000:

                                                                    2002           2001          2000
Income (loss) before cumulative effect of change in
    accounting principle-as reported                             $ 9,182       $ (5,108)      $ 6,902
Amortization of goodwill and deferred credits-net of tax
    benefit                                                                       2,224         2,224
                                                              ----------     ----------    ----------
Adjusted income (loss) before cumulative effect of change
    in accounting principle                                      $ 9,182       $ (2,884)      $ 9,126
                                                              ==========     ==========    ==========

The following is detail of goodwill as of December 31, 2002 and 2001:

                                                                   IMAGE        TEXTILE
                                                                TRANSFER       PRODUCTS         TOTAL
Balance at December 31, 2001                                   $ 120,110        $ 5,224     $ 125,334
Purchase adjustment                                                  (18)                         (18)
Foreign currency exchange                                          1,764                        1,764
                                                              ----------     ----------    ----------
Balance at December 31, 2002                                   $ 121,856        $ 5,224     $ 127,080
                                                              ==========     ==========    ==========

The following is detail of intangible assets as of December 31, 2002 and 2001:

                                                                                            WEIGHTED-
                                                                                              AVERAGE
                                                                    2002           2001          LIFE
Intangible Assets:
 Gross Carrying Amount:
  Noncompete agreements                                         $  4,007       $  4,007    5 years
  Deferred financing costs                                        18,957         18,952    9 years
  Printing technology                                             27,946         27,946    11 years
  Textile compound formulas                                        5,247          5,247    31 years
  Unpatented technology                                            9,529          9,529    20 years
  Other                                                              472                   5 years
                                                              ----------     ----------
  Total intangibles                                               66,158         65,681    13 years

 Accumulated Amortization:
  Noncompete agreements                                           (3,206)        (2,405)
  Deferred financing costs                                       (12,178)        (9,871)
  Printing technology                                            (18,846)       (16,355)
  Textile compound formulas                                       (1,296)        (1,124)
  Unpatented technology                                           (3,884)        (3,372)
  Other                                                              (52)
                                                              ----------     ----------
  Total accumulated amortization                                 (39,462)       (33,127)
                                                              ----------     ----------
    Net book value                                              $ 26,696       $ 32,554
                                                              ==========     ==========

Estimated amortization expense for the next five years is as follows: $6,371 in 2003, $5,570 in 2004, $3,538 in 2005, $2,110 in 2006 and $2,067 in 2007.

F.   LONG-TERM AND SUBORDINATED LONG-TERM DEBT

Long-term and subordinated long-term debt as of December 31, 2002 and 2001 consists of:

                                                                                2002             2001
Senior Secured Credit Facility:
    Term loan                                                              $  31,150        $  43,750
    Revolving line of credit                                                   4,950            4,150
11-1/8% Senior Notes                                                         100,000          100,000
9 1/2% Senior Subordinated Notes                                             114,783          114,742
Capital lease obligation (Note P)                                              1,262            1,189
                                                                          ----------       ----------
                                                                             252,145          263,831
Less: Current maturities of long-term debt and capital lease                 (12,597)         (12,576)
                                                                          ----------       ----------
                                                                           $ 239,548        $ 251,255
                                                                          ==========       ==========

     SENIOR SECURED CREDIT FACILITY

The Senior Secured Credit Agreement is a $90,000 credit facility consisting of a five-year $70,000 term loan and a $20,000 revolving line of credit with a group of banks. The revolving line of credit includes a $10,000 letter of credit subfacility ($455 of letters of credit were outstanding at December 31, 2002 to support the Company's share of a loan by the joint venture in China) and a $1,000 swingline loan subfacility. At December 31, 2002, interest on the term loan and $2,500 of the revolving line of credit was based on the bank's LIBOR rate plus 3.00% (4.13%) and the remaining balance of the revolving line of credit was based on the banks' base rate plus 2.00% (6.00%). Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. The weighted average interest rate on the Senior Secured Credit Facility for the year ended December 31, 2002, 2001 and 2000 was 5.37%, 7.30% and 9.71%.

The amounts available under the Revolving Credit Facility are subject to a borrowing base limitation (defined generally as 80% of eligible domestic accounts receivable plus the lesser of 50% of eligible domestic inventory and $10,000). At December 31, 2002, $12,816 was available under the Senior Secured Credit Facility (calculated by applying the borrowing base test). The Senior Secured Credit Facility requires a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. The Senior Secured Credit Facility contains various financial covenants, including minimum fixed charges coverage ratio, maximum leverage ratio and interest coverage ratio, and other covenants which place limits on, among other things, asset sales, dividends and distributions of the Company's or its subsidiaries' capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. No violations of these covenants occurred during the year ended December 31, 2002.

     11-1/8% SENIOR NOTES AND 9 1/2% SENIOR SUBORDINATED NOTES

The Company has outstanding $100,000 of 11-1/8% Senior Notes due June 1, 2005, and $115,000 face amount of 9 1/2% Senior Subordinated Notes due March 15, 2008 (collectively, the "Notes"). The Senior Notes are subordinate to the Senior Secured Credit Facility. The Senior Subordinated Notes are subordinate to the Senior Notes.

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

The Company may, at its option, redeem the Senior Notes, in whole or in part, for cash, at 102.472% through May 31, 2003, 101.236% from June 1, 2003 through May 31, 2004 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption. Except for a change in control, the Company may not redeem the Senior Subordinated Notes prior to March 15, 2003. On or after such date, the Company may, at its option, redeem the Senior Subordinated Notes, in whole or in part, for cash, at 104.75% in 2003, 103.167% in 2004, 101.583% in 2005 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

The Company's wholly-owned subsidiary, Day International, Inc., has guaranteed the Senior Secured Credit Facility and the Notes. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each international subsidiary.

Principal payments on long-term debt for the next five years are payable as follows: $12,597 in 2003, $12,602 in 2004, $111,174 in 2005, $102 in 2006 and
$108 in 2007.

G. REDEEMABLE PREFERRED STOCKS

     12 1/4% SENIOR EXCHANGEABLE PREFERRED STOCK

The Company has outstanding $62,401 and $55,308 (face value) of 12 1/4% Senior Exchangeable Preferred Stock at December 31, 2002 and 2001. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On or before March 15, 2003, the Company may, at its option, pay dividends in cash or in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After March 15, 2003, dividends must be paid in cash and if not paid for four consecutive quarters, then the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. Certain restrictions in the Company's Senior Secured Credit Agreement and Notes limit the ability to pay cash dividends. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all of the shares of the Exchangeable Preferred Stock for the Company's 12 1/4% Subordinated Exchange Debentures Due 2010 (the "Exchange Debentures"). All dividends paid have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock.

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

     18% CONVERTIBLE CUMULATIVE PREFERRED STOCK

At December 31, 2002 and 2001, the Company has outstanding $65,629 and $55,618 liquidation preference of 18% Convertible Cumulative Preferred Stock ("Preference Stock") with a mandatory redemption date of June 30, 2010. The Preference Stock ranks junior to the Company's 12 1/4% Senior Exchangeable Preferred Stock and ranks senior to any subsequently issued preferred stock. All dividends are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Holders of the Preference Stock are entitled to receive an annual dividend rate of 18% plus approximately 24% of the aggregate value of each dividend (if any) declared and paid on the Company's common stock. If not paid quarterly in cash, annually, accumulated and unpaid dividends are to be added to the basis of the stock.

The Company may redeem any or all of the shares of the Preference Stock for consideration equal to the Base Redemption Amount. The Base Redemption Amount is an amount equal to up to 1,500 shares of Common Stock issuable upon the exercise of future warrants plus the greater of the liquidation preference of the Preference Stock or the value of 7,348.7 shares of the Company's Common Stock, as adjusted for dilutive issuances.

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

H. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2002 and 2001, consists of:

                                                                                2002             2001
Foreign currency translation adjustments                                    $   (351)        $ (4,397)
Minimum pension liabilities                                                   (1,198)          (1,134)
Unrealized gain on cash flow hedges                                                9               30
                                                                          ----------       ----------
                                                                            $ (1,540)        $ (5,501)
                                                                          ==========       ==========

I. INCOME TAXES

Significant components of deferred tax assets (liabilities) as of December 31, 2002 and 2001, are as follows:

                                                                                2002             2001
Deferred tax assets:
    Accounts receivable reserves                                             $ 1,263          $ 1,166
    Inventory reserves                                                         1,011            1,233
    Other reserves                                                             1,955            2,400
    AMT credit carryforward                                                      273              345
    Net operating loss carryforwards                                          20,477           16,441
    Stock option compensation                                                  3,308            3,308
    Pension benefits                                                           1,055              128
    Other postretirement benefits                                              2,529            2,136
                                                                          ----------       ----------
Total deferred tax assets                                                     31,871           27,157

Deferred tax liabilities:
    Depreciation                                                              (7,967)          (7,887)
    Amortization                                                             (10,917)          (7,885)
                                                                          ----------       ----------
Total deferred tax liabilities                                               (18,884)         (15,772)
                                                                          ----------       ----------
Net deferred tax assets                                                      $12,987          $11,385
                                                                          ===========      ==========

Included in the balance sheets:
    Current assets                                                           $ 4,501          $ 5,144
    Noncurrent assets                                                         10,697            8,836
    Noncurrent liability                                                      (2,211)          (2,595)
                                                                          -----------      ----------
Net deferred tax assets                                                      $12,987          $11,385
                                                                          ===========      ==========

Income tax expense consists of the following for the years ended December 31, 2002, 2001 and 2000:

                                                                    2002           2001          2000
Current:
  United States-State and local                                  $   218        $   185       $     7
  International                                                    5,860          7,552         4,895
                                                              ----------     ----------    ----------
                                                                   6,078          7,737         4,902
Deferred                                                          (1,634)        (4,987)         (252)
                                                              ----------     ----------    ----------
                                                                   4,444          2,750         4,650
Allocation to cumulative effect of change in
    accounting principle                                            (394)
                                                              ----------     ----------    ----------
                                                                 $ 4,050        $ 2,750       $ 4,650
                                                              ==========     ==========    ==========

The income tax expense differs from the United States statutory rate for the years ended December 31, 2002, 2001 and 2000, as a result of the following:

                                                                    2002           2001          2000
Tax provision (benefit) at the United States federal
    statutory rate                                               $ 4,499        $  (801)      $ 3,928
International tax rate differential                                 (434)         2,356           261
State and local taxes, net of federal
  income tax effect                                                  759           (408)         (126)
Foreign source income taxable in the United States                (1,374)         2,321
Non-deductible expenses                                              136            398           375
Other                                                                464         (1,116)          212
                                                              ----------     ----------    ----------
                                                                 $ 4,050        $ 2,750       $ 4,650
                                                              ==========     ==========    ==========

During 2002, it was determined that the Company's foreign source income taxable in the United States was less than previously estimated. The effect of this change in estimate was to decrease the 2002 income tax expense by $1,930. Other tax benefit for 2001 in the table above consists primarily of the release of tax reserves.

Income (loss) before income taxes includes $16,131, $13,069 and $14,441 of income from international operations for the years ended December 31, 2002, 2001 and 2000. Day has not provided for deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. Undistributed earnings of Day's foreign subsidiaries amounted to approximately $35 million as of December 31, 2002. The unrecognized deferred tax liability on these earnings has not been calculated due to the complexities associated with the hypothetical calculation. Beginning in 2004, it is anticipated that Day will remit a substantial portion of annual foreign subsidiary earnings in the form of taxable dividends. The tax consequences of those dividends will be recorded when such dividends are paid. The Company has United States net operating loss carryforwards of approximately $58,890 expiring from 2006 through 2022.

J. BUSINESS SEGMENTS

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

                                                                    2002           2001          2000
Third party sales:
  Image Transfer                                               $ 211,598      $ 204,748     $ 224,835
  Textile Products                                                48,350         49,398        55,738
                                                              ----------     ----------    ----------
Total                                                          $ 259,948      $ 254,146     $ 280,573
                                                               =========      =========     =========
Segment operating profit:
  Image Transfer                                               $  37,524      $  35,422     $  49,541
  Textile Products                                                 6,508          6,110         7,313
                                                               ---------      ---------     ---------
Total                                                          $  44,032      $  41,532     $  56,854
                                                               =========      =========     =========
Depreciation and amortization:
  Image Transfer                                               $   6,229      $   4,995     $   4,646
  Textile Products                                                 1,674          1,565         1,597
                                                               ---------      ---------     ---------
Total                                                          $   7,903      $   6,560     $   6,243
                                                               =========      =========     =========
Assets:
  Image Transfer                                               $ 113,420      $ 107,361     $ 112,405
  Textile Products                                                29,925         29,463        30,014
                                                               ---------      ---------     ---------
Total                                                          $ 143,345      $ 136,824     $ 142,419
                                                               =========      =========     =========

Capital expenditures:
  Image Transfer                                               $   6,571      $   9,171     $   8,547
  Textile Products                                                 1,693          3,812         1,777
                                                               ---------      ---------     ---------
Total                                                          $   8,264      $  12,983     $  10,324
                                                               =========      =========     =========

The following is a reconciliation of the items reported above to the amounts reported in the consolidated financial statements:

                                                                    2002           2001          2000
Operating profit:
Segment operating profit                                        $ 44,032       $ 41,532      $ 56,854
APB #16 depreciation and amortization                             (3,468)        (3,922)       (4,233)
Non-allocated corporate expenses                                    (514)          (524)         (537)
Restructuring costs                                                 (118)        (4,931)
Amortization of intangibles                                         (810)        (4,451)       (4,470)
Management fees                                                   (1,000)        (1,042)       (1,100)
                                                              ----------     ----------    ----------
    Total operating profit                                      $ 38,122       $ 26,662      $ 46,514
                                                              ==========     ==========    ==========

Depreciation and amortization:
Segment depreciation and amortization                            $ 7,903        $ 6,560       $ 6,243
Amortization of intangibles                                          810          4,451         4,470
APB #16 depreciation and amortization                              3,468          3,922         4,233
Amortization of deferred financing fees                            2,348          2,347         2,305
                                                              ----------     ----------    ----------
    Total depreciation and amortization                         $ 14,529       $ 17,280      $ 17,251
                                                              ==========     ==========    ==========

                                                                    2002           2001          2000
Assets:
Segment assets                                                 $ 143,345      $ 136,824     $ 142,419
APB #16 Adjustment                                                 7,073          7,731         8,417
Goodwill and other intangibles                                   153,776        157,888       169,048
Deferred tax assets                                               15,198         13,980         8,836
Cash and other assets                                                485            581         1,772
                                                              ----------     ----------    ----------
    Total assets                                               $ 319,877      $ 317,004     $ 330,492
                                                              ==========     ==========    ==========

Net sales for the years ended December 31, 2002, 2001 and 2000, and long-lived assets as of December 31, 2002, 2001 and 2000, by geographic area are as follows:

                                                                    2002           2001          2000
Net sales:
United States                                                  $ 132,338      $ 135,609     $ 159,744
Germany                                                           61,648         61,288        63,343
United Kingdom                                                    32,989         25,184        27,508
Other international                                               50,831         47,463        46,356
                                                              ----------     ----------    ----------
    Total international                                          145,468        133,935       137,207

Interarea                                                        (17,858)       (15,398)      (16,378)
                                                              ----------     ----------    ----------
                                                               $ 259,948      $ 254,146     $ 280,573
                                                              ==========     ==========    ==========

Long-lived assets:
United States                                                  $ 167,874      $ 175,618     $ 186,200
Germany                                                           24,390         20,506        19,294
United Kingdom                                                    23,542         22,313        20,997
Other international                                               12,289         11,667        12,041
                                                              ----------     ----------    ----------
    Total international                                           60,221         54,486        52,332
                                                              ----------     ----------    ----------
                                                               $ 228,095      $ 230,104     $ 238,532
                                                              ==========     ==========    ==========

Sales between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit.

K. RELATED PARTY TRANSACTIONS

In accordance with a management services agreement, the Company is required to pay GSC Partners and SGCP, the controlling shareholders of Day, an annual management fee of $1.0 million plus expenses, payable semi-annually.

L. STOCKHOLDERS' EQUITY AND STOCK BASED COMPENSATION PLAN

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

As of December 31, 2002, 7,717 options have been granted (of which 999 are exercisable) under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 6,167 expire in 2007 and 1,550 expire in 2012.

DAY STOCK OPTION PLAN

Certain employees hold options that were previously granted under the Day International Group, Inc. Stock Option Plan (the "Day Option Plan"). In 1998 all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options was recorded in 1998 and the remaining balance of $7,821 is included in other long-term liabilities at December 31, 2002 and 2001. As of December 31, 2002, 2,452.5 options have been granted under the Day Option Plan with an exercise price of $1,000 a share and 310 options have been granted with an exercise price of $1,200 a share. The options expire as follows: 2,377.5 expire in 2005; 75 expire in 2006; and 310 expire in 2007.

The following table summarizes activity in the Company's stock option plans:

                                            2002                    2001                   2000
                                            ----                    ----                   ----
                                               EXERCISE               EXERCISE               EXERCISE
                                      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
Outstanding at beginning of year       9,754   $  3,151       9,404   $  3,143       9,404   $  3,143
Granted                                1,100      4,030         350      4,030         100      4,030
Canceled                                (374)     3,949                               (100)     4,030
                                      ------                  -----                  -----
Outstanding at end of year            10,480      3,237       9,754      3,151       9,404      3,143
                                      ======                  =====                  =====
Exercisable at end of year             3,762      1,821       3,436      1,603       3,176      1,405
                                      ======                  =====                  =====
Weighted-average fair value
  of options granted during
  the year using the Black-Scholes
  options-pricing model                        $  1,446               $  1,446               $  1,663
                                               ========               ========               ========
Weighted-average assumptions used for grants:
  Expected dividend yield                      0%                     0%                     0%
  Expected life of options                     9 years                9 years                9 years
  Risk-free interest rate                      5%                     5%                     6%

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


M. RETIREMENT PLANS

The Company has defined benefit plans covering certain associates of its international subsidiaries. Benefits under these plans are based primarily on years of service and qualifying compensation during the final years of employment. The pension plan in the United Kingdom has plan assets consisting of U.K. government bonds in 2002 and marketable equity securities in 2001. The Company's funding policy complies with the requirements of local laws and regulations. During 2001, the Company froze the benefits under the U.K. Pension plan and settled a portion of the obligation by transferring the benefits of active associates to a defined contribution plan.

In conjunction with the TPO acquisition in 1999, the Company entered into a Promise to Pay agreement with Armstrong World Industries GmbH ("Armstrong") for the unfunded pension obligation of TPO's Germany subsidiary in which Armstrong agreed to pay the portion of any pension obligations which the associates earned prior to the date of the acquisition. At December 31, 2002, a receivable of $1,483 has been recorded for the estimated portion of the pension obligation that is Armstrong's responsibility.

Day also sponsors defined contribution plans for certain associates, which provide for Company contributions of a specified percentage of each associate's total compensation.

The funded status of the Company's defined benefit plans at December 31, 2002 and 2001, is as follows:

                                                                                2002             2001
Change in benefit obligation:
Benefit obligation at beginning of year                                     $ 11,915         $ 16,545
Service cost                                                                     274              286
Interest cost                                                                    749              912
Plan participant contributions                                                                     35
Actuarial (gains) losses                                                       1,064             (396)
Curtailment gain                                                                                 (703)
Transfer to defined contribution plan                                                          (3,733)
Benefits paid                                                                   (626)            (592)
Foreign currency exchange                                                      1,668             (439)
                                                                          ----------       ----------
Benefit obligation at end of year                                             15,044           11,915
                                                                          ----------       ----------

Change in plan assets:
Fair value of plan assets at the beginning of the year                         7,579           12,193
Actual return on plan assets                                                     398             (980)
Employer contribution                                                             28              873
Plan participant contributions                                                                     35
Transfer to defined contribution plan                                                          (3,733)
Benefits paid                                                                   (626)            (592)
Foreign currency exchange                                                        785             (217)
                                                                          ----------       ----------
Fair value of plan assets at end of year                                       8,164            7,579
                                                                          ----------       ----------

Funded status                                                                 (6,880)          (4,336)
Unrecognized net actuarial (gain) loss                                         2,092            1,952
Additional minimum liability-included in accumulated other
    comprehensive loss                                                        (1,723)          (1,702)
                                                                          ----------       ----------
(Accrued) pension costs                                                     $ (6,511)        $ (4,086)
                                                                          ==========       ==========

The projected benefit obligation was determined using a weighted average assumed discount rate of 5.0% and 6.0% in 2002 and 2001, and a weighted average assumed long-term rate of increase in compensation of 2.5% and 4.5% in 2002 and 2001. The weighted average assumed long-term rate of return on plan assets was 4.5% and 8.0% in 2002 and 2001.

A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 2002, 2001 and 2000, is as follows:

                                                                    2002           2001          2000
Defined benefit plans:
    Service cost                                                 $   274        $   286       $   689
    Interest cost                                                    749            912           926
    Expected return on plan assets                                  (601)          (944)       (1,080)
    Net amortization                                               1,456             14             8
    Settlement loss                                                                 621
                                                              ----------     ----------    ----------
Net periodic pension cost                                          1,878            889           543
Defined contribution plans                                         2,232          1,457         2,782
                                                              ----------     ----------    ----------
Total pension expense                                            $ 4,110        $ 2,346       $ 3,325
                                                              ==========     ==========    ==========

N. OTHER POSTRETIREMENT BENEFITS

Day provides certain contributory postretirement health care and life insurance benefits for certain U.S. associates. Those associates may become eligible for these postretirement benefits if they retire on or after age 55 with at least ten years of service.

The status of Day's unfunded plan at December 31, 2002 and 2001, is as follows:

                                                                                2002             2001
Change in benefit obligation:
Benefit obligation at beginning of year                                     $ 10,502          $ 9,308
Service cost                                                                     711              618
Interest cost                                                                    805              746
Actuarial (gains) losses                                                         771               44
Benefits paid                                                                   (509)            (214)
                                                                          ----------       ----------
Benefit obligation at end of year                                             12,280           10,502

Unrecognized net actuarial gain (loss)                                        (1,713)            (942)
                                                                          ----------       ----------
Accrued postretirement benefit obligation                                   $ 10,567          $ 9,560
                                                                          ==========       ==========

The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost rate trend) is assumed to be 9.5% and decreasing gradually to 5.0% in 2011 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $2,142 at December 31, 2002, and the interest and service cost would have been $312 higher for the year ended December 31, 2002. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $1,702 at December 31, 2002, and the interest and service cost would have been $243 lower for the year ended December 31, 2002.

A discount rate of 7.00% and 7.25% was used in determining the accumulated obligation as of December 31, 2002 and 2001.

Net periodic postretirement benefit costs include the following components for the years ended December 31, 2002, 2001 and 2000:

                                                                    2002           2001          2000
Service cost                                                     $   711        $   618       $   452
Interest cost                                                        805            746           589
Actuarial loss recognized                                                             7
                                                              ----------     ----------    ----------
Net periodic postretirement benefit costs                        $ 1,516        $ 1,371       $ 1,041
                                                              ==========     ==========    ==========

O. RESTRUCTURING COSTS

As announced in the first quarter of 2001, the Company has consolidated its U.S. Textile Products operations into its Greenville, South Carolina, facility. The relocation was completed in early 2002. A pre-tax charge of $933 was recorded in 2001 for relocation of machinery and equipment and severance and termination costs for 59 associates. During the first quarter of 2002, the Company incurred additional relocation costs of $109, recorded a charge of $157 for write-off of fixed assets and recorded a reversal of $103 of the reserve for severance costs. As of September 30, 2002, final severance payments have been paid to 49 associates.

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

Also during the fourth quarter of 2001, the Company completed plans to relocate its Pressroom Chemicals German sales office into other existing facilities and the U.S. sales and administrative functions from Oakland, New Jersey to other U.S. locations. A pre-tax charge of $988 was recorded for severance costs for 21 associates, costs for closing the offices and loss on the sale of fixed assets. As of December 31, 2002, final severance payments have been paid to 21 associates.

Below is a summary of the restructuring charges in 2001:

                                                                  IMAGE         TEXTILE
                                                               TRANSFER        PRODUCTS         TOTAL
Severance cost                                                   $   975          $ 500       $ 1,475
Facility shutdown                                                    769                          769
Relocation and other costs incurred                                   49            433           482
Write-off of assets                                                2,205                        2,205
                                                              ----------     ----------    ----------
 Total                                                           $ 3,998          $ 933       $ 4,931
                                                              ==========     ==========    ==========

Below is a summary of the restructuring charges in 2002:

                                                                  IMAGE         TEXTILE
                                                               TRANSFER        PRODUCTS         TOTAL
Reversal of reserve for severance cost                             $ (45)        $ (103)       $ (148)
Relocation and other costs incurred                                                 109           109
Write-off of assets                                                                 157           157
                                                              ----------     ----------    ----------
Total                                                              $ (45)        $  163        $  118
                                                              ==========     ==========    ==========

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2001 and 2002:

                                                                              IMAGE          TEXTILE
                                                                             TRANSFER        PRODUCTS
Severance and facility shutdown restructuring charge                         $ 1,744            $ 500
Charges against the reserve for:
    Severance costs                                                              (79)            (108)
    Facility shutdown                                                           (157)
                                                                          ----------       ----------
Balance at December 31, 2001                                                   1,508              392
Reversal of reserve                                                              (45)            (103)
Charges against the reserve for:
    Severance costs                                                             (851)            (289)
    Facility shutdown                                                           (612)
                                                                          ----------       ----------
Balance at December 31, 2002                                                 $                  $
                                                                          ==========       ==========

P. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

The Company leases a building in Germany under a capital lease. Property under this capital lease is included in property, plant and equipment at December 31, 2002 and 2001, as follows:

                                                                                2002             2001
Land and buildings                                                           $ 1,416          $ 1,238
Accumulated depreciation                                                        (110)             (84)
                                                                          ----------       ----------
                                                                             $ 1,306          $ 1,154
                                                                          ==========       ==========

The Company also leases certain warehouses, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 2002, 2001 and 2000 was $2,326, $1,949 and $1,873.
The following is a schedule by year of future annual minimum lease payments under non-cancelable leases as of December 31, 2002:

                                                                             CAPITAL        OPERATING
                                                                               LEASE           LEASES
    2003                                                                     $   156          $ 1,914
    2004                                                                         156            1,343
    2005                                                                         156            1,065
    2006                                                                         156              893
    2007                                                                         156              558
    Thereafter                                                                   937              630
                                                                          ----------       ----------
                                                                               1,717          $ 6,403

    Amount representing interest                                                (455)
                                                                          ----------
    Present value of minimum lease payments (including
    current portion of $86)                                                  $ 1,262
                                                                          ==========

     CONTINGENCIES

There are currently no environmental claims against the Company for the costs of environmental remediation measures taken or to be taken. The Company is operating under a consent decree related to its Michigan manufacturing facility for environmental matters that occurred prior to the acquisition by American Industrial Partners in 1995. Independent environmental consultants have assessed the environmental matters. Based on this assessment and management's best estimates of the liability associated with these matters, reserves for such liabilities have been established and no insurance recoveries have been anticipated in determining the reserves. A previous owner, PolyOne, has agreed to indemnify the Company for certain costs associated with these matters. At December 31, 2002, a $215 indemnification receivable is recorded. Management believes that this receivable is fully realizable. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the operations, financial position or cash flows of the Company.

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

Q. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                    2002           2001          2000
NON-CASH TRANSACTIONS:
  Preferred stock dividends paid in kind                        $ 17,103       $ 14,770      $ 12,752
                                                                ========       ========      ========
  Amortization of preferred stock discount and issuance
    costs                                                       $    188       $    188      $    188
                                                                ========       ========      ========
CASH PAID FOR:
Income taxes                                                    $  9,549       $  6,870      $  4,990
                                                                ========       ========      ========
Interest                                                        $ 24,833       $ 25,790      $ 28,411
                                                                ========       ========      ========

R. SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000 of 11-1/8% Senior Notes and $115,000 of 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). Day International, Inc. ("Day International" or "Guarantor") is a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned international subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of Day and Day International, other than the assets of the wholly-owned international non-guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place that effectively transfers the interest expense from Day to Day International, Inc. The following are the supplemental consolidating condensed balance sheets as of December 31, 2002 and 2001, the supplemental consolidating condensed statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2001, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2002

                                                           DAY
                                             DAY          INTER-
                                           INTER-        NATIONAL          NON-
                                          NATIONAL         INC.         GUARANTOR
                                         GROUP, INC.    (GUARANTOR)    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
ASSETS
Cash and cash equivalents                 $     496       $    (496)      $    996      $               $     996
Accounts receivable - net                                    11,365         21,417                         32,782
Inventories                                                  19,165         15,686                         34,851
Other assets                                                  4,754          1,310                          6,064
                                          ---------       ---------       --------      ----------      ---------

    TOTAL CURRENT ASSETS                        496          34,788         39,409                         74,693
Intercompany                                250,883         (13,166)        13,644        (251,361)
Property, plant and
    equipment - net                                          48,256         26,063                         74,319
Investment in subsidiaries                  (39,309)         35,588         (4,918)          8,639
Intangible and other assets                                 153,258         17,607                        170,865
                                          ---------       ---------       --------      ----------      ---------

    TOTAL ASSETS                          $ 212,070       $ 258,724       $ 91,805      $ (242,722)     $ 319,877
                                          =========       =========       ========      ==========      =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Accounts payable                          $               $   3,593       $  4,635      $               $   8,228
Current maturities of
    long-term debt                           12,511                             86                         12,597
Accrued associate related
    costs and other expenses                  4,196           6,318         11,820                         22,334
                                          ---------       ---------       --------      ----------      ---------

    TOTAL CURRENT LIABILITIES                16,707           9,911         16,541                         43,159
Intercompany                                (50,205)        295,916         11,110        (256,821)
Long-term and subordinated
    long-term debt                          238,372                          1,176                        239,548
Other long-term liabilities                                  21,639          8,335                         29,974
Redeemable preferred stock                  126,646                                                       126,646
Total stockholders' equity
    (deficit)                              (119,450)        (68,742)        54,643          14,099       (119,450)
                                          ---------       ---------       --------      ----------      ---------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY
    (DEFICIT)                             $ 212,070       $ 258,724       $ 91,805      $ (242,722)     $ 319,877
                                          =========       =========       ========      ==========      =========

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2001

                                                             DAY
                                             DAY            INTER-
                                            INTER-         NATIONAL            NON-
                                           NATIONAL          INC.            GUARANTOR
                                          GROUP, INC.     (GUARANTOR)      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
ASSETS
Cash and cash equivalents               $          702      $        (702)  $          609    $                 $          609
Accounts receivable - net                                          12,029           17,095                              29,124
Inventories                                                        20,687           13,589                              34,276
Other assets                                                        5,322            4,152                               9,474
                                       ---------------   ----------------  ---------------   ---------------   ---------------

      TOTAL CURRENT ASSETS                         702             37,336           35,445                              73,483
Intercompany                                   262,642            (13,228)          13,228          (262,642)
Property, plant and equipment - net                                48,940           23,276                              72,216
Investment in subsidiaries                     (49,142)            31,138           (5,719)           23,723
Intangible and other assets                                       158,033           13,272                             171,305
                                       ---------------   ----------------  ---------------   ---------------   ---------------


         TOTAL ASSETS                   $      214,202      $     262,219   $       79,502   $      (238,919)   $      317,004
                                       ===============   ================  ===============   ===============   ===============

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                        $                   $       3,373   $        3,315   $                  $        6,688
Current maturities of long-term debt            12,511                                  65                              12,576
Accrued associate related costs
  and other expenses                             4,512              7,606           12,067                              24,185
                                       ---------------   ----------------  ---------------   ---------------   ---------------

      TOTAL CURRENT LIABILITIES                 17,023             10,979           15,447                              43,449
Intercompany                                   (46,388)           307,813           14,862          (276,287)
Long-term and subordinated long-term
  debt                                         250,131                               1,124                             251,255
Other long-term liabilities                                        20,837            8,027                              28,864
Redeemable preferred stock                     109,354                                                                 109,354
Total stockholders' equity (deficit)          (115,918)           (77,410)          40,042            37,368          (115,918)
                                       ---------------   ----------------  ---------------   ---------------   ---------------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY
      (DEFICIT)                        $       214,202      $     262,219  $        79,502   $      (238,919)   $      317,004
                                       ===============   ================  ===============   ===============   ===============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2002

                                                                    DAY
                                                    DAY           INTER-
                                                  INTER-         NATIONAL            NON-
                                                 NATIONAL          INC.            GUARANTOR
                                                GROUP, INC.     (GUARANTOR)      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
Net sales                                    $                 $        148,853  $       111,095   $              $       259,948
Cost of goods sold                                                       94,335           70,091                          164,426
                                             ---------------   ----------------  ---------------   ------------   ---------------

      Gross profit                                                       54,518           41,004                           95,522
Selling, general and administrative                       60             32,029           23,383                           55,472
Restructuring costs                                                         118                                               118
Amortization of intangibles                                                 810                                               810
Management fees                                                           1,000                                             1,000
                                             ---------------   ----------------  ---------------   ------------   ---------------

      Operating profit                                   (60)            20,561           17,621                           38,122
Other expenses (income):
  Equity in (earnings) of subsidiaries                (9,833)           (11,747)                         21,580
  Interest expense                                                       26,719               40                           26,759
  Other (income) expense                                  (3)            (3,316)           1,450                           (1,869)
                                             ---------------   ----------------  ---------------   ------------   ---------------

      Income before income taxes                       9,776              8,905           16,131        (21,580)           13,232
Income taxes (benefit)                                   (22)              (928)           5,000                            4,050
                                             ----------------  ----------------- ---------------   ------------   ---------------

      Income before cumulative effect of
      change in accounting principles                  9,798              9,833           11,131        (21,580)            9,182
Cumulative effect of change in accounting
      principles                                                                             616                              616
                                             ---------------   ----------------  ---------------   ------------   ---------------

      Net income                             $         9,798   $          9,833  $        11,747   $    (21,580)  $         9,798
                                             ===============   ================  ===============   ============   ===============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                                               DAY
                                                DAY           INTER-
                                              INTER-         NATIONAL            NON-
                                             NATIONAL          INC.            GUARANTOR
                                            GROUP, INC.     (GUARANTOR)      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
Net sales                                $                 $        151,048  $       103,098   $                 $       254,146
Cost of goods sold                                                   97,868           65,119                             162,987
                                         ---------------   ----------------  ---------------   ---------------   ---------------

      Gross profit                                                   53,180           37,979                              91,159
Selling, general and administrative                   52             34,120           19,901                              54,073
Restructuring costs                                                   4,554              377                               4,931
Amortization of intangibles                                           4,104              347                               4,451
Management fees                                                       1,042                                                1,042
                                         ---------------   ----------------  ---------------   ---------------   ---------------

      Operating profit                               (52)             9,360           17,354                              26,662
Other expenses (income):
  Equity in (earnings) loss of
  subsidiaries                                     5,080             (6,269)                             1,189
  Interest expense                                                   28,336               83                              28,419
  Other (income) expense                              (6)            (3,595)           4,202                                 601
                                         ---------------   ----------------  ---------------   ---------------   ---------------
      Income (loss) before income
         taxes                                    (5,126)            (9,112)          13,069            (1,189)           (2,358)
Income taxes (benefit)                               (18)            (4,032)           6,800                               2,750
                                         ---------------   ----------------  ---------------   ---------------   ---------------
      Net income (loss)                  $        (5,108)  $         (5,080) $         6,269   $        (1,189)   $       (5,108)
                                         ===============   ================  ===============   ===============   ===============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000


                                                                DAY
                                                 DAY           INTER-
                                               INTER-         NATIONAL            NON-
                                              NATIONAL          INC.            GUARANTOR
                                             GROUP, INC.     (GUARANTOR)      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
Net sales                                 $                 $        177,361  $       103,212   $                 $       280,573
Cost of goods sold                                                   108,356           62,661                             171,017
                                          ---------------   ----------------  ---------------   ---------------   ---------------

      Gross profit                                                    69,005           40,551                             109,556
Selling, general and administrative                    36             35,929           21,507                              57,472
Amortization of intangibles                                            3,743              727                               4,470
Management fees                                                        1,100                                                1,100
                                          ---------------   ----------------  ---------------   ---------------   ---------------

      Operating profit                                (36)            28,233           18,317                              46,514
Other expenses (income):
  Equity in (earnings) of subsidiaries             (6,916)            (9,141)                            16,057
  Interest expense                                      1             30,172              184                              30,357
  Other (income) expense                              (14)               927            3,692                               4,605
                                          ---------------   ----------------  ---------------   ---------------   ---------------

      Income before income taxes                    6,893              6,275           14,441           (16,057)           11,552
Income taxes (benefit)                                 (9)              (641)           5,300                               4,650
                                          ---------------   ----------------  ---------------   ---------------   ---------------
      Net income                          $         6,902    $         6,916   $        9,141   $       (16,057)   $        6,902
                                          ===============   ================  ===============   ===============   ===============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002


                                                                DAY
                                                DAY           INTER-
                                              INTER-         NATIONAL              NON-
                                             NATIONAL          INC.             GUARANTOR
                                            GROUP, INC.     (GUARANTOR)        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
Cash Flows from Operating Activities:
Net income                                $         9,798      $      9,833    $      11,747      $   (21,580)      $      9,798
  Adjustments to reconcile net income
        to net cash provided by
        (used in) operating activities:
  Cumulative effect of change in
      accounting principle                                                              (616)                               (616)
  Depreciation and amortization                                      12,057            2,472                              14,529
  Equity in (earnings) loss of
        subsidiaries                               (9,833)          (11,747)                           21,580
  Deferred income taxes and other                                      (679)          (1,155)                             (1,834)
  Foreign currency (gain) loss                                       (2,344)           1,071                              (1,273)
  Undistributed earnings of investee                                   (306)                                                (306)
  Loss on disposal of fixed assets                                      157              308                                 465
  Changes in operating assets and
      liabilities                                   (316)             4,277           (4,432)                               (471)
                                         ----------------  ----------------  ---------------   ---------------   ---------------
      Net cash provided by (used in)
      operating activities                          (351)            11,248            9,395                              20,292

Cash Flows from Investing Activities:
Capital expenditures                                                 (5,199)          (3,065)                             (8,264)
                                         ---------------   ----------------  ---------------   ---------------   ---------------
      Net cash (used in) investing
        activities                                                   (5,199)          (3,065)                             (8,264)

Cash Flows from Financing Activities:
Payment of long-term debt                        (12,600)                               (126)                            (12,726)
Net borrowings on revolving credit
        facility                                     800                                                                     800
                                         ---------------   ----------------  ---------------   ---------------   ---------------
      Net cash (used in) financing
        activities                               (11,800)                               (126)                            (11,926)

Intercompany transfers and dividends              11,945             (5,843)          (6,102)
Effects of exchange rates on cash                                                        285                                 285
                                         ---------------   ----------------  ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash
      equivalents                                   (206)               206              387                                 387
Cash and cash equivalents at beginning
        of period                                    702               (702)             609                                 609
                                         ---------------   ----------------  ---------------   ---------------   ---------------

Cash and cash equivalents at end
        of period                        $           496   $           (496)  $          996   $                  $          996
                                         ===============   ================  ===============   ===============   ===============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001


                                                               DAY
                                               DAY           INTER-
                                             INTER-         NATIONAL            NON-
                                            NATIONAL          INC.            GUARANTOR
                                           GROUP, INC.     (GUARANTOR)      SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED
Cash Flows from Operating Activities:
Net income (loss)                        $       (5,108)   $        (5,080)   $       6,269   $        (1,189)    $      (5,108)
  Adjustments to reconcile net income
     (loss) to net cash provided
      by operating activities:
  Depreciation and amortization                                     14,830            2,450                              17,280
  Equity in (earnings) loss of
   subsidiaries                                   5,080             (6,269)                             1,189
  Deferred income taxes and other                                   (4,044)           1,381                              (2,663)
  Foreign currency loss                                                381              330                                 711
  Loss on disposal of fixed assets                                   2,126               79                               2,205
  Changes in operating assets and
    liabilities                                     262               (308)           5,247                               5,201
                                        ---------------   ----------------  ---------------   ---------------   ---------------
      Net cash provided by operating
        activities                                  234              1,636           15,756                              17,626

Cash Flows from Investing Activities:
Capital expenditures                                                (8,952)          (4,031)                            (12,983)
                                        ---------------   ----------------  ---------------   ---------------   ---------------
      Net cash (used in) investing
        activities                                                  (8,952)          (4,031)                            (12,983)

Cash Flows from Financing Activities:
Payment of deferred financing fees                 (249)                                                                   (249)
Payment of long-term debt                        (2,250)                                (12)                             (2,262)
Net payments on revolving credit
  facility                                       (2,150)                                                                 (2,150)
                                        ---------------   ----------------  ---------------   ---------------   ---------------
      Net cash (used in) financing
        activities                               (4,649)                                (12)                             (4,661)

Intercompany transfers and dividends              4,527              7,204          (11,731)
Effects of exchange rates on cash                                                      (295)                               (295)
                                        ---------------   ----------------  ---------------   ---------------   ---------------

Net increase (decrease) in cash
  and cash equivalents                              112               (112)            (313)                               (313)
Cash and cash equivalents at
  beginning of period                               590               (590)             922                                 922
                                        ---------------   ----------------  ---------------   ---------------   ---------------

Cash and cash equivalents at end
  of period                             $           702   $           (702) $           609   $                 $           609
                                        ===============   ================  ===============   ===============   ===============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000


                                                                  DAY
                                                   DAY           INTER-
                                                 INTER-         NATIONAL            NON-
                                                NATIONAL          INC.            GUARANTOR
                                               GROUP, INC.     (GUARANTOR)      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
Cash Flows from Operating Activities:
Net income                                  $         6,902    $         6,916   $        9,141   $   (16,057)   $        6,902
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
  Depreciation and amortization                                         14,616            2,635                          17,251
  Equity in (earnings) of subsidiaries               (6,916)            (9,141)                        16,057
  Deferred income taxes and other                                         (889)             161                            (728)
  Foreign currency loss                                                                   2,425                           2,425
  Changes in operating assets and
    liabilities                                        (381)            (8,487)           7,474                          (1,394)
                                            ---------------   ----------------  ---------------   -----------   ---------------
      Net cash provided by (used in)
      operating activities                             (395)             3,015           21,836                          24,456
Cash Flows from Investing Activities:
Cash paid for acquisitions                                              (2,329)                                          (2,329)
Capital expenditures                                                    (5,338)          (4,986)                        (10,324)
Other                                                                                       742                             742
                                            ---------------   ----------------  ---------------   -----------   ---------------
      Net cash (used in) investing
        activities                                                      (7,667)          (4,244)                        (11,911)
Cash Flows from Financing Activities:
Payments on term loans                              (12,250)                               (212)                        (12,462)
Net borrowings on revolving credit
  facility                                              800                                                                 800
                                            ---------------   ----------------  ---------------   -----------   ---------------
      Net cash (used in) financing
        activities                                  (11,450)                               (212)                        (11,662)

Intercompany transfers and dividends                 12,058              5,835          (17,893)
Effects of exchange rates on cash                                                          (469)                           (469)
                                            ---------------   ----------------  ---------------   -----------   ---------------

Net increase (decrease) in cash and
  cash equivalents                                      213              1,183             (982)                            414
Cash and cash equivalents at beginning
      of period                                         377             (1,773)           1,904                             508
                                            ---------------   ----------------  ---------------   -----------   ---------------

Cash and cash equivalents at end of period   $          590   $           (590) $           922   $             $           922
                                            ===============   ================  ===============   ===========   ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On May 29, 2002, the Board of Directors voted to approve the engagement of Ernst & Young LLP as its independent auditor for the year ending December 31, 2002, to replace the firm of Arthur Andersen LLP. In connection with the audits of the financial statements for the years ended December 31, 2001 and 2000, and in the subsequent interim periods, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No event of the type described in
Item 304(a)(1)(v) of Regulation S-K occurred during the period described above.

Prior to the Board's determination to engage Ernst & Young LLP as its independent auditors' for the year ending December 31, 2002, Ernst & Young LLP was not consulted on accounting treatment and disclosure requirements.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, ages and a brief account of the business experience for the last five years of each person who is a director or executive officer of the Company.

NAME                         AGE    POSITION
William C. Ferguson          72     Chairman of the Board

Dennis R. Wolters            56     Chief Executive Officer, President and Director

Dwaine R. Brooks             60     Vice President, Human Resources and Assistant Secretary
                                    since October 1999; prior to that Director Human
                                    Resources for the Company's worldwide operations

Mario Busshoff               31     Senior Vice President and Managing Director, Rotec since
                                    July 2001; prior to that Managing Director, Rotec since
                                    January 1999; prior to that Vice President, Sales,
                                    Marketing and Technology for Rotec Hulsensysteme GmbH

John W. Frazier              41     Senior Vice President, General Manager, Pressroom
                                    Chemicals, North America since February 2002; prior to
                                    that Business Director at Astaris since April 2001;
                                    prior to that Sales Director at Astaris since March
                                    2000; prior to that Business Director at FMC Corporation

David B. Freimuth            50     Senior Vice President, General Manager, Textile Products
                                    since October 1999; prior to that Vice President, Chief
                                    Financial Officer

Dermot J. Healy              48     Managing Director, Europe

NAME                         AGE    POSITION
Thomas J. Koenig             42     Vice President and Chief Financial Officer since October
                                    1999; prior to that Controller/Director of Accounting

Stephen P. Noe               46     Senior Vice President, General Manager, Transfer Media
                                    since July 2001; prior to that Senior Vice President,
                                    Marketing & Sales, Transfer Media since January 2001;
                                    prior to that Principal at CSC Consulting in the
                                    Emerging Markets Practice since July 2000; prior to that
                                    Business Director at FMC Corporation

Arthur C. Riley              64     Senior Vice President and Managing Director, Pacific Rim
                                    since July 2001; prior to that Managing Director, Varn
                                    International

Arthur H. Rogove             57     Vice President, Technology since April 2001; prior to
                                    that Director of Technology at the Performance Plastics
                                    Division of St. Gobain Corporation (formerly the Furon
                                    Corporation)

Carl J. Crosetto             54     Director

Matthew C. Kaufman           32     Director

Michael A. Pruzan            37     Director

William C. Ferguson has been a director since 1998. He retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. Mr. Ferguson is also a member of the Advisory Board of GSC Partners.

Carl J. Crosetto has been a director since 2000. He is President and a member of the Office of the Chairman of Bowne & Co., Inc. since December 1998. In January 2000, he was appointed to the Board of Directors of Bowne. Prior to December 1998, he served as President of Bowne International. Mr. Crosetto is a member of the board of directors of SpeedFlex Asia Limited and Check Printers, Inc.

Matthew C. Kaufman has been a director since 2000. He is a Managing Director with GSC Partners. He joined GSC Partners in 1997. He is Chairman of the Board of Pacific Aerospace & Electronics, Inc. and a director of Burke Industries, Inc., Check Printers, Inc., Waddington North America, Inc., Woods Equipment Company, and Worldtex, Inc.

Michael A. Pruzan has been a director since 2002. He is a Partner with Soros Private Equity Partners. He has been with SPEP since 1999. Prior to joining SPEP, Mr. Pruzan spent over eleven years with Goldman, Sachs & Co. in Mergers and Acquisitions, Equity Capital Markets and Principal Investments. Mr. Pruzan is Chairman of the Board of Nextec Applications, Inc. and a member of the board of directors of First Asset Management, Inc., MCG Capital Corporation, NuSign Industries, LLC, Onvoy, Inc., Raleigh Cycle Limited, R.V.I. Guaranty Co., Ltd. and WellCare Health Plans, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for 2002, 2001 and 2000 for Mr. Wolters and the four other most highly compensated executive officers of the Company at the end of 2002.

                                                              LONG TERM
                                                             COMPENSATION
                                                               AWARDS
                                              ANNUAL            ------
                                           COMPENSATION       SECURITIES
NAME AND                                   ------------       UNDERLYING    ALL OTHER
PRINCIPAL POSITION            YEAR      SALARY       BONUS    OPTIONS(#)   COMPENSATION
Dennis R. Wolters,            2002     $260,000     $27,050         200    $  22,674(a)
 President and Chief          2001      250,000     207,545           0       17,664
 Executive Officer            2000      239,735           0           0        7,798

Arthur C. Riley, Senior Vice  2002      296,150     165,363           0       94,683 (b)
 President and Managing       2001      234,739     155,628           0       32,281
 Director, Pacific Rim        2000      233,723     136,503           0       33,219

Stephen P. Noe, Senior Vice   2002      175,000      20,000         300       14,066 (c)
 President and General        2001      160,000           0           0       14,160
 Manager, Transfer Media

Dermot J. Healy,              2002      165,363       6,554          40       46,645 (d)
 Managing Director,           2001      137,435      75,818           0       39,720
 Europe                       2000      131,953           0           0       39,527

Arthur H. Rogove,             2002      158,750      10,000         100       10,014 (e)
  Vice President, Technology  2001      116,250           0           0       29,119

(a) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($8,000), premiums for group term life insurance ($2,164), investment advisory services ($6,466) and automobile allowance ($6,044).

(b) Represents company contributions to a UK benefit plan ($71,219) and automobile allowance ($23,464).

(c) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($7,566), premiums for group term life insurance ($505) and automobile allowance ($5,995).

(d) Represents company contributions to a UK benefit plan ($35,854), premiums for group term life insurance ($732) and automobile allowance ($10,059).

(e) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($6,810), premiums for group term life insurance ($1,069), relocation expenses ($4,062) and automobile allowance ($4,883).


                            FY-END OPTION/SAR VALUES

                                                                     NUMBER
                                                                  OF SECURITIES     VALUE OF
                                                                   UNDERLYING      UNEXERCISED
                                                                   UNEXERCISED    IN-THE-MONEY
                                                                  OPTIONS/SARS    OPTIONS/SARS
                                                                  AT FY-END(#)    AT FY-END($)
                                                                  ------------    ------------
                                                                  EXERCISABLE/    EXERCISABLE/
                                                                     UNEXER-         UNEXER-
NAME                                                                 CISABLE       CISABLE(1)
Dennis R. Wolters                                                  1,560/         $  3,636,000/
                                                                   2,690          $          0

Arthur C. Riley                                                        0/         $          0/
                                                                       0          $          0

Stephen P. Noe                                                       100/         $          0/
                                                                     200          $          0

Dermot J. Healy                                                      242/         $    606,000/
                                                                     333          $          0

Arthur H. Rogove                                                      15/         $          0/
                                                                      85          $          0

(1) Based upon estimated fair market value of the shares less the exercise price.

EMPLOYMENT AGREEMENTS

Each of Messrs. Wolters and Freimuth is a party to an employment agreement with the Company, subject to annual renewals unless notice of non-renewal is given. Under the employment agreements, each of Messrs. Wolters and Freimuth receives annual base salaries of $200,000 and $105,000 (subject to increase by the Board of Directors), and an incentive bonus at 100% of plan target in an amount equal to at least $200,000 and $55,000. The agreements also contain certain non-competition and non-solicitation provisions. Subject to certain exceptions, in the event that the executive is actually or constructively terminated under the employment agreement by the Company without cause, each employment agreement provides that the executive is entitled to receive the following compensation: (i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, (iii) a lump sum equal to one times base salary and annual incentive bonus target and (iv) continuation of benefits and perquisites for one year following termination.

Mr. Riley is a party to an employment agreement with the Company, having an expiration date of December 31, 2003. Under his employment agreement, he receives an annual base salary of Pound Sterling175,000 (subject to increase by the Board of Directors), and an incentive bonus of up to 30% of the annual base salary. The agreement also contains certain non-competition provisions. Mr. Riley retired effective January 31, 2003.

COMPENSATION COMMITTEE INTERLOCKS

Since the Company does not have a compensation committee, the Board of Directors determines executive compensation. Mr. Ferguson serves on the Advisory Board of GSC Partners. Mr. Kaufman is a Managing Director of GSC Partners. GSC Partners and SG Capital Partners LLC ("SGCP"), the Company's controlling shareholders, provide business, financial and management advisory services to the Company for an annual total fee of $1 million, plus expenses. The Company also indemnifies GSC Partners and SGCP from and against certain liabilities. Mr. Pruzan is a Partner with Soros Private Equity Partners ("SPEP"). SPEP and its affiliates are the majority shareholders of the Company's Convertible Cumulative Preferred Stock. The Company also indemnifies SPEP from and against certain liabilities. Mr. Wolters is the President and Chief Executive Officer of the Company. No other officers of the Company participated in Board deliberations regarding executive compensation in 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

                                                                                          NUMBER OF
                                                                                         SECURITIES
                                                                                          REMAINING
                                                                                        AVAILABLE FOR
                                               NUMBER OF                               FUTURE ISSUANCE
                                           SECURITIES TO BE                             UNDER EQUITY
                                              ISSUED UPON       WEIGHTED-AVERAGE        COMPENSATION
                                              EXERCISE OF       EXERCISE PRICE OF     PLANS (EXCLUDING
                                              OUTSTANDING          OUTSTANDING           SECURITIES
                                           OPTIONS, WARRANTS    OPTIONS, WARRANTS       REFLECTED IN
                                              AND RIGHTS           AND RIGHTS            COLUMN (a))
                                                  (a)                  (b)                  (c)
Equity compensation plans
    approved by security
    holders                                             --          $         --                   --

Equity compensation plans
    not approved by security
    holders (1)                                     10,702                 3,253                  168
                                               -----------                                -----------

Total                                               10,702                 3,253                  168
                                               ===========                                ===========

(1) These plans consist of the Day Stock Option Plan, the 1998 Stock Option Plan and warrants issued to individual directors as compensation for services performed. These plans were approved by shareholders holding a majority of the Class A Voting Common Stock through their representation on the Board of Directors. See Note L to the Financial Statements for detailed descriptions of these plans.

SECURITY OWNERSHIP

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

                                                                    NO. OF SHARES OF             % OF
                                                                        COMMON STOCK           COMMON
NAME OF BENEFICIAL OWNER                                                      (a)(b)            STOCK
Dennis R. Wolters                                                              1,950                7.1
Arthur C. Riley                                                                   --               --
Stephen P. Noe                                                                   100                0.4
Dermot J. Healy                                                                  253                0.9
Arthur H. Rogove                                                                  15                0.1
Carl J. Crosetto                                                                  74                0.3
William C. Ferguson                                                              148                0.5
Matthew C. Kaufman (c)                                                            --               --
Michael A. Pruzan                                                                 --               --
All Directors and Executive Officers as a Group (11 persons)                   3,354               12.2
SG Capital Partners LLC                                                        3,777.5             13.8
Greenwich IV, LLC (c)                                                         18,912               68.8

(a) Beneficial ownership is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. The table includes shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this report. As of the date of this report, the number of such shares is 3,957.

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

THE STOCKHOLDERS AGREEMENT

The Stockholders Agreement provides for the number of directors of the Board of Directors of the Company to be such number as designated by GSC Partners, which initially shall be five, and for the composition of the Board of Directors of the Company to consist of four individuals designated by GSC Partners and, for so long as SGCP holds 5% of the outstanding Common Stock, one individual designated by SGCP.

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

ITEM 14. CONTROLS AND PROCEDURES

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

Management assesses the internal control and disclosure control systems as being effective as they encompass material matters for the year ended December 31, 2002. There were no changes in the internal control and disclosure control systems subsequent to December 31, 2002, that would significantly affect the control systems.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

DAY INTERNATIONAL GROUP, INC.
Years ended December 31, 2002, 2001 and 2000:
    Report of Independent Public Accountants
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Stockholders' Equity (Deficit)
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

       The information required to be submitted in the Financial Statement Schedules for Day International Group, Inc. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(b)  REPORTS ON FORM 8-K

       None

(c)  EXHIBITS

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

                                                          Day International Group, Inc.
                                                          (Registrant)

Date:          March 28, 2003                             By:    /s/ Dennis R Wolters
                                                             ------------------------
                                                          Dennis R. Wolters
                                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date:          March 28, 2003                             By:    /s/ Dennis R Wolters
                                                             ------------------------
                                                          Dennis R. Wolters
                                                          President, Chief Executive Officer and
                                                          Director (Principal Executive Officer)

Date:          March 28, 2003                             By:    /s/ Thomas J. Koenig
                                                             ------------------------
                                                          Thomas J. Koenig
                                                          Vice President and Chief Financial Officer
                                                          (Principal Financial Officer and Principal
                                                          Accounting Officer)

Date:          March 28, 2003                             By:
                                                             ---------------------------
                                                          William C. Ferguson
                                                          Director

Date:          March 28, 2003                             By:    /s/ Carl J. Crosetto
                                                             ------------------------
                                                          Carl J. Crosetto
                                                          Director

Date:          March 28, 2003                             By:    /s/ Matthew C. Kaufman
                                                             --------------------------
                                                          Matthew C. Kaufman
                                                          Director

Date:          March 28, 2003                             By:    /s/ Michael A. Pruzan
                                                             -------------------------
                                                          Michael A. Pruzan
                                                          Director

                                  CERTIFICATION

I, Dennis R. Wolters, certify that:

1. I have reviewed this annual report on Form 10-K of Day International Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          March 28, 2003                      By:    /s/ Dennis R Wolters
                                                      ------------------------
                                                   Dennis R. Wolters
                                                   President and Chief Executive
                                                   Officer (Principal Executive
                                                   Officer)

                                  CERTIFICATION

I, Thomas J. Koenig, certify that:

1. I have reviewed this annual report on Form 10-K of Day International Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:           March 28, 2003                By:    /s/ Thomas J. Koenig
                                                 ------------------------
                                              Thomas J. Koenig
                                              Vice President and Chief Financial
                                              Officer (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

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

(4) INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

        4.1 Indenture (the "Indenture") dated June 6, 1995 among Registrant, the Guarantor and American Bank National Association (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 33-93644))
        4.2 Registration Rights Agreement dated as of June 6, 1995 among Group, the Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation, NationsBanc Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 33-93644))
        4.3 First Supplemental Indenture, dated March 13, 1998, to the Indenture (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        4.4 Indenture (the "Subordinated Indenture") dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.3.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        4.5 Form of Global Notes (incorporated by reference to Exhibit 4.3.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        4.6 Registration Rights Agreement, dated as of March 18, 1998, by and between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        4.7 Certificate of Designation, dated March 18, 1998, of Powers, Preferences and Relative, Participating, Optional and other Special Rights of 12 1/4% Senior Exchangeable Preferred Stock due 2010 and Qualifications, Limitations and Restrictions thereof (the "Exchangeable Preferred Stock") (incorporated by reference to Exhibit 4.5.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        4.8 Certificate of Designation for the Company's 18% Convertible Cumulative Preference Stock due 2010, filed with the Secretary of State of the State of Delaware on October 15, 1999 (incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 28, 1999)

        4.9 Form of Global Certificate for the Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.5.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        4.10 Exchange Debenture Indenture, dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        4.11 Amended and Restated Stockholders Agreement, dated as of October 19, 1999, among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.5 to the Form 8-K dated October 28, 1999)
        4.12 Supplemental Indenture, dated as of October 19, 1999 among The Bank of New York and the several Guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-K dated October 28, 1999)

(10) MATERIAL CONTRACTS

        10.1 Purchase Agreement dated as of May 25, 1995 among Group, the Guarantor (as of June 6, 1995) Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Capital Markets, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 33-93644))
        10.2 Stock Purchase Agreement dated April 11, 1995 among Group, M.A. Hanna Company and Cadillac Plastic Group, Inc., as amended (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4 (Reg. No. 33-93644))
        10.3 Share Purchase Agreement dated April 11, 1995 between Group and Cadillac Plastic Limited, as amended (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 (Reg. No. 33-93644))
        10.4 Asset Purchase Agreement between Day International (Canada) Limited and Group, as amended (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 (Reg. No. 33-93644))
        10.5 Employment Agreement, dated January 16, 1998, between the Guarantor and Dennis R. Wolters (incorporated by reference to
                Exhibit 10.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        10.6 Employment Agreement, dated January 16, 1998, between Day International, Inc. and David B. Freimuth (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        10.7 Employment Agreement, dated January 1, 1999, between Varn Products (UK) Limited and Arthur C. Riley (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2001)
        10.8 Day International Group, Inc. Stock Option Plan, dated as of July 6, 1995 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31,
                1995); as amended on September 19, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1996); and as further amended on January 16, 1998 (incorporated by reference to Exhibit 10.2.3 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

        10.9 Stock Purchase Agreement, dated as of December 18, 1997, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the Stockholders of Day International Group, Inc. parties thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K dated January 16, 1998); as amended on January 16, 1998 (incorporated by reference to Exhibit 2.2 to the Form 8-K dated January 16,
                1998)
        10.10 Purchase Agreement, dated as of March 13, 1998 between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 1.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        10.11 Amended and Restated Credit Agreement, dated as of October 19, 1999, among the Company, Societe Generale, as Administrative Agent, and SG Cowen Securities Corporation, as Arranger (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 28, 1999); as amended September 21, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
        10.12 Guarantee and Collateral Agreement, dated January 15, 1998, made by the Company and Day International, Inc. in favor of Societe Generale as Administrative Agent for the benefit of the Senior Lenders and certain other secured parties (incorporated by reference to Exhibit 4.8 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        10.13 Patent and Trademark Security Agreement, dated January 15, 1998, made by the Company in favor of the Administrative Agent for the benefit of the Senior Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.9 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        10.14 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the Florida Property (incorporated by reference to Exhibit 4.10 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        10.15 Deed of Trust, dated January 15, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the North Carolina property (incorporated by reference to Exhibit 4.12 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
        10.16 Mortgage and Security Agreement Dated January 16, 1998, from Day, as Mortgagor, to the Administrative Agent, with respect to the Michigan Property (incorporated by reference to Exhibit 4.13 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

        10.17 Share Pledge Agreement dated December 22, 1998 between made by the Company and Day International, Inc. in favor of Societe Generale as Administrative Agent for the benefit of the Senior Lenders and certain other secured parties (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 1998)
        10.18 Consulting Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.1 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))
        10.19 Indemnification Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.2 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))
        10.20 Consulting Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.3 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))
        10.21 Indemnification Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.4 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))
        10.22 Share Purchase Agreement between Day International, Inc., Mr. Rudolf Wilbring, Mr. Helmut Busshoff and Mr. Josef Dunne dated December 23, 1998 (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31,
                1998)
        10.23 Non Compete Agreement between Day International, Inc., Mr. Rudolf Wilbring, Mr. Helmut Busshoff and Mr. Josef Dunne dated December 23, 1998 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31,
                1998)
        10.24 Stock warrant to purchase 74 shares of Common Stock of the Company, dated as of January 18, 1998 issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 1998)
        10.25 Stock warrant to purchase 74 shares of Common Stock of the Company, dated as of January 27, 2000, issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000)
        10.26 Stock warrant to purchase 74 shares of Common Stock of the Company, dated as of January 18, 2000, issued to Mr. Carl J. Crosetto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000)
        10.27 Purchase Agreement between Armstrong World Industries, Inc. and Armstrong World Industries GmbH, as Sellers and Day International, Inc., as Buyer (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999
        10.28 Stock Purchase Agreement, dated as of August 13, 1999, by and among the Company and the stockholders of each of Varnco Holdings Inc., Varn Holdings PLC, Varn Aegis Co. GmbH Hautschutzsysteme, Varn Products Co., Inc., JV Tex Realty Corp. and Graph Tech, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K dated October 28, 1999); as amended October 19, 1999 (incorporated by reference to Exhibit 2.2 to the Form 8-K dated October 28, 1999)

        10.29 Subsidiary Guarantee, dated as of October 19, 1999, among Firstar Bank, N.A. and the several Guarantors party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-K dated October 28, 1999)
        10.30 Preference Stock Purchase Agreement, dated as of October 19, 1999, among the Company and the several Investors party thereto (incorporated by reference to Exhibit 4.4 to the Form 8-K dated October 28, 1999)
        10.31 Day International, Inc. Supplemental Savings and Retirement Plan, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

(21) SUBSIDIARIES OF THE REGISTRANT

(99) ADDITIONAL EXHIBITS

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002