Form 10-Q
period 2003-03-31
DAY INTERNATIONAL GROUP INC
filed 2003-05-13
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]      No  [X]


There were 23,298 Common Shares of the Company, $0.01 per share par value, outstanding as of May 1, 2003.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                  Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002                                                         3

         Condensed Consolidated Statements of Operations for the three months
         ended March 31, 2003 and 2002                                             4

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003 and 2002                                             5

         Notes to Condensed Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk               18

Item 4.  Controls and Procedures                                                  19

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                         20

Signature                                                                         20

Certifications                                                                    21

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

     ASSETS                                                             2003         2002
Cash and cash equivalents                                             $   1,770    $     996
Accounts receivable (less allowance for doubtful accounts of $2,692
     and $2,735)                                                         35,275       32,782
Inventories                                                              40,260       34,851
Other current assets                                                      7,202        6,064
                                                                      ---------    ---------
     Total current assets                                                84,507       74,693

Property, plant and equipment, net of accumulated depreciation of
     $40,370 and $37,817                                                 75,662       74,319
Goodwill                                                                128,185      127,080
Intangible assets (net of accumulated amortization of $41,050 and
     $39,462)                                                            25,245       26,696
Other assets                                                             18,084       17,089
                                                                      ---------    ---------
TOTAL ASSETS                                                          $ 331,683    $ 319,877
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                      $   9,526    $   8,228
Current maturities of long-term debt                                     12,600       12,597
Other current liabilities                                                27,592       22,334
                                                                      ---------    ---------
     Total current liabilities                                           49,718       43,159

Long-term and subordinated long-term debt                               241,453      239,548
Other long-term liabilities                                              30,571       29,974
                                                                      ---------    ---------
     Total liabilities                                                  321,742      312,681

Redeemable preferred stock                                              131,123      126,646

STOCKHOLDERS' EQUITY (DEFICIT):
  Common shares                                                               1            1
  Contra-equity associated with the assumption of majority
     shareholder's bridge loan                                          (68,772)     (68,772)
  Retained earnings (deficit)                                           (51,168)     (49,139)
  Accumulated other comprehensive loss                                   (1,243)      (1,540)
                                                                      ---------    ---------
     Total stockholders' equity (deficit)                              (121,182)    (119,450)
                                                                      ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                                        $ 331,683    $ 319,877
                                                                      =========    =========


            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)


                                                                              2003       2002
NET SALES                                                                  $ 68,819    $ 61,186

COST OF GOODS SOLD                                                           44,137      39,154
                                                                           --------    --------

GROSS PROFIT                                                                 24,682      22,032

SELLING, GENERAL AND ADMINISTRATIVE                                          14,549      12,404
RESTRUCTURING COSTS                                                                         163
AMORTIZATION OF INTANGIBLES                                                     201         200
MANAGEMENT FEES                                                                 250         250
                                                                           --------    --------

OPERATING PROFIT                                                              9,682       9,015

OTHER EXPENSES:
  Interest expense (including amortization of deferred financing cost of
     $587 and $587)                                                           6,525       6,770
  Other expense (income)                                                       (777)        151
                                                                           --------    --------

                                                                              5,748       6,921
                                                                           --------    --------

INCOME BEFORE INCOME TAXES                                                    3,934       2,094

INCOME TAX EXPENSE                                                            1,485         821
                                                                           --------    --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                          2,449       1,273

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE (NET OF TAX EXPENSE OF $394) (Note H)                                             616
                                                                           --------    --------

NET INCOME                                                                    2,449       1,889

ACCUMULATING PREFERRED STOCK DIVIDENDS                                       (4,758)     (4,106)

AMORTIZATION OF PREFERRED STOCK DISCOUNT AND
  ISSUANCE COSTS                                                                (47)        (47)
                                                                           --------    --------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                  $ (2,356)   $ (2,264)
                                                                           ========    ========


            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                           2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 2,449    $ 1,889
Adjustments to reconcile net income to net cash provided by operating activities:
  Cumulative effect of change in accounting principle                                 (616)
  Depreciation and amortization                                           3,856      3,449
  Deferred income taxes                                                    (647)      (467)
  Foreign currency (gain) loss                                             (821)       147
  Non-cash loss on disposal of fixed assets                                            157
  Change in operating assets and liabilities                             (3,103)       971
                                                                        -------    -------
     Net cash provided by operating activities                            1,734      5,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition                                                  (500)
Capital expenditures                                                     (2,374)    (2,133)
                                                                        -------    -------
     Net cash used in investing activities                               (2,874)    (2,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                    (3,150)    (3,150)
Net (payments on) proceeds from revolving credit facility                 5,000       (350)
                                                                        -------    -------
     Net cash provided by (used in) financing activities                  1,850     (3,500)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      64         42
                                                                        -------    -------

Net increase (decrease) in cash and cash equivalents                        774        (61)
Cash and cash equivalents at beginning of period                            996        609
                                                                        -------    -------

Cash and cash equivalents at end of period                              $ 1,770    $   548
                                                                        =======    =======

NON-CASH TRANSACTIONS:
  Preferred stock dividends                                             $ 4,431    $ 4,106
                                                                        =======    =======
  Amortization of preferred stock discount                              $    47    $    47
                                                                        =======    =======
  Short-term note payable for acquisition                               $ 1,452    $
                                                                        =======    =======


           See notes to condensed consolidated financial statements.

                          DAY INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

A. BASIS OF PRESENTATION

The balance sheet as of December 31, 2002, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B. INVENTORIES

Inventories as of March 31, 2003 and December 31, 2002, consist of:

                                                                2003      2002
Finished goods                                                $24,053   $20,510
Work in process                                                 5,791     4,935
Raw materials                                                  10,416     9,406
                                                              -------   -------
                                                              $40,260   $34,851
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

                                                              2003        2002
Third party sales:
  Image Transfer                                           $ 55,599    $ 50,453
  Textile Products                                           13,220      10,733
                                                           --------    --------
     Total                                                 $ 68,819    $ 61,186
                                                           ========    ========
Segment operating profit:
  Image Transfer                                           $  9,565    $  9,697
  Textile Products                                            1,554       1,005
                                                           --------    --------
     Total                                                 $ 11,119    $ 10,702
                                                           ========    ========

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

                                                              2003        2002
Segment operating profit                                    $ 11,119    $ 10,702
APB #16 depreciation and amortization                           (842)       (914)
Non-allocated corporate expenses                                (144)       (160)
Restructuring costs                                                         (163)
Amortization of intangibles                                     (201)       (200)
Management fees                                                 (250)       (250)
                                                            --------    --------
     Total operating profit                                 $  9,682    $  9,015
                                                            ========    ========


D. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income, net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended March 31, 2003 and 2002 was $2,746 and $654.

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

F. RESTRUCTURING COSTS

A pre-tax charge of $500 was recorded in the first quarter of 2001 for severance and termination costs for relocating the Textile Products operations from the Asheville, North Carolina, facility to the Greenville, South Carolina, facility. During the first quarter of 2002, the Company incurred additional relocation costs of $109, recorded a charge of $157 for write-off of fixed assets and recorded a reversal of $103 of the reserve for severance costs. As of March 31, 2002, final severance payments have been paid out to 47 associates.

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

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2002:

                                                          TEXTILE        IMAGE
                                                          PRODUCTS      TRANSFER
Balance at December 31, 2001                              $    392     $  1,508
Reversal of reserve                                           (103)
Charges against the reserve for:
     Severance costs                                          (193)        (549)
     Facility shutdown                                                     (417)
                                                          --------     --------
Balance at March 31, 2002                                 $     96     $    542
                                                          ========     ========

As of December 31, 2002, all restructuring programs had been completed.

G. STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors is reflected in net income. The following table illustrates the effect on net income if compensation cost for all outstanding and unvested stock option and warrants had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

                                                               2003        2002
Net income-as reported                                      $  2,449    $  1,889
Less-stock-based compensation expense determined using
   fair value based method in SFAS No. 123                      (208)       (316)
                                                            --------    --------
Pro forma net income                                        $  2,241    $  1,573
                                                            ========    ========

H. NEW ACCOUNTING PRINCIPLES

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." These statements prohibit amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of the goodwill and intangible assets is required. These Statements were adopted as of January 1, 2002. As of January 1, 2002, the Company recognized pre-tax income of $1,010 for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition.

I. SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of March 31, 2003 and December 31, 2002, and the supplemental combining condensed statements of operations and cash flows for the three months ended March 31, 2003 and 2002, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                 MARCH 31, 2003

                                                           DAY
                                            DAY           INTER-
                                           INTER-        NATIONAL,         NON-
                                          NATIONAL          INC.        GUARANTOR
                                        GROUP, INC.     (GUARANTOR)    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
ASSETS
Cash and cash equivalents              $        543    $       (543)   $      1,770    $              $       1,770
Accounts receivable-net                                      12,183          23,092                          35,275
Inventories                                                  21,169          19,091                          40,260
Other current assets                                          5,689           1,513                           7,202
                                       ------------    ------------    ------------    ------------    ------------

     TOTAL CURRENT ASSETS                       543          38,498          45,466                          84,507
Intercompany                                252,744          (8,112)          9,970        (254,602)
Property, plant and equipment, net                           47,949          27,713                          75,662
Investment in subsidiaries                  (36,833)         37,799          (3,790)          2,824
Intangible and other assets                                 153,419          18,095                         171,514
                                       ------------    ------------    ------------    ------------    ------------

     TOTAL ASSETS                      $    216,454    $    269,553    $     97,454    $   (251,778)   $    331,683
                                       ============    ============    ============    ============    ============

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                       $               $      3,923    $      5,603    $               $      9,526
Current maturities of long-term debt         12,511                              89                          12,600
Other current liabilities                     4,283           7,644          15,665                          27,592
                                       ------------    ------------    ------------    ------------    ------------

     TOTAL CURRENT LIABILITIES               16,794          11,567          21,357                          49,718
Intercompany                                (50,514)        301,912          (2,407)       (248,991)
Long-term and subordinated long-term
     debt                                   240,233                           1,220                         241,453
Other long-term liabilities                                  21,859           8,712                          30,571
Redeemable preferred stock                  131,123                                                         131,123
Total stockholders' equity (deficit)       (121,182)        (65,785)         68,572          (2,787)       (121,182)
                                       ------------    ------------    ------------    ------------    ------------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY
     (DEFICIT)                         $    216,454    $    269,553    $     97,454    $   (251,778)   $    331,683
                                       ============    ============    ============    ============    ============

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2002

                                                           DAY
                                            DAY           INTER-
                                           INTER-        NATIONAL,         NON-
                                          NATIONAL          INC.        GUARANTOR
                                        GROUP, INC.     (GUARANTOR)    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
ASSETS
Cash and cash equivalents              $        496    $       (496)   $        996    $               $        996
Accounts receivable-net                                      11,365          21,417                          32,782
Inventories                                                  19,165          15,686                          34,851
Other current assets                                          4,754           1,310                           6,064
                                       ------------    ------------    ------------    ------------    ------------

     TOTAL CURRENT ASSETS                       496          34,788          39,409                          74,693
Intercompany                                250,883         (13,166)         13,644        (251,361)
Property, plant and equipment, net                           48,256          26,063                          74,319
Investment in subsidiaries                  (39,309)         35,588          (4,918)          8,639
Intangible and other assets                                 153,258          17,607                         170,865
                                       ------------    ------------    ------------    ------------    ------------

     TOTAL ASSETS                      $    212,070    $    258,724    $     91,805    $   (242,722)   $    319,877
                                       ============    ============    ============    ============    ============

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Accounts payable                       $               $      3,593    $      4,635    $               $      8,228
Current maturities of long-term debt         12,511                              86                          12,597
Other current liabilities                     4,196           6,318          11,820                          22,334
                                       ------------    ------------    ------------    ------------    ------------

     TOTAL CURRENT LIABILITIES               16,707           9,911          16,541                          43,159
Intercompany                                (50,205)        295,916          11,110        (256,821)
Long-term and subordinated long-term
   debt                                     238,372                           1,176                         239,548
Other long-term liabilities                                  21,639           8,335                          29,974
Redeemable preferred stock                  126,646                                                         126,646
Total stockholders' equity (deficit)       (119,450)        (68,742)         54,643          14,099        (119,450)
                                       ------------    ------------    ------------    ------------    ------------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY
     (DEFICIT)                         $    212,070    $    258,724    $     91,805    $   (242,722)   $    319,877
                                       ============    ============    ============    ============    ============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003

                                                                 DAY
                                                  DAY           INTER-
                                                 INTER-        NATIONAL,         NON-
                                                NATIONAL          INC.        GUARANTOR
                                              GROUP, INC.     (GUARANTOR)    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
Net sales                                    $               $     35,713    $     33,106    $               $     68,819
Cost of goods sold                                                 23,403          20,734                          44,137
                                             ------------    ------------    ------------    ------------    ------------

     Gross profit                                                  12,310          12,372                          24,682
Selling, general and administrative                    45           8,486           6,018                          14,549
Amortization of intangibles                                           201                                             201
Management fees                                                       250                                             250
                                             ------------    ------------    ------------    ------------    ------------

     Operating profit                                 (45)          3,373           6,354                           9,682
Other expenses (income):
  Equity in (earnings) loss of subsidiaries        (2,476)         (3,339)                         5,815
  Interest expense                                                  6,491              34                           6,525
  Other (income) expense                                           (1,667)            890                            (777)
                                             ------------    ------------    ------------    ------------    ------------

     Income (loss) before income taxes              2,431           1,888            5,430         (5,815)          3,934
Income tax expense (benefit)                          (18)           (588)           2,091                          1,485
                                             ------------    ------------    ------------    ------------    ------------

     Net income (loss)                       $      2,449    $      2,476    $      3,339    $     (5,815)   $      2,449
                                             ============    ============    ============    ============    ============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                                DAY
                                                 DAY           INTER-
                                                INTER-        NATIONAL,         NON-
                                               NATIONAL          INC.        GUARANTOR
                                              GROUP, INC.     (GUARANTOR)    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
Net sales                                    $               $     36,221    $     24,965    $               $     61,186
Cost of goods sold                                                 23,253          15,901                          39,154
                                             ------------    ------------    ------------    ------------    ------------
     Gross profit                                                  12,968           9,064                          22,032
Selling, general and administrative                    16           7,577           4,811                          12,404
Restructuring costs                                                   163                                             163
Amortization of intangibles                                           200                                             200
Management fees                                                       250                                             250
                                             ------------    ------------    ------------    ------------    ------------
     Operating profit                                 (16)          4,778           4,253                           9,015
Other expenses (income):
  Equity in (earnings) loss of subsidiaries        (1,899)         (3,130)                         5,029
  Interest expense                                                  6,769               1                           6,770
  Other (income) expense                                             (357)            508                             151
                                             ------------    ------------    ------------    ------------    ------------

     Income (loss) before income taxes              1,883           1,496           3,744          (5,029)          2,094
Income tax expense (benefit)                           (6)           (403)          1,230                             821
                                             ------------    ------------    ------------    ------------    ------------

     Income (loss) before
     cumulative effect of change
     in accounting principles                       1,889           1,899           2,514          (5,029)          1,273
Cumulative effect of change in
     accounting principles                                                            616                             616
                                             ------------    ------------    ------------    ------------    ------------

     Net income (loss)                       $      1,889    $      1,899    $      3,130    $     (5,029)   $      1,889
                                             ============    ============    ============    ============    ============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003

                                                                 DAY
                                                  DAY           INTER-
                                                 INTER-        NATIONAL,         NON-
                                                NATIONAL          INC.        GUARANTOR
                                              GROUP, INC.     (GUARANTOR)    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                   $      2,449    $      2,476    $      3,339    $     (5,815)   $      2,449
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
  Depreciation and amortization                                     3,137             719                           3,856
  Equity in (earnings) loss of subsidiaries        (2,476)         (3,339)                          5,815
  Deferred income taxes and other                                    (477)           (170)                           (647)
  Foreign currency (gain) loss                                     (1,249)            428                            (821)
  Changes in operating assets and
     liabilities                                       86            (469)         (2,720)                         (3,103)
                                             ------------    ------------    ------------    ------------    ------------
    Net cash provided by operating
     activities                                        59              79           1,596                           1,734
Cash Flows From Investing Activities:
Cash paid for acquisition                                            (500)                                           (500)
Capital expenditures                                               (1,048)         (1,326)                         (2,374)
                                             ------------    ------------    ------------    ------------    ------------
  Net cash used in investing activities                            (1,548)         (1,326)                         (2,874)

Cash Flows From Financing Activities:
Payments on term loan                              (3,150)                                                         (3,150)
Net borrowings on credit facilities                 5,000                                                           5,000
                                             ------------    ------------    ------------    ------------    ------------
  Net cash provided by (used in)
     financing activities                           1,850                                                           1,850

Intercompany transfers and dividends               (1,862)          1,422             440
Effects of exchange rates on cash                                                      64                              64
                                             ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash
     and cash equivalents                              47             (47)            774                             774

Cash and cash equivalents at beginning
     of period                                        496            (496)            996                             996
                                             ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents at end of
     period                                  $        543    $       (543)   $      1,770    $               $      1,770
                                             ============    ============    ============    ============    ============

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                                 DAY
                                                  DAY           INTER-
                                                 INTER-        NATIONAL,         NON-
                                                NATIONAL          INC.        GUARANTOR
                                              GROUP, INC.     (GUARANTOR)    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                   $      1,889    $      1,899    $      3,130    $     (5,029)   $      1,889
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
  Cumulative effect of change in
     accounting principles                                                           (616)                           (616)
  Depreciation and amortization                                     2,882             567                           3,449
  Equity in (earnings) loss of subsidiaries        (1,899)         (3,130)                          5,029
  Deferred income taxes and other                                    (463)             (4)                           (467)
  Foreign currency (gain) loss                                        (44)            191                             147
  Non-cash restructuring charge                                       157                                             157
  Changes in operating assets and
     liabilities                                     (155)          1,242            (116)                            971
                                             ------------    ------------    ------------    ------------    ------------
    Net cash provided by (used in)
     operating activities                            (165)          2,543           3,152                           5,530

Cash Flows From Investing Activities:
Capital expenditures                                               (1,646)           (487)                         (2,133)
                                             ------------    ------------    ------------    ------------    ------------
  Net cash used in investing activities                            (1,646)           (487)                         (2,133)

Cash Flows From Financing Activities:
Payments on term loan                              (3,150)                                                         (3,150)
Net borrowings on credit facilities                  (350)                                                           (350)
                                             ------------    ------------    ------------    ------------    ------------
  Net cash provided by (used in)
     financing activities                          (3,500)                                                         (3,500)

Intercompany transfers and dividends                3,256            (488)         (2,768)
Effects of exchange rates on cash                                                      42                              42
                                             ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
     equivalents                                     (409)            409             (61)                            (61)
Cash and cash equivalents at beginning
     of period                                        702            (702)            609                             609
                                             ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents at end of
     period                                  $        293    $       (293)   $        548    $               $        548
                                             ============    ============    ============    ============    ============

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

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

                                                  THREE MONTHS ENDED MARCH 31,
                                                       2003          2002
                                                   $       %       $        %
Net sales                                         68.8   100.0    61.2   100.0
Costs of goods sold                               44.1    64.1    39.2    64.0
                                                 -----   -----   -----   -----
Gross profit                                      24.7    35.9    22.0    36.0
Selling, general and administrative expense       14.5    21.1    12.4    20.3
Restructuring costs                                                0.1     0.3
Amortization of intangibles                        0.2     0.3     0.2     0.3
Management fees                                    0.3     0.4     0.3     0.4
                                                 -----   -----   -----   -----
Operating profit                                   9.7    14.1     9.0    14.7
                                                 =====   =====   =====   =====

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net sales increased $7.6 million (12.5%) to $68.8 million. Image Transfer's sales increased $5.1 million (10.2%) to $55.6 million, primarily as a result of higher sales volume in Europe of $1.4 million and favorable foreign currency rate changes of $3.3 million. Textile Products' sales increased $2.5 million (23.2%) to $13.2 million, primarily as a result of higher sales volume in Europe of $1.1 million and favorable foreign currency rate changes of $1.4 million.

Gross profit increased $2.7 million (12.0%) to $24.7 million. As a percentage of net sales, gross profit declined slightly to 35.9% for the three months ended March 31, 2003, compared to 36.0% for the three months ended March 31, 2002.

Selling, general and administrative expense ("SG&A") increased $2.1 million (17.3%) to $14.5 million. As a percentage of net sales, SG&A increased to 21.1% from 20.3%. Changes in foreign currency rates increased SG&A costs by $0.9 million in the first quarter of 2003 compared to the first quarter of 2002. SG&A costs increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels.

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

Operating profit increased $0.7 million (7.4%) to $9.7 million. As a percentage of net sales, operating profit decreased to 14.1% for the three months ended March 31, 2003, from 14.7% for the comparable period in 2002. Image Transfer's operating profit decreased $0.1 million (1.4%) to $9.6 million. As a percentage of net sales, Image Transfer's operating profit decreased to 17.2% for the three months ended March 31, 2003, from 19.2% in 2002. Textile Products' operating profit increased $0.6 million (54.6%) to $1.6 million. As a percentage of net sales, Textile Products' operating profit increased to 11.8% for the three months ended March 31, 2003, from 9.4% in 2002.

Other income was $0.8 million for the three months ended March 31, 2003, compared to other expense of $0.2 million for the three months ended March 31, 2002. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The effective tax rate was 37.6% and 39.2% in 2003 and 2002.

As of January 1, 2002, the Company adopted SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets" and recognized pre-tax income of $1.0 million for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

Capital expenditures were $2.4 million and $2.1 million for the quarters ended March 31, 2003 and 2002.

As of March 31, 2003, there was $10.0 million outstanding under the Revolving Credit Facility and the Company had $9.5 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation). The Company's aggregate indebtedness at March 31, 2003, is $254.1 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $64.0 million and the Convertible Preferred Stock is $68.5 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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

Certain of the Company's international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $11.5 million at March 31, 2003 and $10.1 million at December 31, 2002. These contracts generally expire within three to twelve months. Foreign currency (gains) losses, included in other (income) expense, were $(0.8) million in 2003 and $0.2 million in 2002.

INTEREST RATE RISKS

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. The Company does not expect interest rate changes to have a material effect on income or cash flows in 2003, although there can be no assurance that interest rates will not materially change.

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

Management assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended March 31, 2003. To the best of management's knowledge, there were no changes in the internal control and disclosure control systems subsequent to March 31, 2003, that would significantly affect the control systems.

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


                                                   Day International Group, Inc.
                                                   -----------------------------
                                                            (Registrant)


                     Date: May 13, 2003            /s/ Thomas J. Koenig
                           ------------            ----------------------------
                                                   Thomas J. Koenig
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

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

Date:     May 13, 2003                     By: /s/ Dennis R. Wolters
                                               ---------------------------------
                                           Dennis R. Wolters
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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

Date:   May 13, 2003                  By: /s/ Thomas J. Koenig
                                          --------------------------------------
                                      Thomas J. Koenig
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)