Form 10-Q
period 2003-06-30
DAY INTERNATIONAL GROUP INC
filed 2003-08-11
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes         No X

There were 23,298 Common Shares of the Company, $0.01 per share par value, outstanding as of August 1, 2003.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                  3

         Condensed Consolidated Statements of Operations for the three and six months
         ended June 30, 2003 and 2002                                                                     4

         Condensed Consolidated Statements of Cash Flows for the six months ended June
         30, 2003 and 2002                                                                                5

         Notes to Condensed Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                      19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      23

Item 4.  Controls and Procedures                                                                         24

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                25

Signature                                                                                                25

                          PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

     ASSETS                                                                        2003            2002
Cash and cash equivalents                                                       $   1,435       $     996
Accounts receivable (less allowance for doubtful accounts of $2,590 and
  $2,735)                                                                          35,456          32,782
Inventories (Note B)                                                               41,043          34,851
Other current assets                                                                7,306           6,064
                                                                                ---------       ---------
     Total current assets                                                          85,240          74,693

Property, plant and equipment, net of accumulated depreciation of $42,919
     and $37,817                                                                   75,722          74,319
Goodwill                                                                          128,927         127,080
Intangible assets (net of accumulated amortization of $42,649 and $39,462)         23,664          26,696
Other assets                                                                       19,481          17,089
                                                                                ---------       ---------
TOTAL ASSETS                                                                    $ 333,034       $ 319,877
                                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                $   8,201       $   8,228
Current maturities of long-term debt                                               12,605          12,597
Other current liabilities                                                          30,539          22,334
                                                                                ---------       ---------
     Total current liabilities                                                     51,345          43,159

Long-term and subordinated long-term debt                                         236,986         239,548
Other long-term liabilities                                                        31,437          29,974
Redeemable preferred stock (Note C)                                               134,017         126,646

STOCKHOLDERS' EQUITY (DEFICIT):
  Common shares                                                                         1               1
  Contra-equity associated with the assumption of majority shareholder's
     bridge loan                                                                  (68,772)        (68,772)
  Retained earnings (deficit)                                                     (52,990)        (49,139)
  Accumulated other comprehensive income (loss)                                     1,010          (1,540)
                                                                                ---------       ---------
     Total stockholders' equity (deficit)                                        (120,751)       (119,450)
                                                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 333,034       $ 319,877
                                                                                =========       =========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                               THREE MONTHS                      SIX MONTHS
                                                            2003            2002            2003            2002
NET SALES                                                $  70,139       $  64,034       $ 138,958       $ 125,220

COST OF GOODS SOLD                                          45,356          40,166          89,493          79,320
                                                         ---------       ---------       ---------       ---------

GROSS PROFIT                                                24,783          23,868          49,465          45,900

SELLING, GENERAL AND ADMINISTRATIVE                         15,419          13,974          29,968          26,378
RESTRUCTURING COSTS (Note G)                                                   (45)                            118
AMORTIZATION OF INTANGIBLES                                    206             201             407             401
MANAGEMENT FEES                                                250             250             500             500
                                                         ---------       ---------       ---------       ---------

OPERATING PROFIT                                             8,908           9,488          18,590          18,503

OTHER EXPENSES:
  Interest expense (including amortization of
     deferred financing cost of $587, $587, $1,174
     and $1,174)                                             6,629           6,703          13,154          13,473
  Other (income) expense                                       465            (597)           (312)           (446)
                                                         ---------       ---------       ---------       ---------
                                                             7,094           6,106          12,842          13,027
                                                         ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                                   1,814           3,382           5,748           5,476

INCOME TAX EXPENSE                                             742           1,328           2,227           2,149
                                                         ---------       ---------       ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                    1,072           2,054           3,521           3,327

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     (NET OF TAX EXPENSE OF $394) (Note I)                                                                     616
                                                         ---------       ---------       ---------       ---------

NET INCOME                                                   1,072           2,054           3,521           3,943

ACCUMULATING PREFERRED STOCK DIVIDENDS (Note C)             (4,816)         (4,158)         (9,574)         (8,264)
AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS                 (47)            (47)            (94)            (94)
                                                         ---------       ---------       ---------       ---------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                $  (3,791)      $  (2,151)      $  (6,147)      $  (4,415)
                                                         =========       =========       =========       =========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                             2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 3,521       $ 3,943
Adjustments to reconcile net income to net cash provided by operating activities:
  Cumulative effect of change in accounting principle                                       (616)
  Depreciation and amortization                                              7,938         6,995
  Deferred income taxes                                                     (2,031)        1,136
  Foreign currency (gain) loss                                              (1,119)         (359)
  Net (gain) loss on disposal of assets                                        774           157
  Change in operating assets and liabilities                                (1,656)       (5,399)
                                                                           -------       -------
     Net cash provided by operating activities                               7,427         5,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition                                                   (1,000)
Capital expenditures                                                        (4,312)       (3,454)
Proceeds from sale of property                                                 939
                                                                           -------       -------
     Net cash used in investing activities                                  (4,373)       (3,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan                                                       (6,347)       (6,300)
Net proceeds from revolving credit facility                                  3,650         4,150
                                                                           -------       -------
     Net cash used in financing activities                                  (2,697)       (2,150)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         82           (81)
                                                                           -------       -------

Net increase (decrease) in cash and cash equivalents                           439           172
Cash and cash equivalents at beginning of period                               996           609
                                                                           -------       -------

Cash and cash equivalents at end of period                                 $ 1,435       $   781
                                                                           =======       =======

NON-CASH TRANSACTIONS:
  Preferred stock dividends                                                $ 7,278       $ 8,264
                                                                           =======       =======
  Amortization of preferred stock discount                                 $    94       $    94
                                                                           =======       =======
  Short-term note payable for acquisition                                  $   952       $
                                                                           =======       =======

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

B.       INVENTORIES

Inventories as of June 30, 2003 and December 31, 2002, consist of:

                       2003         2002
Finished goods       $24,539      $20,510
Work in process        5,607        4,935
Raw materials         10,897        9,406
                     -------      -------
                     $41,043      $34,851
                     =======      =======

C.       REDEEMABLE PREFERRED STOCK

The Company's 12 1/4% Senior Exchangeable Preferred Stock require that dividends must be paid in cash after March 15, 2003. The Company has not paid cash dividends after March 15, 2003, because of certain restrictions in the Company's Senior Secured Credit Agreement and Notes Indentures limiting the ability to pay cash dividends. If not paid for four consecutive quarters, the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. All dividends through March 15, 2003, have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock. Dividends-in-arrears were $1,960 as of June 30, 2003.

D.       BUSINESS SEGMENTS

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

                                      THREE MONTHS                   SIX MONTHS
                                     2003       2002               2003       2002
Third party sales:
  Image Transfer                 $  57,523    $  51,719        $ 113,122    $ 102,172
  Textile Products                  12,616       12,315           25,836       23,048
                                 ---------    ---------        ---------    ---------
    Total                        $  70,139    $  64,034        $ 138,958    $ 125,220
                                 =========    =========        =========    =========

Segment operating profit:
  Image Transfer                 $   9,082    $   8,934        $  18,647    $  18,631
  Textile Products                   1,427        1,958            2,981        2,963
                                 ---------    ---------        ---------    ---------
    Total                        $  10,509    $  10,892        $  21,628    $  21,594
                                 =========    =========        =========    =========

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

                                                 THREE MONTHS                   SIX MONTHS
                                                 2003       2002                2003       2002
Segment operating profit                     $  10,509    $  10,892         $  21,628    $  21,594
APB #16 depreciation and amortization           (1,007)        (897)           (1,849)      (1,811)
Non-allocated corporate expenses                  (138)        (101)             (282)        (261)
Restructuring costs                                             45                            (118)
Amortization of intangibles                       (206)        (201)             (407)        (401)
Management fees                                   (250)        (250)             (500)        (500)
                                             ---------    ---------         ---------    ---------
    Total operating profit                   $   8,908    $   9,488         $  18,590    $  18,503
                                             =========    =========         =========    =========


E.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income, net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended June 30, 2003 and 2002 was $3,325 and $5,158. Total comprehensive income for the six months ended June 30, 2003 and 2002 was $6,071 and $5,812.

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

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2002:

                                           TEXTILE             IMAGE
                                          PRODUCTS          TRANSFER
Balance at December 31, 2001             $     392         $   1,508
Reversal of reserve                           (103)
Charges against the reserve for:
    Severance costs                           (193)             (549)
    Facility shutdown                                           (417)
                                         ---------         ---------
Balance at March 31, 2002                       96               542
Reversal of reserve                                              (45)
Charges against the reserve for:
    Severance costs                            (46)             (160)
    Facility shutdown                                            (32)
                                         ---------         ---------
Balance at June 30, 2002                 $      50         $     305
                                         =========         =========

As of December 31, 2002, all restructuring programs had been completed.

H.       STOCK-BASED COMPENSATION

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

                                                          THREE MONTHS                SIX MONTHS
                                                       2003          2002          2003          2002
Net income-as reported                              $ 1,072       $ 2,054       $ 3,521       $ 3,943
Less-stock-based compensation expense
   determined using fair value based method in
   SFAS No. 123                                        (208)         (316)         (416)         (632)
                                                    -------       -------       -------       -------
Pro forma net income                                $   864       $ 1,738       $ 3,105       $ 3,311
                                                    =======       =======       =======       =======

I.       NEW ACCOUNTING PRINCIPLES

In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." These statements prohibit amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of the goodwill and intangible assets is required. These Statements were adopted as of January 1, 2002. As of January 1, 2002, the Company recognized pre-tax income of $1,010 for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and will require that the Company's redeemable preferred stock be recorded in the same manner as long-term debt. The statement is effective for the Company as of July 1, 2003, with no early adoption allowed. Beginning in the third quarter of 2003, the Company will reflect the redeemable preferred stock as long-term debt and accrued dividends will be shown as interest expense. This statement will have no effect on the net loss available to common shareholders, cash flows of the Company or the Company's compliance with its debt covenants.

J.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9 1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of June 30, 2003 and December 31, 2002, and the supplemental combining condensed statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                                  JUNE 30, 2003

                                                            DAY
                                               DAY         INTER-
                                              INTER-      NATIONAL,      NON-
                                             NATIONAL        INC.      GUARANTOR
                                            GROUP, INC.  (GUARANTOR) SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
ASSETS
Cash and cash equivalents                   $       249  $      (249) $     1,435  $            $     1,435
Accounts receivable-net                                       11,617       23,839                    35,456
Inventories                                                   20,055       20,988                    41,043
Other current assets                                           5,219        2,087                     7,306
                                            -----------  -----------  -----------  -----------   ----------

    TOTAL CURRENT ASSETS                            249       36,642       48,349                    85,240
Intercompany                                    248,254       (3,266)       9,628     (254,616)
Property, plant and equipment, net                            46,816       28,906                    75,722
Investment in subsidiaries                      (35,753)      39,708       (3,790)        (165)
Intangible and other assets                                  152,815       19,257                   172,072

                                            -----------  -----------  -----------  -----------   ----------
    TOTAL ASSETS                            $   212,750  $   272,715  $   102,350  $  (254,781)  $  333,034
                                            ===========  ===========  ===========  ===========   ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Accounts payable                            $            $     3,199  $     5,002  $            $     8,201
Current maturities of long-term debt             12,511                        94                    12,605
Other current liabilities                         4,292        9,587       16,660                    30,539
                                            -----------  -----------  -----------  -----------   ----------
    TOTAL CURRENT LIABILITIES                    16,803       12,786       21,756                    51,345
Intercompany                                    (53,062)     300,490       (3,221)    (244,207)
Long-term and subordinated long-term
   debt                                         235,743                     1,243                   236,986
Other long-term liabilities                                   22,168        9,269                    31,437
Redeemable preferred stock                      134,017                                             134,017
Total stockholders' equity (deficit)           (120,751)     (62,729)      73,303      (10,574)    (120,751)
                                            -----------  -----------  -----------  -----------   ----------
    TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                                $   212,750  $   272,715  $   102,350  $  (254,781)  $  333,034
                                            ===========  ===========  ===========  ===========   ==========

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2002

                                                            DAY
                                               DAY          INTER-
                                               INTER-       NATIONAL,      NON-
                                              NATIONAL        INC.      GUARANTOR
                                             GROUP, INC.  (GUARANTOR)  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
ASSETS
Cash and cash equivalents                    $       496  $      (496) $       996  $            $       996
Accounts receivable-net                                        11,365       21,417                    32,782
Inventories                                                    19,165       15,686                    34,851
Other current assets                                            4,754        1,310                     6,064
                                             -----------  -----------  -----------  -----------   ----------

    TOTAL CURRENT ASSETS                             496       34,788       39,409                    74,693
Intercompany                                     250,883      (13,166)      13,644     (251,361)
Property, plant and equipment, net                             48,256       26,063                    74,319
Investment in subsidiaries                       (39,309)      35,588       (4,918)       8,639
Intangible and other assets                                   153,258       17,607                   170,865
                                             -----------  -----------  -----------  -----------   ----------
    TOTAL ASSETS                             $   212,070  $   258,724  $    91,805  $  (242,722)  $  319,877
                                             ===========  ===========  ===========  ===========   ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Accounts payable                             $            $     3,593  $     4,635  $            $     8,228
Current maturities of long-term debt              12,511                        86                    12,597
Other current liabilities                          4,196        6,318       11,820                    22,334
                                             -----------  -----------  -----------  -----------   ----------

    TOTAL CURRENT LIABILITIES                     16,707        9,911       16,541                    43,159
Intercompany                                     (50,205)     295,916       11,110     (256,821)
Long-term and subordinated long-term
   debt                                          238,372                     1,176                   239,548
Other long-term liabilities                                    21,639        8,335                    29,974
Redeemable preferred stock                       126,646                                             126,646
Total stockholders' equity (deficit)            (119,450)     (68,742)      54,643       14,099     (119,450)
                                             -----------  -----------  -----------  -----------   ----------
    TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                                 $   212,070  $   258,724  $    91,805  $  (242,722)  $  319,877
                                             ===========  ===========  ===========  ===========   ==========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2003

                                                              DAY
                                                  DAY        INTER-
                                                 INTER-     NATIONAL       NON-
                                                NATIONAL      INC.       GUARANTOR
                                               GROUP, INC. (GUARANTOR)  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
Net sales                                     $            $    36,095  $    34,044  $             $    70,139
Cost of goods sold                                              23,249       22,107                     45,356
                                              -----------  -----------  -----------  -----------   -----------

    Gross profit                                                12,846       11,937                     24,783
Selling, general and administrative                    14        8,671        6,734                     15,419
Amortization of intangibles                                        206                                     206
Management fees                                                    250                                     250
                                              -----------  -----------  -----------  -----------   -----------

    Operating profit                                  (14)       3,719        5,203                      8,908
Other expenses (income):
  Equity in (earnings) of subsidiaries             (1,080)      (2,652)                    3,732
  Interest expense                                               6,587           42                      6,629
  Other (income) expense                               (1)        (326)         792                        465
                                              -----------  -----------  -----------  -----------   -----------

    Income before income taxes                      1,067          110        4,369       (3,732)        1,814
Income tax expense (benefit)                           (5)        (970)       1,717                        742
                                              -----------  -----------  -----------  -----------   -----------

    Net income                                $     1,072  $     1,080  $     2,652  $    (3,732)  $     1,072
                                              ===========  ===========  ===========  ===========   ===========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002

                                                              DAY
                                                  DAY        INTER-
                                                 INTER-     NATIONAL      NON-
                                               NATIONAL       INC.     GUARANTOR
                                              GROUP, INC. (GUARANTOR) SUBSIDIARIES ELIMINATIONS CONSOLIDATED
Net sales                                     $            $    36,913  $    27,121  $             $    64,034
Cost of goods sold                                              23,197       16,969                     40,166
                                              -----------  -----------  -----------  -----------   -----------

    Gross profit                                                13,716       10,152                     23,868
Selling, general and administrative                    38        8,501        5,435                     13,974
Restructuring costs                                                (45)                                    (45)
Amortization of intangibles                                        201                                     201
Management fees                                                    250                                     250
                                              -----------  -----------  -----------  -----------   -----------

    Operating profit                                  (38)       4,809        4,717                      9,488
Other expenses (income):
  Equity in (earnings) of subsidiaries             (2,076)      (2,835)                    4,911
  Interest expense                                               6,703                                   6,703
  Other (income) expense                               (1)        (896)         300                       (597)
                                              -----------  -----------  -----------  -----------   -----------

    Income before income taxes                      2,039        1,837        4,417       (4,911)        3,382
Income tax expense (benefit)                          (15)        (239)       1,582                      1,328
                                              -----------  -----------  -----------  -----------   -----------

    Net income                                $     2,054  $     2,076  $     2,835  $    (4,911)  $     2,054
                                              ===========  ===========  ===========  ===========   ===========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2003



                                                               DAY
                                                 DAY          INTER-
                                                 INTER-      NATIONAL       NON-
                                               NATIONAL        INC.      GUARANTOR
                                              GROUP, INC.  (GUARANTOR)  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
Net sales                                     $            $    71,808  $    67,150  $             $   138,958
Cost of goods sold                                              46,652       42,841                     89,493
                                              -----------  -----------  -----------  -----------   -----------

    Gross profit                                                25,156       24,309                     49,465
Selling, general and administrative                    59       17,157       12,752                     29,968
Amortization of intangibles                                        407                                     407
Management fees                                                    500                                     500
                                              -----------  -----------  -----------  -----------   -----------

    Operating profit                                  (59)       7,092       11,557                     18,590
Other expenses (income):
  Equity in (earnings) of subsidiaries             (3,556)      (5,991)                    9,547
  Interest expense                                              13,078           76                     13,154
  Other (income) expense                               (1)      (1,993)       1,682                       (312)
                                              -----------  -----------  -----------  -----------   -----------

    Income before income taxes                      3,498        1,998        9,799       (9,547)        5,748
Income tax expense (benefit)                          (23)      (1,558)       3,808                      2,227
                                              -----------  -----------  -----------  -----------   -----------

    Net income                                $     3,521  $     3,556  $     5,991  $    (9,547)  $     3,521
                                              ===========  ===========  ===========  ===========   ===========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002

                                                              DAY
                                                 DAY         INTER-
                                                 INTER-     NATIONAL      NON-
                                               NATIONAL        INC.    GUARANTOR
                                              GROUP, INC. (GUARANTOR) SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
Net sales                                     $            $    73,134  $    52,086  $             $   125,220
Cost of goods sold                                              46,450       32,870                     79,320
                                              -----------  -----------  -----------  -----------   -----------

    Gross profit                                                26,684       19,216                     45,900
Selling, general and administrative                    54       16,078       10,246                     26,378
Restructuring costs                                                118                                     118
Amortization of intangibles                                        401                                     401
Management fees                                                    500                                     500
                                              -----------  -----------  -----------  -----------   -----------

    Operating profit                                  (54)       9,587        8,970                     18,503
Other expenses (income):
  Equity in (earnings) of subsidiaries             (3,975)      (5,965)                    9,940
  Interest expense                                              13,472            1                     13,473
  Other (income) expense                               (1)      (1,253)         808                       (446)
                                              -----------  -----------  -----------  -----------   -----------

    Income (loss) before income taxes               3,922        3,333        8,161       (9,940)        5,476
Income tax expense (benefit)                          (21)        (642)       2,812                      2,149
                                              -----------  -----------  -----------  -----------   -----------

   Income (loss) before cumulative
   effect of change in accounting
   principles                                       3,943        3,975        5,349       (9,940)        3,327
Cumulative effect of change in
   accounting principles                                                        616                        616
                                              -----------  -----------  -----------  -----------   -----------

    Net income                                $     3,943  $     3,975  $     5,965  $    (9,940)  $     3,943
                                              ===========  ===========  ===========  ===========   ===========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003

                                                                   DAY
                                                      DAY        INTER-
                                                      INTER-     NATIONAL      NON-
                                                    NATIONAL       INC.     GUARANTOR
                                                   GROUP, INC. (GUARANTOR) SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                         $     3,521  $     3,556  $     5,991  $    (9,547)  $     3,521
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
  Depreciation and amortization                                       6,284        1,654                      7,938
  Equity in (earnings) loss of subsidiaries             (3,556)      (5,991)                    9,547
  Deferred income taxes and other                                    (1,779)        (252)                    (2,031)
  Foreign currency (gain) loss                                       (1,927)         808                     (1,119)
  Net (gain) loss on disposal of assets                                 114          660                        774
  Changes in operating assets and
   liabilities                                              96        3,232       (4,984)                    (1,656)
                                                   -----------  -----------  -----------  -----------   -----------
  Net cash provided by operating
   activities                                               61        3,489        3,877                      7,427

Cash Flows From Investing Activities:
Cash paid for acquisition                                            (1,000)                                 (1,000)
Capital expenditures                                                 (2,025)      (2,287)                    (4,312)
Proceeds from sale of property                                          939                                     939
                                                   -----------  -----------  -----------  -----------   -----------
  Net cash used in investing activities                              (2,086)      (2,287)                    (4,373)

Cash Flows From Financing Activities:
Payments on term loan                                   (6,300)                      (47)                    (6,347)
Net proceeds from revolving credit facility              3,650                                                3,650
                                                   -----------  -----------  -----------  -----------   -----------
  Net cash provided by (used in)
   financing activities                                 (2,650)                      (47)                    (2,697)

Intercompany transfers and dividends                     2,342       (1,156)      (1,186)
Effects of exchange rates on cash                                                     82                         82
                                                   -----------  -----------  -----------  -----------   -----------

Net increase (decrease) in cash and cash
   equivalents                                            (247)         247          439                        439
Cash and cash equivalents at beginning
   of period                                               496         (496)         996                        996
                                                   -----------  -----------  -----------  -----------   -----------
Cash and cash equivalents at end of
   period                                          $       249  $      (249) $     1,435  $             $     1,435
                                                   ===========  ===========  ===========  ===========   ===========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002

                                                                   DAY
                                                      DAY         INTER-
                                                      INTER-     NATIONAL      NON-
                                                    NATIONAL       INC.      GUARANTOR
                                                   GROUP, INC.  (GUARANTOR) SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                         $     3,943  $     3,975  $     5,965  $    (9,940)  $     3,943
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
  Cumulative effect of change in
   accounting principles                                                            (616)                      (616)
  Depreciation and amortization                                       5,861        1,134                      6,995
  Equity in (earnings) loss of subsidiaries             (3,975)      (5,965)                    9,940
  Deferred income taxes and other                                     1,155          (19)                     1,136
  Foreign currency (gain) loss                                         (627)         268                       (359)
  Loss on disposal of assets                                            157                                     157
  Changes in operating assets and
   liabilities                                            (211)       1,001       (6,189)                    (5,399)
                                                   -----------  -----------  -----------  -----------   -----------
    Net cash provided by (used in)
     operating activities                                 (243)       5,557          543                      5,857

Cash Flows From Investing Activities:
Capital expenditures                                                 (2,477)        (977)                    (3,454)
                                                   -----------  -----------  -----------  -----------   -----------
  Net cash used in investing activities                              (2,477)        (977)                    (3,454)

Cash Flows From Financing Activities:
Payments on term loan                                   (6,300)                                              (6,300)
Net borrowings on credit facilities                      4,150                                                4,150
                                                   -----------  -----------  -----------  -----------   -----------
  Net cash provided by (used in)
   financing activities                                 (2,150)                                              (2,150)

Intercompany transfers and dividends                     1,978       (2,665)         687
Effects of exchange rates on cash                                                    (81)                       (81)
                                                   -----------  -----------  -----------  -----------   -----------

Net increase (decrease) in cash and cash
   equivalents                                            (415)         415          172                        172
Cash and cash equivalents at beginning
   of period                                               702         (702)         609                        609
                                                   -----------  -----------  -----------  -----------   -----------
Cash and cash equivalents at end of
   period                                          $       287  $      (287) $       781  $             $       781
                                                   ===========  ===========  ===========  ===========   ===========

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

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

                                                                     THREE MONTHS                        SIX MONTHS
                                                              2003              2002             2003              2002
                                                             $        %        $       %        $        %        $       %
Net sales                                                   70.1    100.0     64.0   100.0    139.0    100.0    125.2   100.0
Costs of goods sold                                         45.3     64.7     40.1    62.7     89.5     64.4     79.3    63.3
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Gross profit                                                24.8     35.3     23.9    37.3     49.5     35.6     45.9    36.7
Selling, general and administrative expense                 15.4     22.0     14.0    21.8     30.0     21.5     26.4    21.1
Restructuring costs                                                                                               0.1     0.1
Amortization of intangibles                                  0.2      0.3      0.2     0.3      0.4      0.3      0.4     0.3
Management fees                                              0.3      0.3      0.2     0.4      0.5      0.4      0.5     0.4
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Operating profit                                             8.9     12.7      9.5    14.8     18.6     13.4     18.5    14.8
                                                          ======  =======  =======  ======   ======  =======  =======  ======

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net sales increased $6.1 million (9.5%) to $70.1 million. Image Transfer's sales increased $5.8 million (11.2%) to $57.5 million, primarily as a result of higher sales volume in the United States of $1.0 million and in Europe of $1.5 million and positive foreign currency rate changes of $3.4 million. The higher U.S. Image Transfer sales volume was primarily as a result of sales from the acquisition of a blanket manufacturer's product line in the first quarter of 2003. Europe sales volume increased primarily from market share gains in the chemical products business in the United Kingdom and Germany. Textile Products' sales increased $0.3 million (2.4%) to $12.6 million, primarily as a result of positive foreign currency rate changes of $1.4 million offset by lower sales volume in the United States of $1.0 million and in Europe of $0.1 million. The lower U.S. Textile Products sales volume is primarily due to reduced demand in the U.S. textile industry as a result of increased imports of low cost goods from Asia and South America.

Gross profit increased $0.9 million (3.8%) to $24.8 million. As a percentage of net sales, gross profit decreased to 35.3% for the three months ended June 30, 2003, compared to 37.3% for the three months ended June 30, 2002. The decrease in the gross profit percentage was due primarily to higher spending for research & development and higher depreciation expense resulting from capital projects completed in 2002.

Selling, general and administrative expense ("SG&A") increased $1.4 million (10.3%) to $15.4 million. As a percentage of net sales, SG&A increased to 22.0% from 21.8%. Changes in foreign currency rates increased SG&A costs by $1.0 million in the second quarter of 2003 compared to the second quarter of 2002. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs resulting from higher sales levels.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3.0 million was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. As of June 30, 2002, final severance payments had been paid to all associates and the remaining reserve of $0.1 million for severance costs was reversed in the second quarter of 2002.

Operating profit decreased $0.6 million (6.1%) to $8.9 million. As a percentage of net sales, operating profit decreased to 12.7% for the three months ended June 30, 2003, from 14.8% for the comparable period in 2002. Image Transfer's operating profit increased $0.1 million (1.7%) to $9.1 million. As a percentage of net sales, Image Transfer's operating profit decreased to 15.8% for the three months ended June 30, 2003, from 17.3% in 2002. Textile Products' operating profit decreased $0.5 million (27.1%) to $1.4 million. As a percentage of net sales, Textile Products' operating profit decreased to 11.3% for the three months ended June 30, 2003, from 15.9% in 2002.

Other expense was $0.5 million for the three months ended June 30, 2003, compared to other income of $0.6 million for the three months ended June 30, 2002. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements. Other expense in 2003 includes a loss of $1.1 million from the sale of the South African business, a gain of $0.9 million from the sale of excess land in Mauldin, South Carolina and a loss of $0.5 million on the sale and disposal of equipment from the Longwood, Florida, facility.

The effective tax rate for the second quarter of 2003 was 40.9% compared to 39.3% in 2002.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net sales increased $13.7 million (11.0%) to $139.0 million. Image Transfer's sales increased $10.9 million (10.7%) to $113.1 million, primarily as a result of higher sales volume in Europe of $3.8 million and in the United States of $0.9 million and positive foreign currency rate changes of $6.6 million. Europe sales volume increased primarily from market share gains in the pressroom chemical business in the United Kingdom and Germany. The higher U.S. Image Transfer sales volume was primarily as a result of sales from the acquisition of a blanket manufacturer's product line in the first quarter of 2003. Textile Products' sales increased $2.8 million (12.1%) to $25.8 million, primarily as a result of positive foreign currency rate changes of $2.8 million and higher sales volumes in Europe of $0.9 million, offset by lower sales volume in the United States of $0.9 million. The lower U.S. Textile Products sales volume is primarily a result of lower U.S. demand for spun yarn and woven fabric, coupled with increased imports of textile articles from low cost countries in Asia and South America. European sales volumes are steady in light of the relatively strong Euro. Sales to textile equipment manufacturers, while at relatively lower prices, continued to be steady in Europe. Sales of textile products to Asia from Europe have not been significantly affected by the SARS situation.

Gross profit increased $3.6 million (7.8%) to $49.5 million. As a percentage of net sales, gross profit decreased to 35.6% for the six months ended June 30, 2003, compared to 36.7% for the six months ended June 30, 2002. The decrease in the gross profit percentage was due primarily to higher spending for research & development and higher depreciation expense resulting from capital projects completed in 2002.

Selling, general and administrative expense ("SG&A") increased $3.6 million (13.6%) to $30.0 million. As a percentage of net sales, SG&A increased to 21.6% from 21.1%. Changes in foreign currency rates increased SG&A costs by $1.8 million in the first six months of 2003 compared to the first six months of 2002. SG&A costs increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels.

A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs to relocate the Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. During the first quarter of 2002, the Company reversed $0.1 million of the reserve. Additionally, a pre-tax charge of $0.3 million was recorded in the first quarter of 2002 for relocation of machinery and equipment and write-off of abandoned assets.

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

Operating profit increased $0.1 million (0.5%) to $18.6 million. As a percentage of net sales, operating profit decreased to 13.4% for the six months ended June 30, 2003, from 14.8% for the comparable period in 2002. Image Transfer's operating profit was flat at $18.6 million. As a percentage of net sales, Image Transfer's operating profit decreased to 16.5% for the six months ended June 30, 2003, from 18.1% in 2002. Textile Products' operating profit was flat at $3.0 million. As a percentage of net sales, Textile Products' operating profit decreased to 11.5% for the six months ended June 30, 2003, from 12.9% in 2002.

Other income was $0.3 million for the six months ended June 30, 2003, compared to other income of $0.4 million for the six months ended June 30, 2002. The other (income) expense is primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements. Other income in 2003 includes a loss of $1.1 million from the sale of the South African business, a gain of $0.9 million from the sale of excess land in Mauldin, South Carolina and a loss of $0.5 million on the sale and disposal of equipment from the Longwood, Florida, facility.

The effective tax rate benefit for the first six months of 2003 was 38.7% compared to 39.2% for 2002.

As of January 1, 2002, the Company adopted SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets" and recognized pre-tax income of $1.0 million for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and will require that the Company's redeemable preferred stock be recorded in the same manner as long-term debt. The statement is effective for the Company as of July 1, 2003, with no early adoption allowed. Beginning in the third quarter of 2003, the Company will reflect the redeemable preferred stock as long-term debt and accrued dividends will be shown as interest expense. This statement will have no effect on the net loss available to common shareholders, cash flows of the Company or the Company's compliance with its debt covenants.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

Capital expenditures were $4.3 million and $3.5 million for the six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, there was $8.6 million outstanding under the Revolving Credit Facility and the Company had approximately $10.1 million available under the Revolving Credit Facility (calculated by applying the applicable borrowing base limitation). The Company's aggregate indebtedness at June 30, 2003, is approximately $249.6 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $66.3 million and the Convertible Preferred Stock is $71.3 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

The Company is currently in discussions regarding the issuance of a new senior secured credit facility to refinance the existing Senior Secured Credit Facility and the $100 million, 11-1/8% Senior Notes. The new agreement would allow the Company to borrow at lower interest rates, extend the maturity of the Company's indebtedness and permit additional borrowings to finance a potential future acquisition. The Company intends to complete the refinancing in the third quarter of 2003.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $16.6 million at June 30, 2003 and $10.1 million at December 31, 2002. These contracts generally expire within three to twelve months. Foreign currency transaction (gains) losses, included in other (income) expense, were $(0.6) million and $(0.5) million for the three months ended June 30, 2003 and 2002 and $(1.4) million and $(0.3) million for the six months ended June 30, 2003 and 2002.

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

Management assesses the internal control and disclosure control systems as being effective as they encompass material matters as of June 30, 2003. To the best of management's knowledge, there were no changes in the internal control and disclosure control systems during the three months ended June 30, 2003, that would significantly affect the control systems.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         (31)     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
                  31.1     Chief Executive Officer Certification
                  31.2     Chief Financial Officer Certification

         (32)     SECTION 1350 CERTIFICATIONS
                  32.1     Chief Executive Officer Certification
                  32.2     Chief Financial Officer Certification

         b.       Reports on Form 8-K

         None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Day International Group, Inc.
                                            -----------------------------
                                                    (Registrant)


          Date:   August 11, 2003            /s/ Thomas J. Koenig
                  ---------------           -----------------------------------
                                            Thomas J. Koenig
                                            Vice President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)