Form 10-Q
period 2003-09-30
DAY INTERNATIONAL GROUP INC
filed 2003-11-04
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

There were 23,298 Common Shares of the Company, $0.01 per share par value, outstanding as of November 1, 2003.

                          DAY INTERNATIONAL GROUP, INC.
                                      INDEX

                                                                                                   Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002        3

         Condensed Consolidated Statements of Operations for the three and nine months ended
         September 30, 2003 and 2002                                                                 4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September
         30, 2003 and 2002                                                                           5

         Notes to Condensed Consolidated Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 25

Item 4.  Controls and Procedures                                                                    26

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                           27

Signature                                                                                           27

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                       2003             2002
ASSETS
Cash and cash equivalents                                                          $     1,741       $     996
Accounts receivable (less allowance for doubtful accounts of $2,741 and
     $2,735)                                                                            35,141          32,782
Inventories (Note B)                                                                    38,755          34,851
Other current assets                                                                     7,172           6,064
                                                                                   -----------       ---------
     Total current assets                                                               82,809          74,693
Property, plant and equipment, net of accumulated depreciation of
     $45,152 and $37,817                                                                74,692          74,319
Goodwill                                                                               129,075         127,080
Intangible assets (net of accumulated amortization of $42,907 and
     $39,462)                                                                           25,056          26,696
Cash held for retirement of debt (Note C)                                               97,971
Other assets                                                                            20,319          17,089
                                                                                   -----------       ---------
TOTAL ASSETS                                                                       $   429,922       $ 319,877
                                                                                   ===========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                   $     5,203       $   8,228
Current maturities of long-term debt                                                    15,207          12,597
Other current liabilities                                                               26,541          22,334
                                                                                   -----------       ---------
     Total current liabilities                                                          46,951          43,159

Long-term and subordinated long-term debt (Note C)                                     335,922         239,548
Other long-term liabilities                                                             32,148          29,974
Redeemable preferred stock (Note D)                                                    141,236         126,646

STOCKHOLDERS' EQUITY (DEFICIT):
  Common shares                                                                              1               1
  Contra-equity associated with the assumption of majority
     shareholder's bridge loan                                                         (68,772)        (68,772)
  Retained earnings (deficit)                                                          (58,837)        (49,139)
  Accumulated other comprehensive income (loss)                                          1,273          (1,540)
                                                                                   -----------       ---------
     Total stockholders' equity (deficit)                                             (126,335)       (119,450)
                                                                                   -----------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                                                     $   429,922       $ 319,877
                                                                                   ===========       =========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                          THREE MONTHS                   NINE MONTHS
                                                                      2003            2002           2003           2002
NET SALES                                                          $  70,054       $  66,901     $   209,012     $  192,121
COST OF GOODS SOLD                                                    45,050          42,521         134,543        121,841
                                                                   ---------       ---------     -----------     ----------
GROSS PROFIT                                                          25,004          24,380          74,469         70,280

SELLING, GENERAL AND ADMINISTRATIVE                                   15,241          14,372          45,209         40,750
RESTRUCTURING COSTS (Note I)                                                                                            118
AMORTIZATION OF INTANGIBLES                                              205             208             612            609
MANAGEMENT FEES                                                          250             250             750            750
                                                                   ---------       ---------     -----------     ----------

OPERATING PROFIT                                                       9,308           9,550          27,898         28,053

OTHER EXPENSES:
  Interest expense:
     Long-term debt (including amortization of
      deferred financing costs and discount of $606,
      $587, $1,780 and $1,771 and loss on
      extinguishment of debt of $542 and $542 in 2003)                 7,260           6,760          20,414         20,233
     Redeemable preferred stock dividends (including
      amortization of discount and issuance costs of $47 and
      $47) (Note D)                                                    4,923                           4,923
  Other (income) expense--net                                           (225)            (63)           (537)          (509)
                                                                   ---------       ---------     -----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                                     (2,650)          2,853           3,098          8,329
INCOME TAX EXPENSE                                                       901           1,180           3,128          3,329
                                                                   ---------       ---------     -----------     ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                             (3,551)          1,673             (30)         5,000

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF
     TAX EXPENSE OF $394) (Note K)                                                                                      616
                                                                   ---------       ---------     -----------     ----------

NET INCOME (LOSS)                                                     (3,551)          1,673             (30)         5,616

PREFERRED STOCK DIVIDENDS                                                             (4,211)         (9,574)       (12,475)
AMORTIZATION OF PREFERRED STOCK DISCOUNT AND ISSUANCE COSTS                              (47)            (94)          (141)
                                                                   ---------       ---------     -----------     ----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                          $  (3,551)      $  (2,585)    $    (9,698)    $   (7,000)
                                                                   =========       =========     ===========     ==========

            See notes to condensed consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                   2003                 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $      (30)          $    5,616

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Cumulative effect of change in accounting principle                                                      (616)
  Interest expense:
    Redeemable preferred stock dividends                                             4,923
    Loss on extinguishment of debt                                                     542
  Depreciation and amortization                                                     11,890               10,934
  Deferred income taxes                                                             (3,151)                (622)
  Foreign currency (gain) loss                                                      (1,017)                 (10)
  Undistributed earnings of investee                                                                       (264)
  Non-cash loss on disposal of fixed assets                                            774                  157
  Change in operating assets and liabilities                                        (3,124)              (2,505)
                                                                                ----------           ----------
     Net cash provided by operating activities                                      10,807               12,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition                                                           (1,952)
Capital expenditures                                                                (5,456)              (5,623)
Cash held for retirement of debt                                                   (97,971)
Proceeds from sale of property                                                         939
                                                                                ----------           ----------
     Net cash used in investing activities                                        (104,440)              (5,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                     133,950
Payment of deferred financing fees                                                  (3,537)
Payments on long-term debt                                                         (31,197)              (9,580)
Net borrowings (payments) on revolving credit facility                              (4,950)               3,150
                                                                                ----------           ----------
     Net cash provided by (used in) financing activities                            94,266               (6,430)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                112                 (518)
                                                                                ----------           ----------

Net increase (decrease) in cash and cash equivalents                                   745                  119
Cash and cash equivalents at beginning of period                                       996                  609
                                                                                ----------           ----------

Cash and cash equivalents at end of period                                      $    1,741           $      728
                                                                                ==========           ==========

NON-CASH TRANSACTIONS:
  Preferred stock dividends                                                     $    7,278           $   12,475
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

B.       INVENTORIES

Inventories as of September 30, 2003 and December 31, 2002, consist of:

                                 2003             2002
Finished goods                 $ 22,898         $ 20,510
Work in process                   5,031            4,935
Raw materials                    10,826            9,406
                               --------         --------
                               $ 38,755         $ 34,851
                               ========         ========

C.       LONG-TERM DEBT

On September 16, 2003, the Company issued $135,000 of senior secured debt under a $155,000 Senior Secured Credit Facility to refinance its existing $100,000 11-1/8% Senior Notes and repay its outstanding $24,850 term loan and $10,750 revolving credit facility. The Second Amended and Restated Senior Secured Credit Agreement consists of a $20,000 5-year Revolving Credit Facility, a Tranche A
(euro)26,577 ($30,000 equivalent at issuance) 5-year Term Loan and a Tranche B $105,000 6-year Term Loan. The Revolving Credit Facility includes a $10,000 letter of credit subfacility ($455 of letters of credit were outstanding at September 30, 2003) and a $2,000 swing line loan subfacility. The Company issued a notice of redemption for the $100,000 11-1/8% Senior Notes and redeemed the Senior Notes in October at a call price of $101,236. The proceeds received from the debt issuance that were used to redeem the Senior Notes are classified as a long-term asset as of September 30, 2003. In the third quarter of 2003, the Company recorded a loss of $542 on the write-off of the remaining deferred financing fees related to the existing credit agreement and will record an additional loss of $2,241 in the fourth quarter of 2003 to write-off an additional $1,005 of deferred financing fees related to the Senior Notes when the debt is retired and to record the loss resulting from the $1,236 call premium.

The Senior Secured Credit Facility requires a commitment fee of 1/2% a year on the unused portion of the Revolving Credit Facility. Interest on the Tranche A Term Loan and the Revolving Credit Facility is based on the banks' base rate plus 2.75% or the LIBOR rate plus 3.75% and is subject to change based on the debt leverage of the Company (5.88% at September 30, 2003). Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. Interest on the Tranche B Term Loan is based on the banks' base rate plus 3.50% or the LIBOR rate plus 4.50% (5.62% at September 30, 2003).

The Tranche A Term Loan matures in 20 consecutive quarterly installments and the Tranche B Term Loan matures in 24 consecutive quarterly installments, commencing on December 31, 2003. Principal payments on the Tranche A and the Tranche B Term Loans are to be made in the following amounts (using U.S. dollar equivalents at the issuance date for the Tranche A Term Loan denominated in euros): installments 1-4, $637 per installment; installments 5-8, $1,013 per installment; installments 9-12, $1,387 per installment; installments 13-16, $2,513 per installment; installments 17-20, $3,262 per installment; and installments 21-24, $24,938 per installment.

The Senior Secured Credit Agreement includes typical covenants, including maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum interest coverage, minimum fixed charge coverage and limitations on capital expenditures and distributions. The Agreement also requires 75% of excess cash flows (as defined) be used to pay down the Term Loans.

D.       REDEEMABLE PREFERRED STOCK

The Company's 12 1/4% Senior Exchangeable Preferred Stock require that dividends must be paid in cash after March 15, 2003. The Company has not paid cash dividends after March 15, 2003, because of certain restrictions in the Company's Senior Secured Credit Agreement and Notes Indentures limiting the ability to pay cash dividends. If not paid for four consecutive quarters, the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. All dividends through March 15, 2003, have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock. Dividends-in-arrears are $3,979 as of September 30, 2003, which are included in the redeemable preferred stock balance.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that the Company's redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Beginning in the third quarter of 2003, the Company reflects the redeemable preferred stock as a liability and accrued dividends as interest expense. This statement has no effect on the cash flows of the Company, net loss available to common shareholders or the Company's compliance with its debt covenants.

E.       INCOME TAXES

The Company's effective income tax rate is significantly different from the statutory rates in effect as a result of the adoption of SFAS No. 150 and the inclusion of the dividends on the redeemable preferred stock in income (loss) before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income subsequent to the adoption of SFAS No. 150.

F.       BUSINESS SEGMENTS

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

                               THREE MONTHS            NINE MONTHS
                              2003       2002       2003        2002
Third party sales:
  Image Transfer            $ 58,424   $ 54,054   $ 171,546   $ 156,226
  Textile Products            11,630     12,847      37,466      35,895
                            --------   --------   ---------   ---------
     Total                  $ 70,054   $ 66,901   $ 209,012   $ 192,121
                            ========   ========   =========   =========

Segment operating profit:
  Image Transfer            $  9,914   $  9,039   $  28,561   $  27,670
  Textile Products             1,028      1,986       4,009       4,949
                            --------   --------   ---------   ---------
     Total                  $ 10,942   $ 11,025   $  32,570   $  32,619
                            ========   ========   =========   =========


The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

                                            THREE MONTHS            NINE MONTHS
                                          2003        2002        2003        2002
Segment operating profit                $ 10,942    $ 11,025    $ 32,570    $ 32,619
APB #16 depreciation and amortization     (1,044)       (892)     (2,893)     (2,703)
Non-allocated corporate expenses            (135)       (125)       (417)       (386)
Restructuring costs                                                             (118)
Amortization of intangibles                 (205)       (208)       (612)       (609)
Management fees                             (250)       (250)       (750)       (750)
                                        --------    --------    --------    --------
     Total operating profit             $  9,308    $  9,550    $ 27,898    $ 28,053
                                        ========    ========    ========    ========

G.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was $(3,288) and $1,993. Total comprehensive income for the nine months ended September 30, 2003 and 2002 was $2,783 and $7,805. The adoption of SFAS No. 150 is the primary cause of the difference between 2003 and 2002 amounts of comprehensive income (loss).

H.       CONTINGENCIES

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

I.       RESTRUCTURING COSTS

A pre-tax charge of $500 was recorded in the first quarter of 2001 for severance and termination costs for relocating the Textile Products operations from the Asheville, North Carolina, facility to the Greenville, South Carolina, facility. During the first quarter of 2002, the Company incurred additional relocation costs of $109, recorded a charge of $157 for write-off of fixed assets and recorded a reversal of $103 of the reserve for severance costs. As of September 30, 2002, final severance payments had been paid to 49 associates.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. As of June 30, 2002, final severance payments had been paid to all associates and the remaining reserve of $45 for severance costs was reversed in the second quarter of 2002.

A pre-tax charge of $988 was recorded during the fourth quarter of 2001 for severance costs for 21 associates, costs for relocating the Pressroom Chemicals' German sales office and the U.S. sales and administrative functions and loss on the sale of fixed assets. As of September 30, 2002, final severance payments had been paid to 20 associates.

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2002:

                                                             TEXTILE      IMAGE
                                                             PRODUCTS    TRANSFER
Balance at December 31, 2001                                 $    392    $  1,508
Reversal of reserve                                              (103)
Charges against the reserve for:
     Severance costs                                             (193)       (549)
     Facility shutdown                                                       (417)
                                                             --------    --------
Balance at March 31, 2002                                          96         542
Reversal of reserve                                                           (45)
Charges against the reserve for:
     Severance costs                                              (46)       (160)
     Facility shutdown                                                        (32)
                                                             --------    --------
Balance at June 30, 2002                                           50         305
Charges against the reserve for:
     Severance costs                                              (50)        (80)
     Facility shutdown                                                        (21)
                                                             --------    --------
 Balance at September 30, 2002                               $           $    204
                                                             ========    ========

As of December 31, 2002, all restructuring programs had been completed.

J.       STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors is reflected in net income. The following table illustrates the effect on net income if compensation cost for all outstanding and unvested stock options and warrants had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

                                                      THREE MONTHS            NINE MONTHS
                                                     2003       2002       2003        2002
Net income (loss)-as reported                      $ (3,551)   $ 1,673    $   (30)   $ 5,616
Less-stock-based compensation expense
     determined using fair value based method in
     SFAS No. 123                                      (203)      (316)      (619)      (948)
                                                   --------    -------    -------    -------
Pro forma net income (loss)                        $ (3,754)   $ 1,357    $  (649)   $ 4,668
                                                   ========    =======    =======    =======

K.       NEW ACCOUNTING PRINCIPLE

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

L.       SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $100,000, 11-1/8% Senior Notes and $115,000, 9-1/2% Senior Subordinated Notes (collectively, the "Notes"). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. ("Day International" or "Guarantor"). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of September 30, 2003 and December 31, 2002, and the supplemental combining condensed statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2002, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
                 SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003

                                                           DAY
                                              DAY         INTER-
                                             INTER-      NATIONAL,       NON-
                                            NATIONAL       INC.       GUARANTOR
                                           GROUP, INC.  (GUARANTOR)  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
ASSETS
Cash and cash equivalents                   $     597    $    (597)   $   1,741      $               $   1,741
Accounts receivable-net                                     12,742       22,399                         35,141
Inventories                                                 18,891       19,864                         38,755
Other current assets                                         5,116        2,056                          7,172
                                            ---------    ---------    ---------      ----------      ---------

     TOTAL CURRENT ASSETS                         597       36,152       46,060                         82,809
Intercompany                                  349,774       (4,306)      10,429        (355,897)
Property, plant and equipment, net                          46,067       28,625                         74,692
Investment in subsidiaries                    (34,375)      42,300       (3,682)         (4,243)
Cash held for retirement of debt               97,971                                                   97,971
Intangible and other assets                                155,125       19,325                        174,450
                                            ---------    ---------    ---------      ----------      ---------

     TOTAL ASSETS                           $ 413,967    $ 275,338    $ 100,757      $ (360,140)     $ 429,922
                                            =========    =========    =========      ==========      =========

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                            $            $   2,148    $   3,055      $               $   5,203
Current maturities of long-term debt           15,111                        96                         15,207
Other current liabilities                       4,178        8,418       13,945                         26,541
                                            ---------    ---------    ---------      ----------      ---------

     TOTAL CURRENT LIABILITIES                 19,289       10,566       17,096                         46,951
Intercompany                                   45,115      303,326       (3,577)       (344,864)
Long-term and subordinated long-term debt     334,662                     1,260                        335,922
Other long-term liabilities                                 22,535        9,613                         32,148
Redeemable preferred stock                    141,236                                                  141,236
Total stockholders' equity (deficit)         (126,335)     (61,089)      76,365         (15,276)      (126,335)
                                            ---------    ---------    ---------      ----------      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                       $ 413,967    $ 275,338    $ 100,757      $ (360,140)     $ 429,922
                                            =========    =========    =========      ==========      =========

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2002

                                                           DAY
                                              DAY         INTER-
                                             INTER-      NATIONAL,      NON-
                                            NATIONAL        INC.      GUARANTOR
                                           GROUP, INC.  (GUARANTOR)  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
ASSETS
Cash and cash equivalents                   $     496    $    (496)   $     996     $             $     996
Accounts receivable-net                                     11,365       21,417                      32,782
Inventories                                                 19,165       15,686                      34,851
Other current assets                                         4,754        1,310                       6,064
                                            ---------    ---------    ---------     ---------     ---------

     TOTAL CURRENT ASSETS                         496       34,788       39,409                      74,693
Intercompany                                  250,883      (13,166)      13,644      (251,361)
Property, plant and equipment, net                          48,256       26,063                      74,319
Investment in subsidiaries                    (39,309)      35,588       (4,918)        8,639
Intangible and other assets                                153,258       17,607                     170,865
                                            ---------    ---------    ---------     ---------     ---------

     TOTAL ASSETS                           $ 212,070    $ 258,724    $  91,805     $(242,722)    $ 319,877
                                            =========    =========    =========     =========     =========

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                            $            $   3,593    $   4,635     $             $   8,228
Current maturities of long-term debt           12,511                        86                      12,597
Other current liabilities                       4,196        6,318       11,820                      22,334
                                            ---------    ---------    ---------     ---------     ---------

     TOTAL CURRENT LIABILITIES                 16,707        9,911       16,541                      43,159
Intercompany                                  (50,205)     295,916       11,110      (256,821)
Long-term and subordinated long-term debt     238,372                     1,176                     239,548
Other long-term liabilities                                 21,639        8,335                      29,974
Redeemable preferred stock                    126,646                                               126,646
Total stockholders' equity (deficit)         (119,450)     (68,742)      54,643        14,099      (119,450)
                                            ---------    ---------    ---------     ---------     ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                       $ 212,070    $ 258,724    $  91,805     $(242,722)    $ 319,877
                                            =========    =========    =========     =========     =========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                       DAY
                                           DAY        INTER-
                                          INTER-     NATIONAL        NON-
                                         NATIONAL       INC.      GUARANTOR
                                        GROUP, INC. (GUARANTOR)  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Net sales                                $           $ 38,084      $ 31,970       $              $ 70,054
Cost of goods sold                                     24,200        20,850                        45,050
                                         --------    --------      --------       --------       --------

     Gross profit                                      13,884        11,120                        25,004
Selling, general and administrative             9       8,311         6,921                        15,241
Amortization of intangibles                               205                                         205
Management fees                                           250                                         250
                                         --------    --------      --------       --------       --------

     Operating profit (loss)                   (9)      5,118         4,199                         9,308
Other expenses (income):
  Equity in (earnings) of subsidiaries     (1,378)     (2,700)                       4,078
  Interest expense                          4,923       7,257             3                        12,183
  Other (income) expense                                   12          (237)                         (225)
                                         --------    --------      --------       --------       --------

     Income (loss) before income taxes     (3,554)        549         4,433         (4,078)        (2,650)
Income tax expense (benefit)                   (3)       (829)        1,733                           901
                                         --------    --------      --------       --------       --------

     Net income (loss)                   $ (3,551)   $  1,378      $  2,700       $ (4,078)      $ (3,551)
                                         ========    ========      ========       ========       ========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                        DAY
                                           DAY         INTER-
                                          INTER-      NATIONAL       NON-
                                        NATIONAL        INC.       GUARANTOR
                                        GROUP, INC.  (GUARANTOR)  SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
Net sales                                $            $  38,462    $  28,439        $              $ 66,901
Cost of goods sold                                       24,348       18,173                         42,521
                                         ---------    ---------    ---------        --------       --------

     Gross profit                                        14,114       10,266                         24,380
Selling, general and administrative              1        8,364        6,007                         14,372
Amortization of intangibles                                 208                                         208
Management fees                                             250                                         250
                                         ---------    ---------    ---------        --------       --------

     Operating profit (loss)                    (1)       5,292        4,259                          9,550
Other expenses (income):
  Equity in (earnings) of subsidiaries      (1,673)      (2,379)                       4,052
  Interest expense                                        6,699           61                          6,760
  Other (income) expense                        (1)        (281)         219                            (63)
                                         ---------    ---------    ---------        --------       --------

     Income before income taxes              1,673        1,253        3,979          (4,052)         2,853
Income tax expense (benefit)                               (420)       1,600                          1,180
                                         ---------    ---------    ---------        --------       --------

     Net income                          $   1,673    $   1,673    $   2,379        $ (4,052)      $  1,673
                                         =========    =========    =========        ========       ========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                        DAY
                                           DAY         INTER-
                                          INTER-      NATIONAL        NON-
                                         NATIONAL        INC.      GUARANTOR
                                        GROUP, INC.  (GUARANTOR)  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Net sales                                $            $ 109,892    $  99,120      $              $ 209,012
Cost of goods sold                                       70,852       63,691                       134,543
                                         ---------    ---------    ---------      ---------      ---------

     Gross profit                                        39,040       35,429                        74,469
Selling, general and administrative             68       25,468       19,673                        45,209
Amortization of intangibles                                 612                                        612
Management fees                                             750                                        750
                                         ---------    ---------    ---------      ---------      ---------

     Operating profit (loss)                   (68)      12,210       15,756                        27,898
Other expenses (income):
  Equity in (earnings) of subsidiaries      (4,934)      (8,691)                     13,625
  Interest expense                           4,923       20,335           79                        25,337
  Other (income) expense                        (1)      (1,981)       1,445                          (537)
                                         ---------    ---------    ---------      ---------      ---------

     Income (loss) before income taxes         (56)       2,547       14,232        (13,625)         3,098
Income tax expense (benefit)                   (26)      (2,387)       5,541                         3,128
                                         ---------    ---------    ---------      ---------      ---------

     Net income (loss)                   $     (30)   $   4,934    $   8,691      $ (13,625)     $     (30)
                                         =========    =========    =========      =========      =========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                             DAY
                                                DAY         INTER-
                                               INTER-      NATIONAL        NON-
                                              NATIONAL        INC.      GUARANTOR
                                             GROUP, INC.  (GUARANTOR)  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Net sales                                    $             $ 111,596    $  80,525      $               $ 192,121
Cost of goods sold                                            70,798       51,043                        121,841
                                              ---------    ---------    ---------      ---------       ---------

     Gross profit                                             40,798       29,482                         70,280
Selling, general and administrative                  55       24,442       16,253                         40,750
Restructuring costs                                              118                                         118
Amortization of intangibles                                      609                                         609
Management fees                                                  750                                         750
                                              ---------    ---------    ---------      ---------       ---------

     Operating profit (loss)                        (55)      14,879       13,229                         28,053
Other expenses (income):
  Equity in (earnings) loss of subsidiaries      (5,648)      (8,344)                     13,992
  Interest expense                                            20,171           62                         20,233
  Other (income) expense                             (2)      (1,534)       1,027                           (509)
                                              ---------    ---------    ---------      ---------       ---------

     Income before income taxes                   5,595        4,586       12,140        (13,992)          8,329
Income tax expense (benefit)                        (21)      (1,062)       4,412                          3,329
                                              ---------    ---------    ---------      ---------       ---------
     Income before cumulative effect of
     change in accounting principles              5,616        5,648        7,728        (13,992)          5,000
Cumulative effect of change in accounting
     principles                                                               616                            616
                                              ---------    ---------    ---------      ---------       ---------

     Net income                               $   5,616    $   5,648    $   8,344      $ (13,992)      $   5,616
                                              =========    =========    =========      =========       =========


                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                               DAY
                                                  DAY         INTER-
                                                 INTER-      NATIONAL        NON-
                                                NATIONAL       INC.       GUARANTOR
                                               GROUP, INC.  (GUARANTOR)  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Cash Flows From Operating Activities:
Net income (loss)                               $     (30)   $   4,934    $   8,691      $ (13,625)     $     (30)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
  Interest expense:
    Redeemable preferred stock dividends            4,923                                                   4,923
    Loss on extinguishment of debt                                 542                                        542
  Depreciation and amortization                                  9,341        2,549                        11,890
  Equity in (earnings) loss of subsidiaries        (4,934)      (8,691)                     13,625
  Deferred income taxes and other                               (2,848)        (303)                       (3,151)
  Foreign currency (gain) loss                                  (1,814)         797                        (1,017)
  Net (gain) loss on disposal of fixed assets                      113          661                           774
  Changes in operating assets and
     liabilities                                      (18)       3,806       (6,912)                       (3,124)
                                                ---------    ---------    ---------      ---------      ---------
    Net cash provided by (used in)
     operating activities                             (59)       5,383        5,483                        10,807

Cash Flows From Investing Activities:
Cash paid for acquisition                                       (1,952)                                    (1,952)
Capital expenditures                                            (2,725)      (2,731)                       (5,456)
Cash held for retirement of debt                  (97,971)                                                (97,971)
Proceeds from sale of property                                     939                                        939
                                                ---------    ---------    ---------      ---------      ---------
  Net cash used in investing activities           (97,971)      (3,738)      (2,731)                     (104,440)

Cash Flows From Financing Activities:
Proceeds from issuance of debt                    133,950                                                 133,950
Payment of deferred financing fees                              (3,537)                                    (3,537)
Payments on long-term debt                        (31,150)                      (47)                      (31,197)
Net borrowings (payments) on revolving credit
     facility                                      (4,950)                                                 (4,950)
                                                ---------    ---------    ---------      ---------      ---------
  Net cash provided by (used in) financing
     activities                                    97,850       (3,537)         (47)                       94,266

Intercompany transfers and dividends                  281        1,791       (2,072)
Effects of exchange rates on cash                                               112                           112
                                                ---------    ---------    ---------      ---------      ---------

Net increase (decrease) in cash and cash
     equivalents                                      101         (101)         745                           745
Cash and cash equivalents at beginning of
     period                                           496         (496)         996                           996
                                                ---------    ---------    ---------      ---------      ---------

Cash and cash equivalents at end of period      $     597    $    (597)   $   1,741      $              $   1,741
                                                =========    =========    =========      =========      =========

                          DAY INTERNATIONAL GROUP, INC.
            SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                             DAY
                                                DAY         INTER-
                                               INTER-      NATIONAL        NON-
                                              NATIONAL       INC.       GUARANTOR
                                             GROUP, INC.  (GUARANTOR)  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                    $   5,616    $   5,648    $   8,344      $ (13,992)     $   5,616
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
  Cumulative effect of change in
     accounting principles                                                   (616)                         (616)
  Depreciation and amortization                                8,934        2,000                        10,934
  Equity in (earnings) loss of subsidiaries      (5,648)      (8,344)                     13,992
  Deferred income taxes and other                               (588)         (34)                         (622)
  Foreign currency (gain) loss                                  (160)         150                           (10)
  Undistributed earnings of investee                            (264)                                      (264)
  Non-cash restructuring charge                                  157                                        157
  Changes in operating assets and
     liabilities                                   (183)       1,531       (3,853)                       (2,505)
                                              ---------    ---------    ---------      ---------      ---------
    Net cash provided by (used in)
     operating activities                          (215)       6,914        5,991                        12,690

Cash Flows From Investing Activities:
Capital expenditures                                          (3,375)      (2,248)                       (5,623)
                                              ---------    ---------    ---------      ---------      ---------
  Net cash used in investing activities                       (3,375)      (2,248)                       (5,623)

Cash Flows From Financing Activities:
Payments on term loan                            (9,450)                     (130)                       (9,580)
Net borrowings on credit facilities               3,150                                                   3,150
                                              ---------    ---------    ---------      ---------      ---------
  Net cash used in financing activities          (6,300)                     (130)                       (6,430)

Intercompany transfers and dividends              6,625       (3,649)      (2,976)
Effects of exchange rates on cash                                            (518)                         (518)
                                              ---------    ---------    ---------      ---------      ---------

Net increase (decrease) in cash and cash
     equivalents                                    110         (110)         119                           119
Cash and cash equivalents at beginning of
     period                                         702         (702)         609                           609
                                              ---------    ---------    ---------      ---------      ---------
Cash and cash equivalents at end of period    $     812    $    (812)   $     728      $              $     728
                                              =========    =========    =========      =========      =========

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

BASIS OF PRESENTATION

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

                                                                     THREE MONTHS                        NINE MONTHS
                                                                2003             2002              2003             2002
                                                             $        %        $       %        $       %        $        %
Net sales                                                   70.1    100.0     66.9   100.0    209.0    100.0    192.1   100.0
Costs of goods sold                                         45.1     64.3     42.5    63.6    134.5     64.4    121.8    63.4
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Gross profit                                                25.0     35.7     24.4    36.4     74.5     35.6     70.3    36.6
Selling, general and administrative expense                 15.2     21.8     14.4    21.5     45.2     21.6     40.7    21.2
Restructuring costs                                                                                               0.1     0.1
Amortization of intangibles                                  0.2      0.3      0.2     0.3      0.6      0.3      0.6     0.3
Management fees                                              0.3      0.3      0.2     0.3      0.8      0.4      0.8     0.4
                                                          ------  -------  -------  ------   ------  -------  -------  ------
Operating profit                                             9.3     13.3      9.6    14.3     27.9     13.3     28.1    14.6
                                                          ======  =======  =======  ======   ======  =======  =======  ======

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales increased $3.2 million (4.7%) to $70.1 million. Image Transfer's sales increased $4.4 million (8.1%) to $58.4 million, primarily as a result of higher sales volume in the United States of $2.7 million and in Europe of $0.5 million and positive foreign currency rate changes of $2.1 million offset by lower sales volumes in the Pacific Rim of $0.8 million. The higher U.S. Image Transfer sales volume was primarily as a result of sales from an acquisition in the first quarter of 2003 of $0.8 million and from higher sales volumes across substantially all product lines. European sales volume increased primarily from market share gains in the chemical products business in the United Kingdom and Germany. Textile Products' sales decreased $1.2 million (9.5%) to $11.6 million, primarily as a result of lower sales volume in the United States of $1.6 million and in Europe of $0.5 million offset by positive foreign currency rate changes of $0.9 million. The lower U.S. Textile Products sales volume is primarily due to reduced demand in the U.S. textile industry as a result of weak consumer demand for textile and apparel products coupled with increased imports of low cost goods from Asia and South America. The ongoing restructuring of the U.S. textile manufacturing industry has resulted in further consolidation and closure of yarn spinning mills as well as weaving facilities. Weak sales have forced textile manufacturers to cut expenses and reduce inventories, which have had a direct effect on reducing Textile Products' sales. The lower European Textile Products' sales are as a result of lower sales by original equipment manufacturers ("OEMs") and lower textile mill activity in Europe.

Gross profit increased $0.6 million (2.6%) to $25.0 million. As a percentage of net sales, gross profit decreased to 35.7% for the three months ended September 30, 2003, compared to 36.4% for the three months ended September 30, 2002. The decrease in the gross profit percentage was due primarily to underabsorbed fixed overhead costs of Textile Products resulting from the lower sales volumes and higher spending for research and development for Image Transfer.

Selling, general and administrative expense ("SG&A") increased $0.9 million (6.0%) to $15.2 million. As a percentage of net sales, SG&A increased to 21.8% from 21.5%. Changes in foreign currency rates increased SG&A costs by $0.6 million in the third quarter of 2003 compared to the third quarter of 2002. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs resulting from higher sales levels.

Operating profit decreased $0.2 million (2.5%) to $9.3 million. As a percentage of net sales, operating profit decreased to 13.3% for the three months ended September 30, 2003, from 14.3% for the comparable period in 2002. Image Transfer's operating profit increased $0.9 million (9.7%) to $9.9 million. As a percentage of net sales, Image Transfer's operating profit increased to 17.0% for the three months ended September 30, 2003, from 16.7% in 2002. Textile Products' operating profit decreased $1.0 million (48.2%) to $1.0 million. As a percentage of net sales, Textile Products' operating profit decreased to 8.8% for the three months ended September 30, 2003, from 15.5% in 2002.

Interest expense increased $5.4 million as a result of the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense of $4.9 million and a loss of $0.5 million on the write-off of the remaining deferred financing fees related to the existing credit agreement. The Company will record an additional loss of $2.2 million in the fourth quarter of 2003 to write-off an additional $1.0 million of deferred financing fees related to the Senior Notes when the debt is retired and to record the loss resulting from the $1.2 million call premium.

Other income was $0.2 million for the three months ended September 30, 2003, compared to other income of $0.1 million for the three months ended September 30, 2002. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements.

The Company recorded income tax expense on a loss before income taxes in the third quarter of 2003. The effective tax rate for 2003 is affected by the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense. Adjusted for the preferred stock dividends, the effective tax rate would be 39.6% in 2003. The effective tax rate for the third quarter of 2002 was 41.4%.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that the Company's redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Beginning in the third quarter of 2003, the Company reflects the redeemable preferred stock as a liability and accrued dividends as interest expense. This statement has no effect on the net loss available to common shareholders, cash flows of the Company or the Company's compliance with its debt covenants.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales increased $16.9 million (8.8%) to $209.0 million. Image Transfer's sales increased $15.3 million (9.8%) to $171.5 million, primarily as a result of higher sales volume in Europe of $4.3 million and in the United States of $3.6 million and positive foreign currency rate changes of $8.7 million. Europe sales volume increased primarily from market share gains in the pressroom chemical business in the United Kingdom and Germany. The higher U.S. Image Transfer sales volume was primarily as a result of sales from an acquisition in the first quarter of 2003 of $1.9 million and from higher sales volumes across substantially all product lines. Textile Products' sales increased $1.6 million (4.4%) to $37.5 million, primarily as a result of positive foreign currency rate changes of $3.7 million and higher sales volumes in Europe of $0.4 million, offset by lower sales volume in the United States of $2.5 million. The lower U.S. Textile Products sales volume is primarily a result of reduced production of spun yarn in the United States as yarn production continues to shift to lower-cost areas outside the United States, coupled with the weak consumer demand for textile and apparel products. Additionally, U.S. textile manufacturers have continued to face financial difficulties resulting in bankruptcies and closure of facilities, expense reductions and inventory cuts. The European Textile Products' sales volume has increased primarily as a result of increased OEM sales over the prior year, more than offsetting weaker sales to European textile mills. Textile Products' sales to Asian markets are steady, but typically at lower unit values.

Gross profit increased $4.2 million (6.0%) to $74.5 million. As a percentage of net sales, gross profit decreased to 35.6% for the nine months ended September 30, 2003, compared to 36.6% for the nine months ended September 30, 2002. The decrease in the gross profit percentage was due primarily to increased sales in non-U.S. markets where margins are typically lower combined with higher spending for research & development and higher depreciation expense resulting from capital projects completed in 2002.

Selling, general and administrative expense ("SG&A") increased $4.5 million (10.9%) to $45.2 million. As a percentage of net sales, SG&A increased to 21.6% from 21.2%. Changes in foreign currency rates increased SG&A costs by $2.5 million in the first nine months of 2003 compared to the first nine months of 2002. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels.

A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs to relocate the Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. During the first quarter of 2002, the Company reversed $0.1 million of the reserve. Additionally, a pre-tax charge of $0.3 was recorded in the first quarter ended of 2002 for relocation of machinery and equipment and write-off of abandoned assets.

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. As of June 30, 2002, final severance payments had been paid to all associates and the remaining reserve of $45 for severance costs was reversed in the second quarter of 2002.

Operating profit decreased $0.2 million (0.6%) to $27.9 million. As a percentage of net sales, operating profit decreased to 13.3% for the nine months ended September 30, 2003, from 14.6% for the comparable period in 2002. Image Transfer's operating profit increased $0.9 million (3.2%) to $28.6 million. As a percentage of net sales, Image Transfer's operating profit decreased to 16.6% for the nine months ended September 30, 2003, from 17.7% in 2002. Textile Products' operating profit decreased $0.9 million (19.0%) to $4.0 million. As a percentage of net sales, Textile Products' operating profit decreased to 10.7% for the nine months ended September 30, 2003, from 13.8% in 2002.

Interest expense increased $5.4 million as a result of the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense of $4.9 million and as a result of a loss of $0.5 million on the write-off of the remaining deferred financing fees related to the existing credit agreement, offset by lower interest expense resulting from lower interest rates and lower borrowing levels. The Company will record an additional loss of $2.2 million in the fourth quarter of 2003 to write-off an additional $1.0 million of deferred financing fees related to the Senior Notes when the debt is retired and to record the loss resulting from the $1.2 million call premium.

Other income was $0.5 million for the nine months ended September 30, 2003, compared to other income of $0.5 million for the nine months ended September 30, 2002. The other (income) expense is primarily due to foreign currency transaction losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements. Other income in 2003 includes a loss of $1.1 million from the sale of the South African business, a gain of $0.9 million from the sale of excess land in Mauldin, South Carolina and a loss of $0.5 million on the sale and disposal of equipment from the Longwood, Florida, facility.

The effective tax rate for the first nine months of 2003 was 101.0% compared to 40.0% for 2002. The effective tax rate for 2003 is affected by the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense. Adjusted for the preferred stock dividends, the effective tax rate would be 39.0%.

As of January 1, 2002, the Company adopted SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets" and recognized pre-tax income of $1.0 million for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the TPO acquisition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that the Company's redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Beginning in the third quarter of 2003, the Company reflects the redeemable preferred stock as a liability and accrued dividends as interest expense. This statement has no effect on the cash flows of the Company, net loss available to common shareholders or the Company's compliance with its debt covenants.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements. The Company is able to maintain relatively low levels of working capital as its converters and distributors typically carry a greater portion of inventory and finance receivables of the Company's end users.

Capital expenditures were $5.5 million and $5.6 million for the nine months ended September 30, 2003 and 2002, respectively.

On September 16, 2003, the Company issued $135.0 million of senior secured debt under a $155.0 million Senior Secured Credit Facility to refinance its existing $100.0 million 11-1/8% Senior Notes and repay its outstanding $24.9 million term loan and $10.7 million revolving credit facility. The Second Amended and Restated Senior Secured Credit Agreement consists of a $20.0 million 5-year Revolving Credit Facility, a Tranche A (euro)26.6 million ($30.0 million equivalent at issuance) 5-year Term Loan and a Tranche B $105.0 million 6-year Term Loan. The Revolving Credit Facility includes a $10.0 million letter of credit subfacility ($0.5 million of letters of credit were outstanding at September 30, 2003) and a $2.0 million swing line loan subfacility. The Company issued a notice for redemption of the $100.0 million 11-1/8% Senior Notes and redeemed the Senior Notes in October at the call price of $101.2 million. The proceeds received from the debt issuance that were used to redeem the Senior Notes are classified as a long-term asset as of September 30, 2003.

The Senior Secured Credit Facility requires a commitment fee of 1/2% a year on the unused portion of the revolving line of credit. Interest on the Tranche A Term Loan and the Revolving Credit Facility is based on the banks' base rate plus 2.75% or the LIBOR rate plus 3.75% and is subject to change based on the debt leverage of the Company. Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. Interest on the Tranche B Term Loan is based on the banks' base rate plus 3.5% or the LIBOR rate plus 4.5%.

The Tranche A Term Loan matures in 20 consecutive quarterly installments and the Tranche B Term Loan matures in 24 consecutive quarterly installments, commencing on December 31, 2003. Principal payments are to be made in the following amounts (using U.S. dollar equivalents at the issuance date for the Tranche A Term Loan denominated in euros): installments 1-4, $0.6 million per installment; installments 5-8, $1.0 million per installment; installments 9-12, $1.4 million per installment;

installments 13-16, $2.5 million per installment; installments 17-20, $3.3 million per installment; and installments 21-24, $24.9 million per installment.

The Senior Secured Credit Agreement includes typical covenants, including maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum interest coverage, minimum fixed charge coverage and limitations on capital expenditures and distributions. The Agreement also requires 75% of excess cash flows (as defined) be used to pay down the Term Loans.

As of September 30, 2003, there were no outstanding borrowings under the Revolving Credit Facility and the Company had $19.5 million available under the Revolving Credit Facility. The Company's aggregate indebtedness at September 30, 2003, is $351.1 million, including the $100.0 million Senior Notes redeemed in October. At September 30, 2003, the Company held $98.0 million of cash for retirement of the Senior Notes. The aggregate liquidation preference of the Exchangeable Preferred Stock is $68.3 million and the Convertible Preferred Stock is $74.2 million. The Company is highly leveraged. The Company's ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company's Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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

Certain of the Company's international subsidiaries make purchases in foreign currencies, mainly intercompany transactions. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has entered into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $13.3 million at September 30, 2003 and $10.1 million at December 31, 2002. These contracts generally expire within three to twelve months. Foreign currency transaction (gains) losses, included in other (income) expense, were $0.3 million and $0.3 million for the three months ended September 30, 2003 and 2002 and $(1.2) million and zero for the nine months ended September 30, 2003 and 2002.

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

Management assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended September 30, 2003. To the best of management's knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended September 30, 2003, that would materially affect the control systems.

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

                  31.2     Chief Financial Officer Certification

         (32)     SECTION 1350 CERTIFICATIONS

                  32.1     Chief Executive Officer Certification

                  32.2     Chief Financial Officer Certification

         b.       Reports on Form 8-K

         On September 22, 2003, the Company filed a Form 8-K reporting under
         Item 5 that it had refinanced a portion of its outstanding long-term debt.

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

                                            Day International Group, Inc.
                                            -----------------------------
                                                    (Registrant)

            Date:   November 4, 2003        /s/ Thomas J. Koenig
                                            -----------------------------
                                            Thomas J. Koenig
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)