Form 10-K
period 2003-12-31
DAY INTERNATIONAL GROUP INC
filed 2004-03-29
CIK 946991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes[ ] No [X]

At the close of business on March 1, 2004:
     Number of shares of common stock outstanding                 23,323
     Aggregate market value of the Company's voting and non-
     voting common stock held by non-affiliates                  $     0

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

Except as otherwise stated, the information contained in this report is given as of December 31, 2003, the end of the Company's latest fiscal year.

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

                                     PART I

ITEM 1. BUSINESS

COMPANY BACKGROUND

The Company is one of the world's leading producers of precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and consumable fiber handling products for the textile industry. The Company consists of two segments: the Image Transfer segment and the Textile Products segment. The Image Transfer segment consists of the Transfer Media division and the Chemical Products division. The Transfer Media division is the world's largest designer, manufacturer and marketer of high-quality printing blankets and sleeves for use in offset printing. The Company estimates that in 2003 it had the number one market share in offset-printing blankets and sleeves in North America and worldwide. The Company is one of the world's largest manufacturers and marketers of sleeves for use in flexographic printing. The Chemical Products division is a leading worldwide supplier of pressroom chemicals to the printing industry and also manufactures the Kompac brand of automatic dampening systems for printing presses. The Textile Products segment is one of the world's largest manufacturers and marketers of precision engineered rubber cots, aprons and other fabricated rubber fiber handling components sold to textile yarn spinners worldwide.

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

On October 19, 1999, the Company acquired Varn International ("Varn" or "Chemical Products"). Varn manufactures pressroom chemicals and dampening systems for the printing industry.

On November 24, 2003, the Company acquired Network Distribution International ("NDI"). NDI is a converter of offset blankets and reseller of ancillary consumable products to the printing industry, primarily in the United States. NDI supplies printers with a broad range of printing blankets, pressroom chemicals, supplies and equipment.

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

Chemical Products

Chemical Products manufactures two categories of products: pressroom chemicals and dampening systems. Chemical Products manufactures over 100 different pressroom chemicals, which can be classified into the following categories: (i) roller and blanket washes, which are used to remove ink and glaze from the surface of the rollers and blankets on the printing press; (ii) fountain solutions, which are used to prevent ink from migrating to non-print areas of the printing plate; (iii) anti-setoff powders, which are used by sheet fed and letter press printers to prevent ink from transferring from the top of one sheet to the bottom of the next; (iv) lithographic chemicals and specialties; and (v) silicones, which are used in heatset web offset to provide support in certain printing processes. Chemical Products' products can be grouped into standard and custom products. Product lines are formulated to meet regional requirements. For example, high volume printing operations, such as major daily newspapers and commercial heatset web, often require custom fountain solutions.

Products

The Company manufactures a full line of high-quality, name brand printing blankets and sleeves to both web-fed (continuous roll) and sheet-fed (individual sheet) offset printers under the "Day," "David M," "Freedom" and "IPT" brands. In addition, through its acquisition of NDI, it offers a line of name brand blankets produced by competitors. The Company's printing blankets and sleeves are used to print magazines, advertising material, business forms, packaging, newspapers and other printed material. As a result of the superior quality, reliability and value of the Company's printing blankets and sleeves and its customer service, the Company is able to command premium prices for its products.

The Company's leading printing blankets are the 9500 dayGraphica(R), 4000 dayGraphica(R), 3000 Patriot(R), 3610 dayGraphica(R), 8500 AccuDot(R), QuantaLith(R) Gold and QuantaLith(R) Blue lines, which produce high-quality images, particularly on high-speed printing presses. The Freedom brand was introduced in 2001 to address the group of customers who were looking for an economically priced product where quality was a secondary consideration. In 2003, the Company introduced the Durazone blanket, which is a longer-lasting, more durable blanket. At the end of 2003, the Company is the sole manufacturer of tubular, seamless printing sleeves for use on Heidelberg Web Press, Inc.'s "gapless" webpresses.

During the latter part of 2001, the Company began producing consumable products for digital printing presses. Sales of these products are expected to grow as digital printing presses are sold that utilize these products. The Company is evaluating the production of other prototypes for new short-run color printing processes.

Transfer Media manufactures a wide array of sleeves used in the flexographic printing process under the Rotec name. Rotec gained industry prominence in 1993 with the introduction of the compressible sleeve, a product innovation enabling flexographic printers to achieve higher levels of print quality. The base technology for the flexographic sleeve has the potential for use in other printing segments as well (e.g., gravure and offset), which may expand the market segments for sleeve technology. The Company has entered into an agreement with E. I. du Pont de Nemours and Company to manufacture an "in-the-round" sleeve under the Cyrel(R) brand name for flexographic presses.

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

Chemical Products has developed products that speed wash-up, color changes and blanket and roller maintenance; all formulated to reduce downtime and improve productivity. Roller and blanket washes are used to remove ink and glaze from the surface of the rollers and blankets on the printing press. Chemical Products makes over 25 washes, grouped into five different categories: premium, environmental, general purpose, fast drying and specialty. Chemical Products is a market leader in the area of environmental washes, which constitutes an important subcategory of Chemical Products' overall roller and blanket washes business.

Chemical Products has created a family of fountain solutions, which are used to prevent ink from migrating to non-print areas of the printing plate, to cover all requirements from high-speed web printing presses down to small offset duplicating printing presses. The fountain solutions and fountain additives are adjusted for water condition and properly balanced and fortified to improve print quality and press productivity. Chemical Products has created a line of alcohol-free fountain solutions formulated to eliminate the use of isopropyl alcohol from the process thus improving the pressroom environment.

Antisetoff powders are used extensively by sheetfed, offset and letterpress printers to prevent ink from transferring from the top of one sheet to the bottom of the next. Chemical Products offers an extensive range of silicone and conventional antisetoff powders to meet all industry requirements.

Lithographic chemicals and specialties include a wide range of products (including deglazers, additives, plate cleaners, aerosols) formulated to meet the evolving needs of the printing industry.

Silicones are used in heatset web offset printing to provide slip to the sheet as it passes over the former board. Chemical Products offers an extensive line of conventional silicones, as well as new technology silicones.

Chemical Products also manufactures the patented Kompac Dampening System and other mechanical devices for offset printing presses. Chemical Products manufactures six different Kompac Dampening Systems models to fit more than 8 different presses, both for new and retrofit applications. Kompac Dampening Systems consume other products manufactured by Chemical Products, such as fountain solutions.

Sales and Distribution

Image Transfer has adopted an integrated approach to product development, marketing, sales and distribution. Sales professionals in the United States have strong customer relationships and superior technical expertise. The international sales force includes sales professionals in Australia, Brazil, Canada, China/Hong Kong, France, Germany, Italy, Japan, Malaysia, Mexico, Russia, Scandinavia and the United Kingdom.

Image Transfer's sales force calls directly on end-users and promotes the quality and technical features of the Company's products to pressroom foremen, purchasing agents, plant managers and press operators. Depending on the market and product, the end-users can then order directly from the Company or through authorized converters or dealers. Image Transfer distributes a majority of its products through a large network of converters, including NDI, who buy and cut printing blanket rolls to customized orders and dealers and sub-dealers who buy finished products, store inventory and hold receivables. Converters are value-added dealers who typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. The Company believes that it has one of the most effective networks of converters and dealers in the industry. The sales force works closely with converters and dealers through joint calling efforts on end-users and training programs. In addition, sales and technical associates work directly with large end-users to identify the printing blankets and sleeves that best suit that printer's particular needs and formulate solutions to complex printing problems. NDI distributes products manufactured by the Company, as well as other blanket manufacturers. The Company distributes a substantial portion of its products direct to end-users.

TEXTILE PRODUCTS

The Textile Products segment manufactures highly engineered rubber rollers, known as cots, and flexible belts, known as aprons, for utilization in yarn spinning machinery. As a result of continuing technological improvements in automated high-speed spinning frames, customers continue to demand cots and aprons of higher quality and greater flexibility to meet their specialized needs and are typically willing to pay a premium for cots and aprons that meet their value equation. The Company is known as a leader in technological innovation and quality and has the broadest line of cots and aprons and related products of any global manufacturer.

Products

With the broadest line of cots and aprons of any manufacturer, the Company offers its customers both general purpose and specialty cots and aprons recognized in the global marketplace under the DAYtex(R) and Accotex(R) brand names, with over 4,000 different SKUs. General-purpose cots and aprons include a full line of products designed for "short staple" fibers (such as cotton) and "long staple" fibers (such as wool), while specialty cots and aprons include glass-forming aprons, carpet cots and drawing cots. The Company provides high-quality, precision engineered products that deliver superior value to its customers. As a result, Textile Products has been an industry leader in quality and performance, allowing the Company to command premium pricing for its products.

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

Textile Products' product development has allowed the Company to diversify into new markets. The Company has developed specialty lines of aprons including glass-forming aprons, which are used to make glass fiber from liquid glass, and texturizing aprons, which are used to finish certain types of synthetic filaments. Textile Products also manufactures and markets bolsters and rubber shrinkage belts for use in fabric pre-shrinking processes, such as those used for denim, as well as rubber-covered industrial rollers for textile and other industrial applications.

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

RAW MATERIALS

Rubber polymers are a key component in most of the products of Transfer Media and Textile Products. The Chemical Products division purchases approximately 200 different raw materials from a variety of key national suppliers, and holds supply agreements with many of them. However, no single supplier accounts for more than 10% of total raw material costs. The largest raw material component for Chemical Products is petroleum distillates, such as aliphatics and aromatics. Raw material purchases accounted for approximately 50% of cost of goods sold for the Company's products during 2003, 2002 and 2001. Various fabrics and rubber represented approximately 30% of all raw materials purchased in each of 2003, 2002 and 2001. The Company has developed contingency plans to address any supply line disruptions, including identifying alternative sources and maintaining a safety stock of critical raw materials.

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

In addition to its extensive patent and trademark portfolio, the Company has a variety of working agreements with key partners in the image transfer business. These agreements and other efforts with original equipment manufacturers may stimulate proprietary processes and additional patent applications. In 2004, Heidelberger Druckmaschinen AG announced that they are divesting their webpress business and their 50%-ownership in Nexpress Solutions LLC. The Company has long-standing relationships with both of these companies and expects these relationships to continue.

COMPETITION

The Company competes with a number of manufacturers in the image transfer and textile components industries, with the main competitive factors being quality, performance, service and price. While the Company competes with a number of manufacturers of offset printing blankets, including Reeves International, Inc. ("Reeves"), Polyfibron Technologies, Inc. ("Polyfibron"), a subsidiary of

MacDermid, and Kinyosha Printing Company, Ltd. Chemical Products competes with a number of manufacturers of pressroom chemicals. The principal competitors are Anchor Chemical, Rycoline and PRISCO. In the United States, NDI competes with several distributors, many of which are customers of the Company. Rotec's principal competitors are Rossini, Polywest Kunststofftechnik, and Axcyl Inc., a subsidiary of Polyfibron. Accel Graphics, a division of Parmarco, is the only main competitor to the Kompac line.

In Textile Products, the Company competes with manufacturers such as Hokushin Corporation, Yamauchi and Berkol AG (Switzerland).

Some of the Company's competitors may have greater financial and other resources than the Company and may consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.

INTERNATIONAL OPERATIONS

The Company's principal international manufacturing facilities are located in Dundee, Scotland (Transfer Media), Ahaus, Germany (Transfer Media), Manchester, England (Chemical Products) and Munster, Germany (Textile Products). In addition, the Company maintains facilities in Australia, Brazil, China/Hong Kong, France, Germany, Italy, Malaysia, Mexico and Russia.

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

Approximately 53% of the Company's 2003 sales were derived from products sold to customers outside the United States. This has increased from 49% in 2002 and 47% in 2001. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's ability to meet interest and principal obligations on its U.S. dollar-denominated debt. The Company periodically enters into forward foreign exchange contracts to protect it against a portion of such foreign exchange movements.

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

ASSOCIATES

The Company currently employs approximately 1,470 full-time associates worldwide, of which approximately 780 are employed in the United States and Canada. The Company's associates in Dundee, Scotland, and Munster, Germany are represented by labor unions. In January 2004, the labor union in Dundee entered into a new three-year collective bargaining agreement with the Company, expiring on December 31, 2006. The labor union in Munster has entered into collective bargaining agreements with the Company pertaining to general working conditions and to salaries and wages. The agreement as to general working conditions expires December 31, 2006, and the agreement as to salaries and wages expires June 30, 2005. None of the Company's U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate's total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

As noted below, the Company operates state-of-the-art, manufacturing facilities strategically located throughout the world. The Company believes that it has sufficient capacity at its manufacturing facilities to meet its production needs for the foreseeable future, and further believes that all its sales worldwide can be sourced through these facilities. A majority of the Company's manufacturing facilities are ISO certified. The Company's significant facilities are listed below:

                                                                         SIZE         OWNED/
        LOCATION                                 SEGMENT               (Sq. Ft.)      LEASED
Manufacturing:
        Addison, Illinois                      Image Transfer            38,600        Owned
        Asheville, North Carolina             Image Transfer/
                                              Textile Products          240,600        Owned
        Covington, Georgia                     Image Transfer             8,100       Leased
        Fairfield, New Jersey                  Image Transfer            19,900       Leased
        Fletcher, North Carolina               Image Transfer            19,000       Leased
        Greenville, South Carolina            Textile Products           85,200        Owned
        Houston, Texas                         Image Transfer            64,000        Owned
        Three Rivers, Michigan                 Image Transfer            58,000        Owned
        West Chester, Ohio                     Image Transfer            14,500       Leased
        Ahaus, Germany                         Image Transfer            36,200        Owned
        Chrastava, Czech Republic              Image Transfer             9,300        Owned
        Dundee, Scotland                       Image Transfer           184,300        Owned
        Foshan, China                          Image Transfer            19,000       Leased
        Kuala Lumpur, Malaysia                 Image Transfer             8,300       Leased
        Manchester, England (Irlam)            Image Transfer            66,000        Owned
        Melbourne, Australia                   Image Transfer            28,700        Owned
        Munster, Germany                      Textile Products           79,600       Leased
        Parana, Brazil                         Image Transfer            10,800       Leased
Warehouse/Converting:
        Cleveland, Ohio                        Image Transfer            37,800       Leased
        Eagan, Minnesota                       Image Transfer            10,500       Leased
        Elk Grove, Illinois                    Image Transfer             4,500       Leased
        Hanover, Massachusetts                 Image Transfer            20,000       Leased
        Little Elm, Texas                      Image Transfer            16,200       Leased
        Monrovia, California                   Image Transfer            25,900       Leased
        Nashville, Tennessee                   Image Transfer             5,000       Leased
        Rockland, Massachusetts                Image Transfer            37,500       Leased
        Lerma, Mexico                          Image Transfer            15,900        Owned
        Moscow, Russia                         Image Transfer             1,000       Leased
        Paris, France                          Image Transfer            23,400       Leased
Sales Office:
        Dayton, Ohio                      Corporate/Image Transfer       13,800       Leased
        Albavilla, Italy                       Image Transfer               400       Leased
        Hong Kong, China                       Image Transfer             8,000       Leased
        Hong Kong, China                      Textile Products              600       Leased
        Lugano, Switzerland                    Image Transfer               800       Leased
        Milan, Italy (Trezzano, Rosa)         Textile Products            1,500       Leased
        Reutlingen, Germany                    Image Transfer            19,400       Leased
        Tokyo, Japan                           Image Transfer               600       Leased
        Willich, Germany                       Image Transfer             5,500       Leased

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

As of March 1, 2004, there were 19 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement that all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary financial data of the Company for each of the five fiscal years, during the period ended December 31, 2003.

                                            2003                                               1999
                                           (a)(b)        2002         2001         2000       (c)(d)
                                                            (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales                                  $ 288,987   $  259,948   $ 254,146   $  280,573   $ 198,418
Gross profit                                 105,169       95,522      91,159      109,556      75,082
Operating profit                              39,860       38,122      26,662       46,514      32,861
Income (loss) before cumulative effect
   of change in accounting principle          (6,373)       9,182      (5,108)       6,902       1,394
Cumulative effect of change in
   accounting principle                                       616
Net income (loss)                             (6,373)       9,798      (5,108)       6,902       1,394
Net loss available to common
   shareholders                              (16,041)      (7,493)    (20,066)      (6,038)     (5,172)
OTHER FINANCIAL DATA:
Capital expenditures                       $   6,874   $    8,264   $  12,983   $   10,324   $   5,936
Depreciation                                   9,309        8,197       7,308        7,319       6,432
Amortization                                   6,303        6,332       9,972        9,932      10,313
BALANCE SHEET DATA (AT END OF PERIOD):
Fixed assets, net of accumulated
   depreciation                            $  74,167   $   74,319   $  72,216   $   69,484   $  69,739
Total assets                                 371,540      319,877     317,004      330,492     334,504
Long-term and subordinated long-term
   debt (including current maturities)       279,820      252,145     263,831      268,270     279,830
Redeemable preferred stock                   146,649      126,646     109,354       94,396      81,456
Stockholders' equity (deficit)              (127,724)    (119,450)   (115,918)     (94,443)    (89,428)

(a) Effective July 1, 2003, the Company adopted SFAS No. 150 and has recorded dividends of $10,336 on the redeemable preferred stock as interest expense subsequent to adoption.

(b) The Company acquired NDI as of November 24, 2003. The statement of operations data includes the results of this acquisition from the date of acquisition.

(c) The Company acquired TPO as of September 30, 1999 and Varn as of October 19, 1999. The statement of operations data includes the results of these acquisitions from the dates of acquisition.

(d) Income (loss) before cumulative effect of change in accounting principle in 1999 was restated to reflect the adoption of SFAS No. 145 as of January 1, 2003, and to reclassify the pre-tax loss of $1,428 on early extinguishment of debt to interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with "Selected Financial Data" and "Financial Statements and Supplementary Data" and notes thereto included elsewhere in this report.

On November 24, 2003, Network Distribution International ("NDI") was acquired. Its results of operations are included in the Company's consolidated results of operations for the period subsequent to the acquisition. Accordingly, the results of operations for historical as well as future periods may not be comparable to prior periods.

                                          YEAR ENDED              YEAR ENDED             YEAR ENDED
                                       DECEMBER 31, 2003       DECEMBER 31, 2002      DECEMBER 31, 2001
                                                             (DOLLARS IN MILLIONS)
Net sales                              $ 289.0     100.0%    $    259.9     100.0%   $   254.1     100.0%
Cost of goods sold                       183.8      63.6          164.4      63.3        163.0      64.2
                                       -------  --------     ----------   -------    ---------   -------
Gross profit                             105.2      36.4           95.5      36.7         91.1      35.8
SG&A                                      63.5      22.0           55.5      21.3         54.1      21.3
Restructuring costs                                                 0.1       0.0          4.9       1.9
Amortization of intangibles                0.8       0.3            0.8       0.3          4.4       1.7
Management fees and expenses               1.0       0.3            1.0       0.4          1.0       0.4
                                       -------  --------     ----------   -------    ---------   -------
Operating profit                       $  39.9      13.8%    $     38.1      14.7%   $    26.7      10.5%
                                       =======  ========     ==========   =======    =========   =======

COMPARISON OF RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003, COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net sales increased $29.0 million (11.2%) to $289.0 million, primarily as a result of favorable changes in foreign currency rates and higher sales volumes in Europe. Sales in 2003 include $6.6 million of incremental sales subsequent to the date of acquisitions. Sales in 2003 were positively affected by $17.0 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars and increased sales volumes of $2.3 million in the United States and $4.0 million in Europe. Image Transfer's sales increased $28.9 million (13.7%) to $240.5 million. Image Transfer's sales were positively affected by $12.2 million as a result of the effect of changes in foreign currency rates and increased sales volumes of $12.5 million in the United States and $5.0 million in Europe. The higher U.S. Image Transfer sales volume was primarily as a result of sales from business acquisitions in 2003 of $6.6 million and from higher sales volumes across substantially all product lines. Europe sales volume increased primarily from market share gains in the chemical products business in the United Kingdom and Germany. Textile Products' sales increased $0.1 million (0.2%) to $48.4 million. Foreign currency rate changes positively affected Textile Products' sales by $4.7 million. Textile Products' sales decreased as a result of decreased volume of $3.6 million in the United States and $1.0 million in Europe and export markets. The lower U.S. Textile Products sales volume is primarily due to reduced demand in the U.S. textile industry as a result of weak consumer demand for textile and apparel products coupled with increased imports of low cost goods from Asia and South America. The ongoing restructuring of the U.S. textile manufacturing industry has resulted in further consolidation and closure of yarn spinning mills as well as weaving facilities. Weak sales have forced textile manufacturers to cut expenses and reduce inventories, which have had a direct effect on reducing Textile Products' sales.

Gross profit increased $9.6 million (10.1%) to $105.2 million. Foreign currency rate changes increased gross profit by $6.0 million. As a percentage of net sales, gross profit decreased slightly to 36.4% for the year ended December 31, 2003, from 36.7% for the comparable period in 2002.

Selling, general & administrative expenses increased $8.0 million (14.5%) to $63.5 million primarily as a result of foreign currency rate changes. As a percentage of net sales, SG&A increased to 22.0% from 21.3% for the comparable period in 2002. Changes in foreign currency rates increased SG&A costs by $3.5 million in 2003. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels, as well as SG&A costs related to businesses acquired in 2003.

A pre-tax charge of $0.5 million was recorded in the first quarter of 2001 for severance and termination costs to relocate the Textile Products operations from its Asheville, North Carolina, facility to its Greenville, South Carolina, facility. During the first quarter of 2002, the Company reversed $0.1 million of the reserve. Additionally, pre-tax charges of $0.3 million have been recorded in 2002 for relocation of machinery and equipment and write-off of abandoned assets. As of December 31, 2002, the relocation plan was complete.

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

Operating profit increased $1.7 million to $39.9 million. As a percentage of net sales, operating profit was 13.8% for the year ended December 31, 2003, compared to 14.7% in 2002. Image Transfer's operating profit increased $4.2 million (11.2%) to $41.7 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer's operating profit decreased to 17.4% for the year ended December 31, 2003, compared to 17.7% in 2002, primarily as a result of higher development costs for new products. Textile Products' operating profit decreased $2.2 million (34.5%) to $4.3 million. As a percentage of net sales, Textile Products' operating profit was 8.8% for the year ended December 31, 2003, compared to 13.5% in 2002. Textile Products' operating profit was adversely affected by underabsorbed fixed overhead costs resulting from lower U.S. production volumes and by costs related to write-off of non-productive equipment.

Other expense was $3.0 million in 2003, compared to other income of $1.9 million in 2002. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements. Other expense in 2003 includes a loss of $3.2 million on the mark-to-market of the euro-denominated Tranche A Term Loan, a loss of $1.1 million from the sale of the South African business and a gain of $0.9 million from the sale of excess land in Mauldin, South Carolina.

The Company recorded income tax expense on a loss before income taxes in 2003. The effective tax rate for 2003 is affected by the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense. Adjusted for the preferred stock dividends, the effective tax rate would be 51.5%. The effective tax rate is further affected by foreign-sourced dividends and income taxable in the United States and non-deductible expenses. The effective tax rate for 2002 was 40.0%.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that the Company's redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Beginning in the third quarter of 2003, the Company reflects the redeemable preferred stock as long-term debt and accrued dividends are shown as interest expense. This statement will have no effect on the net loss available to common shareholders, cash flows of the Company or the Company's compliance with its debt covenants.

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

Also during the fourth quarter of 2001, the Company completed plans to relocate its Chemical Products German sales office into other existing facilities and the U.S. sales and administrative functions from Oakland, New Jersey to other U.S. locations. A pre-tax charge of $1.0 million was recorded for severance costs for 21 associates, costs for closing the offices and loss on the sale of fixed assets. As of December 31, 2002, this plan was complete.

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

Certain of the Company's international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was approximately $15.9 million at December 31, 2003, $10.1 million at December 31, 2002 and $9.3 million at December 31, 2001. These contracts generally expire within three to twelve months. At December 31, 2003, the Company has outstanding (euro)25.8 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company's investments in Europe from fluctuations in the euro compared to the U.S. dollar. Foreign currency gains (losses), included in other (expense) income-net, were $(2.6) million in 2003, $1.3 million in 2002 and $(0.9) million in 2001. Based on the Company's overall foreign currency exchange rate exposure at December 31, 2003, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of approximately $3.0 million. If the forward contracts and the euro-denominated Tranche A Term Loan are aggregated with the Company's other exposures, a 10% adverse change in foreign currency exchange rates would result in an insignificant hypothetical estimated loss in earnings.

INTEREST RATE RISKS

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2003, the Company entered into a $25 million interest rate swap to swap a portion of the Company's variable rate debt to fixed rates. The swap expires in September 2006. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurance that interest rates will not materially change.

COMMODITY RISKS

Rubber polymers and fabrics are key components in most of the Transfer Media and Textile products. The Company is exposed to changes in the costs of these components. Chemical Products is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Pressroom Chemicals' products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short-term effect until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.

The Company's expenditures for plant, property and equipment were $6.9 million in 2003, $8.3 million in 2002, and $13.0 million in 2001. The Company believes that capital expenditures of $9.0 million to $12.0 million annually over the next several years will be sufficient to maintain its leading market position. The Company expects to fund these capital expenditures from cash flow from operations.

The Company is highly leveraged. At December 31, 2003, the Company's aggregate indebtedness is approximately $279.8 million and the aggregate liquidation preference of the Exchangeable Preferred Stock is $70.4 million (which, subject to certain conditions, may be exchanged for Exchange Debentures). At December 31, 2003, the aggregate liquidation preference of the Convertible Preferred Stock is $77.4 million. See Note G of the Notes to the Consolidated Financial Statements.

On September 16, 2003, the Company issued $135.0 million of senior secured debt under a Senior Secured Credit Facility to refinance its existing $100.0 million 11-1/8% Senior Notes and repay its outstanding $24.9 million term loan and $10.7 million revolving credit facility. On November 24, 2003, the Company issued an additional $30.0 million of senior secured debt under the Senior Secured Credit Facility to finance the acquisition of NDI. The Second Amended and Restated Senior Secured Credit Agreement consists of a $20.0 million 5-year Revolving Credit Facility, a Tranche A (euro)26.6 million ($30.0 million equivalent at issuance) 5-year Term Loan, a Tranche B $105.0 million 6-year Term Loan and a Tranche C $30.0 million 6-year Term Loan. The Revolving Credit Facility includes a $10.0 million letter of credit subfacility ($1.9 million of letters of credit were outstanding at December 31, 2003) and a $2.0 million swing line loan subfacility. The Company redeemed the 11-1/8% Senior Notes in October at the call price of $101.2 million.

The Senior Secured Credit Facility is repayable as follows: $3.4 million in 2004, $5.0 million in 2005, $7.5 million in 2006, $12.0 million in 2007, $42.2 million in 2008 and $94.0 million in 2009. Prepayments on the Term Loans are applied pro rata to all maturities. If the Company does not refinance the 9-1/2% Senior Subordinated Notes by September 15, 2007, then any amounts outstanding under the Senior Credit Facility will be immediately due and payable. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each international subsidiary. As of December 31, 2003, the Company had $17.7 million available under the Revolving Credit Facility.

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

The Company's ability to pay principal and interest on its debt obligations and dividends on the Exchangeable Preferred Stock and the Convertible Preferred Stock will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility or a successor facility. The Company anticipates that its operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company's cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal and interest on its indebtedness, for the payment of periodic cash dividends on the Exchangeable Preferred Stock or the Convertible Preferred Stock, for any redemption of the Exchangeable Preferred Stock or the Convertible Preferred Stock for cash, or if the Exchange Debentures have been issued, the payment of principal of or cash interest on the Exchange Debentures. If the Company's cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company's debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms, or if implemented, would be successful or would permit the Company to meet its debt service obligations.

The Senior Secured Credit Facility, the 2008 Indenture and the certificates of designation for the Preferred Stocks contain a number of significant covenants that restrict the operations of the Company. For example, under the Senior Secured Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charges coverage ratio, maximum leverage ratio, senior leverage ratio and interest coverage ratio. There can be no assurance that the Company will be able to comply with any such covenants or restrictions in the future. The Company's ability to comply with such covenants and restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Senior Secured Credit Facility and/or the 2008 Indenture that would permit the lenders to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Revolving Credit Facility to make further extensions of credit could be terminated.

The occurrence of certain events that would constitute a Change of Control may result in a default, or otherwise require repayment of indebtedness, under the Senior Secured Credit Facility and the 2008 Indenture, and redemption of the Exchangeable Preferred Stock and the Convertible Preferred Stock or, in the case of the Exchange Debentures, repayment of indebtedness under the Exchange Debentures. In addition, the Senior Secured Credit Facility prohibits the repayment of indebtedness under the 2008 Indenture by the Company in such an event, unless and until such time as the indebtedness under the Senior Secured Credit Facility is repaid in full. The Company's failure to make such repayments in such instances would result in a default under the Senior Secured Credit Facility. The inability to repay the indebtedness under the Senior Secured Credit Facility, if accelerated, would also constitute an event of default under the 2008 Indenture, which could have materially adverse consequences to the Company and to the holders of the Notes under the 2008 Indenture. Future indebtedness of the Company may also contain restrictions or repayment requirements with respect to certain events or transactions that could constitute a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Senior Secured Credit Facility or the 2008 Indenture, the Exchangeable Preferred Stock or the Exchange Debentures, as the case may be, or with respect to the Convertible Preferred Stock.

The Company does not have transactions, arrangements or relationships with special-purpose entities and the Company does not have any off-balance-sheet debt except as disclosed in the notes to the consolidated financial statements.

In 2001 the Company suspended its U.K. pension plan and intends to settle the remaining obligation in 2004. As of December 31, 2003, the settlement will require an additional contribution of approximately $1.5 million and will result in a pre-tax settlement loss of approximately $0.8 million. These amounts are subject to change as a result of the final determination of the amount of the obligation and the value of the plan assets at the date of the settlement.

ENVIRONMENTAL EXPENDITURES

The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 2003, 2002 and 2001 it spent approximately $0.1 million, $0.2 million and $1.2 million in capital expenditures for solvent recovery, wastewater treatment, air monitoring and related projects to comply with environmental requirements.

On July 11, 2002, the United States Environmental Protection Agency issued the proposed Maximum Achievable Control Technology ("MACT") standard for the Printing source category. This MACT standard is applicable to sources located at the Company's U.S. operations. The MACT requirements were placed into effect on March 15, 2003. The primary effect of this rule will be to require implementation of additional air emission monitoring systems at the Company's U.S. facilities. These rules will require certain modifications to the plant facilities over the next two years that will total approximately $0.7 million for U.S. operations. Capital expenditures relating to environmental matters are anticipated to be less than $1 million in 2004.

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

Accounts Receivable Allowances - Allowances for doubtful accounts are determined by applying historical experience with consideration given to the condition of the economy and evaluation of specific accounts. Other allowances are calculated based on negotiated agreements with customers.

Inventory Valuation - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Reserves for obsolete and slow-moving inventory are determined based on the lower of cost or market method. Market value is determined based on management's estimate of selling price less selling costs.

Recoverability of Long-lived Assets - Recoverability of goodwill is tested at least annually in accordance with SFAS No. 142 using the present value of estimated future cash flows. Other long-lived assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 by determining whether the amortization of the assets over their remaining lives can be recovered through projected undiscounted cash flows. Future cash flows are forecasted based on management's estimates of future events and could be materially different from actual cash flows.

Retirement and Other Postretirement Benefits - Retirement and other postretirement benefit costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's retirement and other postretirement obligations and future expense. See Notes M and N to the Consolidated Financial Statements for further detail on the assumptions used.

Realization of Deferred Tax Assets - Realization of net operating loss carryforwards and other deferred tax assets is determined in accordance with the appropriate accounting guidance in SFAS No. 109. Realization of the deferred tax assets is periodically evaluated using expected future reversals of existing temporary differences, future taxable income resulting principally from the characterization of cash flow from international subsidiaries as dividends taxable in the United States and the effects of lower interest expense from lower outstanding debt levels as debt service requirements are met and from lower interest rates resulting from the refinancing occurring in 2003.

For further information regarding our accounting policies, see Note B to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The Company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the Company as of December 31, 2003, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in the footnotes to the consolidated financial statements of the company. Disclosures regarding the amounts due under purchase obligations for capital expenditures are also included below. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations related to normal and recurring purchase orders are not included, as the Company does not enter into long-term agreements that would represent purchase obligations. Any short-term purchase order that might meet the definition of purchase obligation is only entered into for a reasonable period of time for quantities to be used within normal operating conditions.

                                                    LESS THAN     2 - 3       4 - 5        AFTER
                                         TOTAL      ONE YEAR      YEARS       YEARS       FIVE YEARS
                                                             (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATION:
Long-term debt                       $   279,583    $  3,380    $  12,518    $ 169,218    $   94,467
Redeemable preferred stock               147,846           0            0            0       147,846
Capital lease obligation                   1,870         187          374          374           935
Operating leases                           9,390       2,990        4,138        1,558           704
Purchase obligations for capital
     expenditures                            580         580            0            0             0
                                     -----------    --------    ---------    ---------    ----------
Total                                $   439,269    $  7,137    $  17,030    $ 171,150    $  243,952
                                     ===========    ========    =========    =========    ==========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     PAGE
Report of Independent Auditors                                        25

Consolidated Balance Sheets as of December 31, 2003 and 2002          26

Consolidated Statements of Operations for the years ended
December 31, 2003, 2002 and 2001                                      28

Consolidated Statements of Stockholders' Equity (Deficit) for
the years ended December 31, 2003, 2002 and 2001                      29

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001                                      30

Notes to Consolidated Financial Statements                            31

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Day International Group, Inc.:

We have audited the accompanying consolidated balance sheets of Day International Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Day International Group, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 26, 2002, expressed an unqualified opinion.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Day International Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note E, in 2002 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets."

As discussed in Note G, in 2003 the Company changed its method of accounting for redeemable preferred stock in accordance with Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."

/s/ ERNST & YOUNG LLP

ERNST & YOUNG LLP

Dayton, Ohio
March 20, 2004

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                         ASSETS                                                 2003                 2002
CURRENT ASSETS:
  Cash and cash equivalents                                                $        726          $       996
  Accounts receivable:
    Trade (less allowance for doubtful accounts) (Note C)                        42,809               31,607
    Other                                                                         1,878                1,175
  Inventories (Note D)                                                           48,652               34,851
  Prepaid expenses and other current assets                                       6,082                1,563
  Deferred tax assets (Note I)                                                    6,799                4,501
                                                                           ------------         ------------
     Total current assets                                                       106,946               74,693

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                            4,084                4,269
  Buildings and improvements                                                     28,328               25,100
  Machinery and equipment                                                        86,978               76,836
  Construction in progress                                                        4,306                4,208
  Assets held for sale (Note O)                                                                        1,723
                                                                           ------------         ------------
                                                                                123,696              112,136
  Less accumulated depreciation                                                 (49,529)             (37,817)
                                                                           ------------         ------------
                                                                                 74,167               74,319

OTHER ASSETS:
  Goodwill (Note E)                                                             142,580              127,080
  Intangible assets (Note E)                                                     23,223               26,696
  Deferred tax assets (Note I)                                                   12,039               10,697
  Other assets                                                                   12,585                6,392
                                                                           ------------         ------------
                                                                                190,427              170,865
                                                                           ------------         ------------
TOTAL ASSETS                                                               $    371,540          $   319,877
                                                                           ============          ===========

   The accompanying notes are an integral part of the consolidated financial statements.

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          2003                 2002
CURRENT LIABILITIES:
  Accounts payable                                                          $      7,563          $     8,228
  Accrued associate-related costs                                                 12,004                9,161
  Other accrued expenses                                                          11,739                7,604
  Income taxes payable                                                             2,449                1,373
  Interest payable                                                                 3,229                4,196
  Current maturities of long-term debt and capital lease (Note F)                  3,489               12,597
                                                                            ------------          -----------

     Total current liabilities                                                    40,473               43,159

LONG-TERM AND SUBORDINATED LONG-TERM
    DEBT (Note F)                                                                276,331              239,548
DEFERRED TAX LIABILITIES (Note I)                                                  3,087                2,211
OTHER LONG-TERM LIABILITIES (Notes L, M, N and P)                                 32,724               27,763
REDEEMABLE PREFERRED STOCK (Note G)                                              146,649              126,646

STOCKHOLDERS' EQUITY (DEFICIT)  (Note L):
  Common Shares, $.01 per share par value, 100,000
    shares authorized, 23,298 shares issued and outstanding                            1                    1
  Contra-equity associated with the assumption of
    majority shareholder's bridge loan                                           (68,772)             (68,772)
  Retained earnings (deficit)                                                    (65,180)             (49,139)
  Accumulated other comprehensive income (loss) (Note H)                           6,227               (1,540)
                                                                            ------------          -----------
     Total stockholders' equity (deficit)                                       (127,724)            (119,450)
                                                                            ------------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $    371,540          $   319,877
                                                                            ============          ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                2003              2002             2001
NET SALES                                                                   $    288,987      $    259,948     $    254,146

COST OF GOODS SOLD                                                               183,818           164,426          162,987
                                                                            ------------      ------------     ------------

GROSS PROFIT                                                                     105,169            95,522           91,159

SELLING, GENERAL AND ADMINISTRATIVE                                               63,493            55,472           54,073
RESTRUCTURING COSTS (Note O)                                                                           118            4,931
AMORTIZATION OF INTANGIBLES                                                          816               810            4,451
MANAGEMENT FEES (Note K)                                                           1,000             1,000            1,042
                                                                            ------------      ------------     ------------

OPERATING PROFIT                                                                  39,860            38,122           26,662

OTHER EXPENSES:
  Interest expense:
     Long-term debt (including amortization of deferred
     financing costs and discount of $2,313, $2,347 and
     $2,370 in 2003, 2002 and 2001 and loss on
     extinguishment of debt of $2,783 in 2003)                                    28,655            26,759           28,419
     Redeemable preferred stock (including amortization of
     discount and issuance costs of $94 in 2003) (Note G)                         10,336
  Other expense (income)--net                                                      3,042            (1,869)             601
                                                                            ------------      ------------     ------------
                                                                                  42,033            24,890           29,020
                                                                            ------------      ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                                         (2,173)           13,232           (2,358)

INCOME TAXES (Note I)                                                              4,200             4,050            2,750
                                                                            ------------      ------------     ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                                               (6,373)            9,182           (5,108)

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE (NET OF TAX
     BENEFIT OF $394) (Note E)                                                                         616
                                                                            ------------      ------------     ------------

NET INCOME (LOSS)                                                                 (6,373)            9,798           (5,108)

PREFERRED STOCK DIVIDENDS (Note G)                                                (9,574)          (17,103)         (14,770)
AMORTIZATION OF PREFERRED STOCK DISCOUNT
     AND ISSUANCE COSTS                                                              (94)             (188)            (188)
                                                                            ------------      ------------     ------------

NET (LOSS) AVAILABLE TO COMMON
     SHAREHOLDERS                                                           $    (16,041)     $     (7,493)    $    (20,066)
                                                                            ============      ============     ============

    The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                             ACCUMULATED
                                         COMMON SHARES                        RETAINED           OTHER         COMPREHENSIVE
                                         -------------         CONTRA         EARNINGS       COMPREHENSIVE        INCOME
                                     SHARES      AMOUNT        EQUITY         (DEFICIT)      INCOME (LOSS)        (LOSS)
                                    --------   ----------    -----------    ------------     -------------     ------------
December 31, 2000                     23,298   $        1    $   (68,772)   $    (21,580)    $      (4,092)

Net loss                                                                          (5,108)                      $     (5,108)
Preferred stock dividends                                                        (14,770)
Amortization of preferred
  stock discount and
  issuance costs                                                                    (188)
Minimum pension liability
  adjustment (net of tax of $568)                                                                   (1,134)          (1,134)
Foreign currency
  translation adjustment                                                                              (305)            (305)
Unrealized gain on cash flow
  hedges (net of tax of $19)                                                                            30               30
                                    --------   ----------    -----------    ------------     -------------     ------------
December 31, 2001                     23,298            1        (68,772)        (41,646)           (5,501)    $     (6,517)
                                                                                                               ============

Net income                                                                         9,798                       $      9,798
Preferred stock dividends                                                        (17,103)
Amortization of preferred
  stock discount and
  issuance costs                                                                    (188)
Minimum pension liability
  adjustment (net of tax of $43)                                                                       (64)             (64)
Foreign currency
  translation adjustment                                                                             4,046            4,046
Unrealized loss on cash flow
  hedges (net of tax of $13)                                                                           (21)             (21)
                                    --------   ----------    -----------    ------------     -------------     ------------
December 31, 2002                     23,298            1        (68,772)        (49,139)           (1,540)    $     13,759
                                                                                                               ============

Net loss                                                                          (6,373)                      $     (6,373)
Preferred stock dividends                                                         (9,574)
Amortization of preferred
  stock discount and
  issuance costs                                                                     (94)
Minimum pension liability
  adjustment (net of tax of $238)                                                                      178              178
Foreign currency
  translation adjustment                                                                             7,797            7,797
Unrealized loss on cash flow
  hedges (net of tax of $134)                                                                         (208)            (208)
                                    --------   ----------    -----------    ------------     -------------     ------------
December 31, 2003                     23,298   $        1    $   (68,772)   $    (65,180)    $       6,227     $      1,394
                                    ========   ==========    ===========    ============     =============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                2003              2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $     (6,373)     $      9,798     $     (5,108)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Cumulative effect of change in accounting principle                                                 (616)
  Depreciation                                                                     9,309             8,197            7,308
  Amortization of goodwill and intangibles                                         6,303             6,332            9,972
  Interest expense:
    Redeemable preferred stock dividends                                          10,336
    Loss on extinguishment of debt                                                 2,783
  Deferred income taxes                                                           (2,183)           (1,834)          (2,663)
  Foreign currency (gain) loss                                                     2,666            (1,273)             711
  Undistributed earnings of investee                                                                  (306)
  Non-cash loss on disposal of fixed assets                                          930               465            2,205
Change in assets and liabilities:
  Accounts receivable                                                              2,693            (1,737)           5,656
  Inventories                                                                     (3,367)            1,092              793
  Prepaid expenses and other current assets                                         (963)            2,663            1,314
  Accounts payable and accrued expenses                                           (3,144)           (2,489)          (2,562)
                                                                            ------------      -------------    ------------
     Net cash provided by operating activities                                    18,990            20,292           17,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions                                                       (33,407)
Capital expenditures                                                              (6,874)           (8,264)         (12,983)
Proceeds from sale of property                                                     2,447
                                                                            ------------      ------------     ------------
     Net cash used in investing activities                                       (37,834)           (8,264)         (12,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                   163,950
Payment of deferred financing fees                                                (4,117)                              (249)
Payments on long term debt                                                      (136,797)          (12,726)          (2,262)
Net borrowings (payments) on revolving credit facilities                          (4,500)              800           (2,150)
                                                                            ------------      ------------     ------------
     Net cash provided by (used in) financing activities                          18,536           (11,926)          (4,661)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               38               285             (295)
                                                                            ------------      ------------     ------------

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents                                (270)              387             (313)
Cash and cash equivalents at beginning of period                                     996               609              922
                                                                            ------------      ------------     ------------
Cash and cash equivalents at end of period                                  $        726      $        996     $        609
                                                                            ============      ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                 DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)

A.       NATURE OF OPERATIONS, BASIS OF PRESENTATION

Day International Group, Inc. and subsidiaries is one of the world's leading producers and distributors of precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and consumable fiber handling products for the textile industry. The Image Transfer segment designs, manufactures and distributes high-quality printing blankets, sleeves, pressroom chemicals and automatic dampening systems used primarily in the offset and flexographic printing industries. The Textile Products segment manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Sales are made through Day's sales organization, distributors and representatives.

On November 24, 2003, the Company acquired Network Distribution International ("NDI"). The total purchase price for NDI was $32.2 million, paid in cash. NDI is a converter of offset blankets and reseller of ancillary consumable products to the printing industry, primarily in the United States. NDI supplies printers with a broad range of printing blankets, pressroom chemicals, supplies and equipment. Results of operations of NDI are included in the Company's consolidated results of operations for the period subsequent to the acquisition. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets                                                      $     20,352
Property, plant and equipment                                              1,031
Intangible and other assets                                                5,984
Goodwill                                                                  12,625
Current liabilities                                                       (6,634)
Long-term debt                                                               (16)
Other long-term liabilities                                               (1,139)
                                                                    ------------
Purchase price                                                      $     32,203
                                                                    ============

B.       SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

STOCK-BASED COMPENSATION - As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors is reflected in net income (loss). The following table illustrates the effect on net income (loss) if compensation cost for stock options and warrants had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

                                                                                 2003              2002             2001
Net income (loss) - as reported                                             $     (6,373)     $      9,798      $    (5,108)
Less - stock-based compensation expense determined using
     fair value based method in SFAS No. 123                                        (764)           (1,263)            (945)
                                                                            ------------      ------------      -----------
Pro forma net income (loss)                                                 $     (7,137)     $      8,535      $    (6,053)
                                                                            ============      ============      ===========

REVENUE RECOGNITION - Day recognizes revenue when the product is shipped, except for product shipped on consignment. Revenue for consignment sales is recognized when the customer uses the product. Reserves for product returns, based upon historical experience, and other allowances, calculated based on negotiated agreements with customers, are recognized upon shipment. Allowances for doubtful accounts are determined by applying historical experience with consideration given to the condition of the economy and evaluation of specific accounts and are recorded in selling, general and administrative costs.

FOREIGN CURRENCY TRANSLATION - The functional currency is the local currency of Day's respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period end exchange rates. Foreign currency revenues and expenses are translated at the average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss). Transaction gains and losses are recorded in other expense (income) in the consolidated statements of operations.

CONCENTRATION OF CREDIT RISK - The Company's receivables are from a diverse group of customers in the printing and textile industries and such receivables are generally unsecured.

FOREIGN EXCHANGE CONTRACTS - The Company and its international subsidiaries make purchases and sales in foreign currencies and are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. Day periodically enters into forward foreign exchange contracts, with terms generally of 3 to 12 months, to protect itself against such foreign currency movements. These contracts are recorded at fair value with the change in fair value recorded as other expense (income) as an offset to the (income) expense recognized from the remeasurement of the hedged foreign-currency denominated asset or liability. Hedges of forecasted transactions are recorded as cash flow hedges and are reclassified to earnings when the hedged transaction is completed. The contract value of foreign exchange contracts was $15,865 and $10,136 at December 31, 2003 and 2002. The fair value of these contracts is a payable of $736 and $362 at December 31, 2003 and 2002. Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. The counterparties are expected to meet their obligations given their credit ratings; therefore Day does not obtain collateral for these instruments.

INTEREST RATE SWAP AGREEMENT - During 2003, the Company entered into a $25,000 interest rate swap to swap a portion of the Company's variable rate debt to fixed rates. The swap expires in September 2006. The Company has accounted for this swap as a cash flow hedge and recognizes the gain or loss related to future periods in other comprehensive income (loss).

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's variable rate Credit Agreement approximates fair value. The fair market value and carrying amount of the 9-1/2% Senior Subordinated Debt was approximately $108,100 and $114,825 at December 31, 2003, based on quoted market prices. The fair market value and carrying amounts of the 9-1/2% Senior Subordinated Debt and the 11-1/8% Senior Debt was approximately $195,200 and $214,783 at December 31, 2002, based on quoted market prices. The fair value of the 12-1/4% Exchangeable Preferred Stock was approximately $31,700 and $9,400 at December 31, 2003 and 2002, based on quoted market prices. The fair value of the 18% Convertible Preferred Stock could not be determined as the securities are closely held and are not actively traded. See Note G for further information about the Convertible Preferred Stock. The fair value of the interest rate swap was a payable of $284 at December 31, 2003. At December 31, 2003 and 2002, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

DISTRIBUTION - Distribution costs of $9,617, $8,241, and $7,973 for the years ended December 31, 2003, 2002 and 2001 are included in selling, general and administrative costs.

ADVERTISING - Advertising costs are expensed as incurred.

MANAGEMENT ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C. ACCOUNTS RECEIVABLE

Changes in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 consist of:

                                         2003        2002        2001
Balance at beginning of year           $ 2,735     $ 1,949     $ 2,267
Provision for doubtful accounts            369         782         280
Acquisition                                368
Write-off of uncollectible accounts       (352)       (163)       (545)
Currency translation                       287         167         (53)
                                       -------     -------     -------
Balance at end of year                 $ 3,407     $ 2,735     $ 1,949
                                       =======     =======     =======

D. INVENTORIES

Inventories as of December 31, 2003 and 2002 consists of:

                                  2003                 2002
Finished goods                  $24,917              $20,510
Work in process                   5,453                4,935
Raw materials                    18,282                9,406
                                -------              -------
                                $48,652              $34,851
                                =======              =======

E. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." These statements prohibit amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of goodwill and intangible assets is required. As of January 1, 2002, the Company adopted these statements and ceased recording amortization of goodwill of approximately $3,700 per year and recognized pre-tax income of $1,010 for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the acquisition of the textile products operations of Armstrong World Industries, Inc. ("TPO") in 1999.

The following reconciles reported net income (loss) to net income (loss) adjusted for the amortization of goodwill and the deferred credit related to an excess over cost for the years ended December 31, 2003, 2002 and 2001:

                                                                               2003          2002         2001
Income (loss) before cumulative effect of change in
     accounting principle-as reported                                        $ (6,373)     $ 9,182     $ (5,108)
Amortization of goodwill and deferred credits-net of tax
     benefit                                                                                              2,224
                                                                             --------      -------     --------
Adjusted income (loss) before cumulative effect of change in
     accounting principle                                                    $ (6,373)     $ 9,182     $ (2,884)
                                                                             ========      =======     ========

The following is detail of goodwill as of December 31, 2003 and 2002:

                                                    IMAGE       TEXTILE
                                                   TRANSFER     PRODUCTS       TOTAL
Balance at December 31, 2001                      $ 120,110      $ 5,224     $ 125,334
Purchase adjustment                                     (18)                       (18)
Foreign currency exchange                             1,764                      1,764
                                                  ---------      -------     ---------
Balance at December 31, 2002                        121,856        5,224       127,080
Acquisitions                                         13,817                     13,817
Foreign currency exchange                             1,683                      1,683
                                                  ---------      -------     ---------
Balance at December 31, 2003                      $ 137,356      $ 5,224     $ 142,580
                                                  =========      =======     =========

The following is detail of intangible assets as of December 31, 2003 and 2002:

                                                                            WEIGHTED-
                                                                            AVERAGE
                                                   2003          2002        LIFE
Intangible Assets:
 Gross Carrying Amount:
  Deferred financing costs                       $ 15,077      $ 18,957     9 years
  Noncompete agreements                                           4,007     5 years
  Printing technology                              27,946        27,946     11 years
  Textile compound formulas                         5,247         5,247     31 years
  Unpatented technology                             9,529         9,529     20 years
  Other                                               730           472     5 years
                                                 --------      --------
  Total intangibles                                58,529        66,158     14 years

Accumulated Amortization:
  Deferred financing costs                         (7,948)      (12,178)
  Noncompete agreements                                          (3,206)
  Printing technology                             (21,336)      (18,846)
  Textile compound formulas                        (1,467)       (1,296)
  Unpatented technology                            (4,397)       (3,884)
  Other                                              (158)          (52)
                                                 --------      --------
  Total accumulated amortization                  (35,306)      (39,462)
                                                 --------      --------

     Net book value                              $ 23,223      $ 26,696
                                                 ========      ========

Estimated amortization expense for the next five years is as follows: $4,753 in 2004, $3,845 in 2005, $3,153 in 2006, $3,109 in 2007 and $1,865 in 2008.

F. LONG-TERM AND SUBORDINATED LONG-TERM DEBT

Long-term and subordinated long-term debt as of December 31, 2003 and 2002 consists of:

                                                                              2003             2002
Senior Secured Credit Facility:
     Term loan                                                             $                 $ 31,150
     Tranche A term loan (face amount of(euro)25,827)                         32,488
     Tranche B term loan (face amount of $102,375)                           101,376
     Tranche C term loan (face amount of $29,250)                             29,250
     Revolving line of credit                                                    450            4,950
11-1/8% Senior Notes                                                                          100,000
9 1/2% Senior Subordinated Notes (face amount of $115,000)                   114,825          114,783
Capital lease obligation (Note P)                                              1,411            1,262
Other                                                                             20
                                                                           ---------         --------
                                                                             279,820          252,145
Less-Current maturities of long-term debt and capital lease                   (3,489)         (12,597)
                                                                           ---------         --------
                                                                           $ 276,331         $239,548
                                                                           =========         ========

         SENIOR SECURED CREDIT FACILITY

In 2003, the Company issued $165,000 of senior secured debt under a $185,000 Senior Secured Credit Facility to refinance its existing $100,000 11-1/8% Senior Notes, repay its outstanding $24,850 term loan and $10,750 revolving credit facility and to finance the acquisition of NDI. The Second Amended and Restated Senior Secured Credit Agreement consists of a $20,000 5-year Revolving Credit Facility, a Tranche A (euro)26,577 ($30,000 equivalent at issuance) 5-year Term Loan, a Tranche B $105,000 6-year Term Loan and a Tranche C $30,000 6-year Term Loan. The Revolving Credit Facility includes a $10,000 letter of credit subfacility ($1,900 of letters of credit were outstanding at December 31, 2003 to support the Company's share of a loan by the joint venture in China and to support a letter of credit for purchase commitments) and a $2,000 swing line loan subfacility. If the Company does not refinance the 9 1/2% Senior Subordinated Notes by September 15, 2007, then any amounts outstanding under the Senior Credit Facility will be immediately due and payable. The Company redeemed the 11-1/8% Senior Notes at a call price of $101,236. In the third quarter of 2003, the Company recorded a loss of $542 on the write-off of the remaining deferred financing fees related to the existing credit agreement and recorded an additional loss of $2,241 in the fourth quarter of 2003 on the remaining deferred financing fees related to the 11-1/8% Senior Notes and the call premium.

At December 31, 2003, interest on the Tranche A Term Loan was based on the bank's LIBOR rate plus 3.75% (5.88%); interest on the Tranche B and Tranche C Term Loans was based on the bank's LIBOR rate plus 4.50% (5.64%); and interest on the revolving line of credit was based on the banks' base rate plus 2.75% (6.75%). Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company's discretion. The weighted average interest rate on the Senior Secured Credit Facility (and the old Senior Secured Credit Facility) for the years ended December 31, 2003, 2002 and 2001 was 5.50%, 5.37% and 7.30%.

At December 31, 2003, $17,650 was available under the Senior Secured Credit Facility. The Senior Secured Credit Facility requires a commitment fee of 0.5% a year on the unused portion of the revolving line of credit. The Senior Secured Credit Facility contains various financial covenants, including minimum fixed charges coverage ratio, maximum leverage ratio, maximum senior debt ratio and interest coverage ratio, and other covenants which place limits on, among other things, asset sales, dividends and distributions of the Company's or its subsidiaries' capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. No violations of these covenants occurred during the year ended December 31, 2003.

         9 1/2% SENIOR SUBORDINATED NOTES

The Company has outstanding $115,000 face amount of 9 1/2% Senior Subordinated Notes due March 15, 2008 (the "Notes"). The Notes are subordinate to the Senior Secured Credit Facility.

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

The Company may, at its option, redeem the Notes, in whole or in part, for cash, at 103.167% in 2004, 101.583% in 2005 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

The Company's wholly-owned subsidiary, Day International, Inc., has guaranteed the Senior Secured Credit Facility and the Notes. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each international subsidiary.

Principal payments on long-term debt for the next five years are payable as follows: $3,489 in 2004, $5,140 in 2005, $7,614 in 2006, $12,145 in 2007 and
$157,339 in 2008.

G. REDEEMABLE PREFERRED STOCK

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that the Company's redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Beginning in the third quarter of 2003, the Company reflects the redeemable preferred stock as long-term debt and accrued dividends as interest expense. This statement has no effect on the net loss available to common shareholders, cash flows of the Company or the Company's compliance with its debt covenants.

         12 1/4% SENIOR EXCHANGEABLE PREFERRED STOCK

The Company has outstanding $70,404 and $62,401 liquidation preference of 12 1/4% Senior Exchangeable Preferred Stock ("Exchangeable Preferred Stock") at December 31, 2003 and 2002. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On and before March 15, 2003, the Company paid dividends in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After March 15, 2003, dividends must be paid in cash and if not paid for four consecutive quarters, then the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. Certain restrictions in the Company's Senior Secured Credit Agreement and Notes limit the ability to pay cash dividends. The Company has not paid dividends after March 15, 2003 and does not anticipate that the restrictions on payment of cash dividends will change in the near term to allow the dividends to be paid. Dividends-in-arrears are $6,061 as of December 31, 2003, which are included in the redeemable preferred stock balance. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all of the shares of the Exchangeable Preferred Stock for the Company's 12 1/4% Subordinated Exchange Debentures Due 2010 (the "Exchange Debentures").

The Company will be required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock or the Exchange Debentures as the case may be, on March 15, 2010. The Company may, at its option, redeem the Exchangeable Preferred Stock or the Exchange Debentures, in whole or in part, for cash, at 106.125% until March 14, 2004, 104.083% thereafter until March 14, 2005,
102.042% thereafter until March 14, 2006 and 100.0% thereafter, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of redemption, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of redemption. Upon the occurrence of a change in control, the Company would be required to make an offer to purchase the Exchangeable Preferred Stock or the Exchange Debentures, for cash, at a price equal to 101% of the liquidation preference or aggregate principal amount (as the case may be) thereof, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of purchase, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of purchase.

         18% CONVERTIBLE CUMULATIVE PREFERRED STOCK

At December 31, 2003 and 2002, the Company has outstanding $77,442 and $65,629 liquidation preference of 18% Convertible Cumulative Preferred Stock ("Preference Stock") with a mandatory redemption date of June 30, 2010. The Preference Stock ranks junior to the Company's 12 1/4% Senior Exchangeable Preferred Stock and ranks senior to any subsequently issued preferred stock. All dividends are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Holders of the Preference Stock are entitled to receive an annual dividend rate of 18% plus approximately 24% of the aggregate value of each dividend (if any) declared and paid on the Company's common stock. If not paid quarterly in cash, annually, accumulated and unpaid dividends are to be added to the basis of the stock.

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

H. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31, 2003 and 2002, consists of:

                                                  2003             2002
Foreign currency translation adjustments        $ 7,446          $  (351)
Minimum pension liabilities                      (1,020)          (1,198)
Unrealized gain on cash flow hedges                (199)               9
                                                -------          -------
                                                $ 6,227          $(1,540)
                                                =======          =======

I. INCOME TAXES

Significant components of deferred tax assets (liabilities) as of December 31, 2003 and 2002, are as follows:

                                                  2003               2002
Deferred tax assets:
    Accounts receivable reserves                $  1,251           $  1,263
    Inventory reserves                             1,350              1,011
    Other reserves                                 3,252              1,955
    AMT credit carryforward                          127                273
    Net operating loss carryforwards              23,168             20,477
    Stock option compensation                      3,160              3,308
    Pension benefits                                 933              1,055
    Unrealized foreign exchange losses             1,149
    Other postretirement benefits                  3,342              2,529
                                                --------           --------
Total deferred tax assets                         37,732             31,871

Deferred tax liabilities:
    Depreciation                                  (8,832)            (7,967)
    Amortization                                 (13,149)           (10,917)
                                                --------           --------
Total deferred tax liabilities                   (21,981)           (18,884)
                                                --------           --------
Net deferred tax assets                         $ 15,751           $ 12,987
                                                ========           ========

Included in the balance sheets:
    Current assets                              $  6,799           $  4,501
    Noncurrent assets                             12,039             10,697
    Noncurrent liability                          (3,087)            (2,211)
                                                --------           --------
Net deferred tax assets                         $ 15,751           $ 12,987
                                                ========           ========

Income tax expense consists of the following for the years ended December 31, 2003, 2002 and 2001:

                                                                   2003              2002              2001
Current:
  United States-State and local                                  $   451           $   218           $   185
  International                                                    5,739             5,860             7,552
                                                                 -------           -------           -------
                                                                   6,190             6,078             7,737
Deferred                                                          (2,117)           (1,634)           (4,987)
                                                                 -------           -------           -------
                                                                   4,073             4,444             2,750
Allocation to other comprehensive income                             127
Allocation to cumulative effect of change in accounting
     principle                                                                        (394)
                                                                 -------           -------           -------
                                                                 $ 4,200           $ 4,050           $ 2,750
                                                                 =======           =======           =======

The income tax expense differs from the United States statutory rate for the years ended December 31, 2003, 2002 and 2001, as a result of the following:

                                                                         2003              2002              2001
Tax provision (benefit) at the United States federal
     statutory rate                                                    $  (739)          $ 4,499           $  (801)
International tax rate differential                                        302              (434)            2,356
State and local taxes, net of federal
  income tax effect                                                        363               759              (408)
Foreign source income taxable in the United States                         369            (1,374)            2,321
Non-deductible preferred stock dividends included in net loss            3,514
Non-deductible expenses                                                    138               136               398
Other                                                                      253               464            (1,116)
                                                                       -------           -------           -------
                                                                       $ 4,200           $ 4,050           $ 2,750
                                                                       =======           =======           =======

During 2002, it was determined that the Company's foreign source income taxable in the United States was less than previously estimated. The effect of this change in estimate was to decrease the 2002 income tax expense by $1,930. Other tax benefit for 2001 in the table above consists primarily of the release of tax reserves.

Income (loss) before income taxes includes $16,464, $16,131 and $13,069 of income from international operations for the years ended December 31, 2003, 2002 and 2001. Day has not provided for deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. Undistributed earnings of Day's foreign subsidiaries amounted to approximately $50 million as of December 31, 2003. The unrecognized deferred tax liability on these earnings has not been calculated due to the complexities associated with the hypothetical calculation. Beginning in 2004, it is anticipated that Day will remit a substantial portion of prospective foreign subsidiary earnings in the form of taxable dividends. The tax consequences of those dividends will be recorded when such dividends are paid. Since the Company intends to remit earnings from its foreign subsidiaries only on a prospective basis, the APB #23 exception will continue to apply to the foreign subsidiaries earnings accumulated through December 31, 2003. The Company has United States net operating loss carryforwards of approximately $67,697 expiring from 2006 through 2023.

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

                                          2003              2002              2001
Third party sales:
  Image Transfer                        $240,539          $211,598          $204,748
  Textile Products                        48,448            48,350            49,398
                                        --------          --------          --------
Total                                   $288,987          $259,948          $254,146
                                        ========          ========          ========

Segment operating profit:
  Image Transfer                        $ 41,737          $ 37,524          $ 35,422
  Textile Products                         4,263             6,508             6,110
                                        --------          --------          --------
Total                                   $ 46,000          $ 44,032          $ 41,532
                                        ========          ========          ========

Depreciation and amortization:
  Image Transfer                        $  6,913          $  6,229          $  4,995
  Textile Products                         1,813             1,674             1,565
                                        --------          --------          --------
Total                                   $  8,726          $  7,903          $  6,560
                                        ========          ========          ========

Assets:
  Image Transfer                        $147,827          $113,420          $107,361
  Textile Products                        29,300            29,925            29,463
                                        --------          --------          --------
Total                                   $177,127          $143,345          $136,824
                                        ========          ========          ========

Capital expenditures:
  Image Transfer                        $  6,253          $  6,571          $  9,171
  Textile Products                           621             1,693             3,812
                                        --------          --------          --------
Total                                   $  6,874          $  8,264          $ 12,983
                                        ========          ========          ========

The following is a reconciliation of the items reported above to the amounts reported in the consolidated financial statements:

                                                    2003                2002                2001
Operating profit:
Segment operating profit                         $  46,000           $  44,032           $  41,532
APB #16 depreciation and amortization               (3,757)             (3,468)             (3,922)
Non-allocated corporate expenses                      (567)               (514)               (524)
Restructuring costs                                                       (118)             (4,931)
Amortization of intangibles                           (816)               (810)             (4,451)
Management fees                                     (1,000)             (1,000)             (1,042)
                                                 ---------           ---------           ---------
   Total operating profit                        $  39,860           $  38,122           $  26,662
                                                 =========           =========           =========

Depreciation and amortization:
Segment depreciation and amortization            $   8,726           $   7,903           $   6,560
Amortization of intangibles                            816                 810               4,451
APB #16 depreciation and amortization                3,757               3,468               3,922
Amortization of deferred financing fees              2,313               2,348               2,347
                                                 ---------           ---------           ---------
   Total depreciation and amortization           $  15,612           $  14,529           $  17,280
                                                 =========           =========           =========

Assets:
Segment assets                                   $ 177,127           $ 143,345           $ 136,824
APB #16 Adjustment                                   6,523               7,073               7,731
Goodwill and other intangibles                     165,803             153,776             157,888
Deferred tax assets                                 18,838              15,198              13,980
Cash and other assets                                3,249                 485                 581
                                                 ---------           ---------           ---------
   Total assets                                  $ 371,540           $ 319,877           $ 317,004
                                                 =========           =========           =========

Net sales for the years ended December 31, 2003, 2002 and 2001, and long-lived assets as of December 31, 2003, 2002 and 2001, by geographic area are as follows:

                                    2003                2002                2001
Net sales:
United States                    $ 136,495           $ 132,338           $ 135,609

Germany                             71,855              61,648              61,288
United Kingdom                      37,051              32,989              25,184
Other international                 64,517              50,831              47,463
                                 ---------           ---------           ---------
    Total international            173,423             145,468             133,935

Interarea                          (20,931)            (17,858)            (15,398)
                                 ---------           ---------           ---------
                                 $ 288,987           $ 259,948           $ 254,146
                                 =========           =========           =========

Long-lived assets:
United States                    $ 174,762           $ 167,874           $ 175,618

Germany                             28,407              24,390              20,506
United Kingdom                      23,928              23,542              22,313
Other international                 12,873              12,289              11,667
                                 ---------           ---------           ---------
    Total international             65,208              60,221              54,486
                                 ---------           ---------           ---------
                                 $ 239,970           $ 228,095           $ 230,104
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

As of December 31, 2003, 7,537 options have been granted (of which 1,221 are exercisable) under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 6,087 expire in 2007 and 1,450 expire in 2012.

DAY STOCK OPTION PLAN

Certain employees hold options that were previously granted under the Day International Group, Inc. Stock Option Plan (the "Day Option Plan"). In 1998 all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options was recorded in 1998 and the remaining balance of $7,821 is included in other long-term liabilities at December 31, 2003 and 2002. As of December 31, 2003, 2,442.5 options have been granted under the Day Option Plan with an exercise price of $1,000 a share and 310 options have been granted with an exercise price of $1,200 a share. The options expire as follows: 2,367.5 expire in 2005; 75 expire in 2006; and 310 expire in 2007.

The following table summarizes activity in the Company's stock option plans:

                                                               2003                      2002                     2001
                                                               ----                      ----                     ----
                                                                   EXERCISE                  EXERCISE                EXERCISE
                                                       SHARES        PRICE        SHARES       PRICE       SHARES     PRICE
Outstanding at beginning of year                       10,480      $ 3,237        9,754       $ 3,151       9,404    $ 3,143
Granted                                                                           1,100         4,030         350      4,030
Forfeited                                                (190)       3,871         (374)        3,949
                                                       ------                     ------                    -----
Outstanding at end of year                             10,290        3,226        10,480        3,237       9,754      3,151
                                                       ======                     ======                    =====
Exercisable at end of year                              3,973        1,970         3,762        1,821       3,436      1,603
                                                       ======                     ======                    =====
Weighted-average fair value
  of options granted during
  the year using the Black-Scholes
  options-pricing model                                                                       $ 1,446                $ 1,446
                                                                                              =======                =======
Weighted-average assumptions used for grants:
  Expected dividend yield                                                                     0%                     0%
  Expected life of options                                                                    9 years                9 years
  Risk-free interest rate                                                                     5%                     5%

Warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share were granted in 1998 to one of the Board members as compensation for services as a director. In 2000, additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share were granted to each of two Board members for their services. The warrants are fully vested as of December 31, 2002.

M. RETIREMENT PLANS

The Company has defined benefit plans covering certain associates of its international subsidiaries. Benefits under these plans are based primarily on years of service and qualifying compensation during the final years of employment. Day uses a December 31 measurement date for the plans. The pension plan in the United Kingdom has plan assets consisting of U.K. government bonds. The Company's funding policy complies with the requirements of local laws and regulations. During 2001, the Company froze the benefits under the U.K. Pension plan and settled a portion of the obligation by transferring the benefits of active associates to a defined contribution plan.

In conjunction with the TPO acquisition in 1999, the Company entered into a Promise to Pay agreement with Armstrong World Industries GmbH ("Armstrong") for the unfunded pension obligation of TPO's Germany subsidiary in which Armstrong agreed to pay the portion of any pension obligations which the associates earned prior to the date of the acquisition. At December 31, 2003, a receivable of $1,704 has been recorded for the estimated portion of the pension obligation that is Armstrong's responsibility.

Day also sponsors defined contribution plans for certain associates, which provide for Company contributions of a specified percentage of each associate's total compensation. Certain of these plans include a profit-sharing component that varies depending on the achievement of certain objectives.

The funded status of the Company's defined benefit plans at December 31, 2003 and 2002, is as follows:

                                                                                             2003         2002
                                                                                             ----         ----
Change in benefit obligation:
Benefit obligation at beginning of year                                                    $ 15,044     $ 11,915
Service cost                                                                                    325          274
Interest cost                                                                                   696          749
Actuarial (gains) losses                                                                        458        1,064
Benefits paid                                                                                (2,857)        (626)
Foreign currency exchange                                                                     2,006        1,668
                                                                                           --------     --------
Benefit obligation at end of year                                                            15,672       15,044
                                                                                           --------     --------

Change in plan assets:
Fair value of plan assets at the beginning of the year                                        8,164        7,579
Actual return on plan assets                                                                    134          398
Employer contribution                                                                           872           28
Benefits paid                                                                                (2,857)        (626)
Foreign currency exchange                                                                       723          785
                                                                                           --------     --------
Fair value of plan assets at end of year                                                      7,036        8,164
                                                                                           --------     --------

Funded status                                                                                (8,636)      (6,880)
Unrecognized net actuarial (gain) loss                                                        2,014        2,092
Additional minimum liability - included in accumulated other comprehensive income (loss)     (1,680)      (1,723)
                                                                                           --------     --------
(Accrued) pension costs                                                                    $ (8,302)    $ (6,511)
                                                                                           ========     ========
Accumulated benefit obligation                                                             $ 15,338     $ 14,675
                                                                                           ========     ========
Weighted-average assumptions:
     Discount rate                                                                             5.25%        5.00%
                                                                                           ========     ========
     Long-term rate of increase in compensation                                                3.00%        2.50%
                                                                                           ========     ========
     Long-term rate of return on plan assets                                                   5.00%        4.50%
                                                                                           ========     ========

A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 2003, 2002 and 2001, is as follows:

                                                 2003        2002       2001
                                                 ----        ----       ----
Defined benefit plans:
     Service cost                              $   325     $   274     $   286
     Interest cost                                 696         749         912
     Expected return on plan assets               (329)       (601)       (944)
     Actuarial loss recognized                     678       1,456          14
     Settlement loss                                                       621
                                               -------     -------     -------
Net periodic pension cost                        1,370       1,878         889
Defined contribution plans                       2,594       2,232       1,457
                                               -------     -------     -------
Total pension expense                          $ 3,964     $ 4,110     $ 2,346
                                               =======     =======     =======
Weighted-average assumptions:
     Discount rate                                5.00%       6.00%       6.00%
                                               =======     =======     =======
     Compensation increase                        2.50%       4.50%       4.50%
                                               =======     =======     =======
     Long-term rate of return on plan assets      4.50%       8.00%       8.00%
                                               =======     =======     =======

N.   OTHER POSTRETIREMENT BENEFITS

Day provides certain contributory postretirement health care and life insurance benefits for certain U.S. associates. During 2003, the Company amended the plan so that participants become eligible for postretirement benefits if they retire on or after age 55, with at least ten years of service after attaining age 45 and to increase the retirees' share of benefit costs. The amendments made to the plan decreased the pension benefit obligation by $4,258, which will be amortized into income over the next 12 years. Day uses a December 31 measurement date for the plan.

The status of Day's unfunded plan at December 31, 2003 and 2002, is as follows:

                                                                                              2003                  2002
Change in benefit obligation:
Benefit obligation at beginning of year                                                   $     12,280            $  10,502
Service cost                                                                                       829                  711
Interest cost                                                                                      885                  805
Plan amendment                                                                                  (4,258)
Acquisition                                                                                      1,139
Actuarial (gains) losses                                                                         2,239                  771
Benefits paid                                                                                     (474)                (509)
                                                                                          ------------            ---------
Benefit obligation at end of year                                                               12,640               12,280

Unrecognized prior service gain                                                                  4,052
Unrecognized net actuarial gain (loss)                                                          (3,690)              (1,713)
                                                                                          ------------            ---------
Accrued postretirement benefit obligation                                                 $     13,002            $  10,567
                                                                                          ============            =========
Discount rate used in determining the benefit obligation at year end                              6.25%                7.00%
                                                                                          ============            =========

The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.0% and decreasing gradually to 5.0% in 2012 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $1,858 at December 31, 2003, and the interest and service cost would have been $367 higher for the year ended December 31, 2003. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $1,542 at December 31, 2003, and the interest and service cost would have been $301 lower for the year ended December 31, 2003. Future benefit payments for each of the next five years and for the five years thereafter are expected to be paid as follows: $336 in 2004, $378 in 2005, $429 in 2006, $491 in 2007, $549 in
2008 and $4,151 in total for 2009 through 2013.

Net periodic postretirement benefit costs include the following components for the years ended December 31, 2003, 2002 and 2001:

                                                                                   2003         2002            2001
Service cost                                                                     $     829     $   711        $   618
Interest cost                                                                          885         805            746
Prior service gain recognized                                                         (206)
Actuarial loss recognized                                                              263                          7
                                                                                 ---------     -------        -------
Net periodic postretirement benefit costs                                        $   1,771     $ 1,516        $ 1,371
                                                                                 =========     =======        =======
Discount rate used in determining the interest cost                                   7.00%       7.25%          7.50%
                                                                                 =========     =======        =======

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-1, the Company has chosen to defer recognition of the Act, and, accordingly, postretirement benefit obligations and net periodic postretirement benefit cost do not reflect any potential effect of the legislation. In addition, specific authoritative guidance on the accounting for certain aspects of the Act has not yet been determined and that guidance, when issued, could require the Company to change previously reported information. The Company believes that the impact of the legislation will not be material to the results of operations or financial position of the Company.

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

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. As of September 30, 2002, final severance payments had been paid to all associates and the remaining reserve of $45 for severance costs was reversed in the second quarter of 2002. In 2003, the Company sold the land and building and recognized a small gain from the sale that is included in other (income) expense-net.

Also during the fourth quarter of 2001, the Company completed plans to relocate its Chemical Products German sales office into other existing facilities and the U.S. sales and administrative functions from Oakland, New Jersey to other U.S. locations. A pre-tax charge of $988 was recorded for severance costs for 21 associates, costs for closing the offices and loss on the sale of fixed assets. As of December 31, 2002, final severance payments had been paid to 21 associates.

Below is a summary of the restructuring charges in 2001:

                                                                                 IMAGE         TEXTILE
                                                                               TRANSFER       PRODUCTS         TOTAL
Severance cost                                                                 $    975       $    500        $ 1,475
Facility shutdown                                                                   769                           769
Relocation and other costs incurred                                                  49            433            482
Write-off of assets                                                               2,205                         2,205
                                                                               --------       --------        -------
 Total                                                                         $  3,998       $    933        $ 4,931
                                                                               ========       ========        =======

Below is a summary of the restructuring charges in 2002:

                                                                                 IMAGE         TEXTILE
                                                                               TRANSFER       PRODUCTS         TOTAL
Reversal of reserve for severance cost                                         $   (45)       $   (103)       $  (148)
Relocation and other costs incurred                                                                109            109
Write-off of assets                                                                                157            157
                                                                               --------       --------        -------
Total                                                                          $    (45)      $    163        $   118
                                                                               ========       ========        =======

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2001 and 2002:

                                                                                 IMAGE         TEXTILE
                                                                               TRANSFER       PRODUCTS
Severance and facility shutdown restructuring charge                           $  1,744       $    500
Charges against the reserve for:
     Severance costs                                                                (79)          (108)
     Facility shutdown                                                             (157)
                                                                               --------       --------
Balance at December 31, 2001                                                      1,508            392
Reversal of reserve                                                                 (45)          (103)
Charges against the reserve for:
     Severance costs                                                               (851)          (289)
     Facility shutdown                                                             (612)
                                                                               --------       --------
Balance at December 31, 2002                                                   $              $
                                                                               ========       ========

As of December 31, 2002, all restructuring programs had been completed.

P.   COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

The Company leases a building in Germany under a capital lease. Property under this capital lease is included in property, plant and equipment at December 31, 2003 and 2002, as follows:

                                                                                                2003         2002
Land and buildings                                                                            $  1,696     $  1,416
Accumulated depreciation                                                                          (263)        (110)
                                                                                              --------     --------
                                                                                              $  1,433     $  1,306
                                                                                              ========     ========

The Company also leases certain warehouses, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $2,438, $2,326 and $1,949.
The following is a schedule by year of future annual minimum lease payments under non-cancelable leases as of December 31, 2003:

                                                            CAPITAL             OPERATING
                                                             LEASE                LEASES
2004                                                        $   187             $   2,990
2005                                                            187                 2,363
2006                                                            187                 1,775
2007                                                            187                   940
2008                                                            187                   618
Thereafter                                                      935                   704
                                                            -------             ---------
                                                              1,870             $   9,390
                                                                                =========
Amount representing interest                                   (459)
                                                            -------
Present value of minimum lease payments (including current
portion of $109)                                            $ 1,411
                                                            =======

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

Q.   SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                              2003         2002          2001
NON-CASH TRANSACTIONS:
  Preferred stock dividends paid in kind                                    $  1,901     $  7,057      $   6,255
                                                                            ========     ========      =========

CASH PAID FOR:
Income taxes                                                                $  8,427     $  9,549      $   6,870
                                                                            ========     ========      =========
Interest                                                                    $ 25,762     $ 24,833      $  25,790
                                                                            ========     ========      =========

R. SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $115,000 of 9-1/2% Senior Subordinated Notes (the "Notes"). Day International, Inc. ("Day International" or "Guarantor") is a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day International and its wholly-owned United States subsidiaries have provided a full and unconditional guarantee of the Notes. The wholly-owned international subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of Day and Day International, other than the assets of the wholly-owned international non-guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company's investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place that effectively transfers the interest expense from Day to Day International, Inc. The following are the supplemental consolidating condensed balance sheets as of December 31, 2003 and 2002, the supplemental consolidating condensed statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2003

                                           DAY
                                          INTER-                           NON-
                                         NATIONAL       GUARANTOR       GUARANTOR
                                       GROUP, INC.     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
ASSETS
Cash and cash equivalents              $        742    $       (742)   $        726    $               $        726
Accounts receivable - net                                    22,280          22,407                          44,687
Inventories                                                  28,104          20,548                          48,652
Other assets                                                  7,186           5,695                          12,881
                                       ------------    ------------    ------------    ------------    ------------
        TOTAL CURRENT ASSETS                    742          56,828          49,376                         106,946
Intercompany                                278,389            (811)          1,012        (278,590)
Property, plant and equipment - net                          44,329          29,838                          74,167
Investment in subsidiaries                  (35,348)         44,173          (3,682)         (5,143)
Intangible and other assets                                 169,969          20,458                         190,427
                                       ------------    ------------    ------------    ------------    ------------
        TOTAL ASSETS                   $    243,783    $    314,488    $     97,002    $   (283,733)   $    371,540
                                       ============    ============    ============    ============    ============
LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Accounts payable                       $               $      3,415    $      4,148    $               $      7,563
Current maturities of long-term debt          3,376               4             109                           3,489
Accrued associate related costs and
      other expenses                          3,229          13,171          13,021                          29,421
                                       ------------    ------------    ------------    ------------    ------------
        TOTAL CURRENT LIABILITIES             6,605          16,590          17,278                          40,473
Intercompany                                (56,760)        330,798         (16,552)       (257,486)
Long-term and subordinated long-term
      debt                                  275,013              16           1,302                         276,331
Other long-term liabilities                                  24,111          11,700                          35,811
Redeemable preferred stock                  146,649                                                         146,649
Total stockholders' equity (deficit)       (127,724)        (57,027)         83,274         (26,247)       (127,724)
                                       ------------    ------------    ------------    ------------    ------------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY
        (DEFICIT)                      $    243,783    $    314,488    $     97,002    $   (283,733)   $    371,540
                                       ============    ============    ============    ============    ============

                          DAY INTERNATIONAL GROUP, INC.
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2002

                                            DAY
                                           INTER-                           NON-
                                          NATIONAL        GUARANTOR       GUARANTOR
                                         GROUP, INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
ASSETS
Cash and cash equivalents               $        496    $       (496)   $        996    $               $        996
Accounts receivable - net                                     11,365          21,417                          32,782
Inventories                                                   19,165          15,686                          34,851
Other assets                                                   4,754           1,310                           6,064
                                        ------------    ------------    ------------    ------------    ------------
            TOTAL CURRENT ASSETS                 496          34,788          39,409                          74,693
Intercompany                                 250,883         (13,166)         13,644        (251,361)
Property, plant and equipment - net                           48,256          26,063                          74,319
Investment in subsidiaries                   (39,309)         35,588          (4,918)          8,639
Intangible and other assets                                  153,258          17,607                         170,865
                                        ------------    ------------    ------------    ------------    ------------
            TOTAL ASSETS                $    212,070    $    258,724    $     91,805    $   (242,722)   $    319,877
                                        ============    ============    ============    ============    ============

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Accounts payable                        $               $      3,593    $      4,635    $               $      8,228
Current maturities of long-term debt          12,511                              86                          12,597
Accrued associate related costs and
            other expenses                     4,196           6,318          11,820                          22,334
                                        ------------    ------------    ------------    ------------    ------------
            TOTAL CURRENT LIABILITIES         16,707           9,911          16,541                          43,159
Intercompany                                 (50,205)        295,916          11,110        (256,821)
Long-term and subordinated long-term
            debt                             238,372                           1,176                         239,548
Other long-term liabilities                                   21,639           8,335                          29,974
Redeemable preferred stock                   126,646                                                         126,646
Total stockholders' equity (deficit)        (119,450)        (68,742)         54,643          14,099        (119,450)
                                        ------------    ------------    ------------    ------------    ------------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY
            (DEFICIT)                   $    212,070    $    258,724    $     91,805    $   (242,722)   $    319,877
                                        ============    ============    ============    ============    ============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003

                                                DAY
                                               INTER-                           NON-
                                              NATIONAL        GUARANTOR       GUARANTOR
                                             GROUP, INC.    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
Net sales                                   $               $    155,652    $    133,335   $               $    288,987
Cost of goods sold                                                97,907          85,911                        183,818
                                            ------------    ------------    ------------   ------------    ------------

        Gross profit                                              57,745          47,424                        105,169
Selling, general and administrative                   69          35,712          27,712                         63,493
Amortization of intangibles                                          816                                            816
Management fees                                                    1,000                                          1,000
                                            ------------    ------------    ------------   ------------    ------------

        Operating profit                             (69)         20,217          19,712                         39,860
Other expenses (income):
    Equity in (earnings) of subsidiaries          (3,962)        (10,564)                        14,526
    Interest expense                              10,336          28,552             103                         38,991
    Other (income) expense                           (71)            (32)          3,145                          3,042
                                            ------------    ------------    ------------   ------------    ------------

        Income (loss) before income taxes         (6,372)          2,261          16,464        (14,526)         (2,173)
Income taxes (benefit)                                 1          (1,701)          5,900                          4,200
                                            ------------    ------------    ------------   ------------    ------------

        Net income (loss)                   $     (6,373)   $      3,962    $     10,564   $    (14,526)   $     (6,373)
                                            ============    ============    ============   ============    ============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2002

                                                 DAY
                                                INTER-                           NON-
                                               NATIONAL        GUARANTOR       GUARANTOR
                                              GROUP, INC.    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED

Net sales                                    $               $    148,853    $    111,095   $               $    259,948
Cost of goods sold                                                 94,335          70,091                        164,426
                                             ------------    ------------    ------------   ------------    ------------

      Gross profit                                                 54,518          41,004                         95,522
Selling, general and administrative                    60          32,029          23,383                         55,472
Restructuring costs                                                   118                                            118
Amortization of intangibles                                           810                                            810
Management fees                                                     1,000                                          1,000
                                             ------------    ------------    ------------   ------------    ------------

      Operating profit                                (60)         20,561          17,621                         38,122
Other expenses (income):
  Equity in (earnings) of subsidiaries             (9,833)        (11,747)                        21,580
  Interest expense                                                 26,719              40                         26,759
  Other (income) expense                               (3)         (3,316)          1,450                         (1,869)
                                             ------------    ------------    ------------   ------------    ------------

      Income before income taxes                    9,776           8,905          16,131        (21,580)         13,232
Income taxes (benefit)                                (22)           (928)          5,000                          4,050
                                             ------------    ------------    ------------   ------------    ------------
      Income before cumulative effect of
      change in accounting principles               9,798           9,833          11,131        (21,580)          9,182
Cumulative effect of change in
      accounting principles                                                           616                            616
                                             ------------    ------------    ------------   ------------    ------------

      Net income                             $      9,798    $      9,833    $     11,747   $    (21,580)   $      9,798
                                             ============    ============    ============   ============    ============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                                  DAY
                                                 INTER-                           NON-
                                                NATIONAL        GUARANTOR       GUARANTOR
                                               GROUP, INC.    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED

Net sales                                     $               $    151,048    $    103,098   $               $    254,146
Cost of goods sold                                                  97,868          65,119                        162,987
                                              ------------    ------------    ------------   ------------    ------------

      Gross profit                                                  53,180          37,979                         91,159
Selling, general and administrative                     52          34,120          19,901                         54,073
Restructuring costs                                                  4,554             377                          4,931
Amortization of intangibles                                          4,104             347                          4,451
Management fees                                                      1,042                                          1,042
                                              ------------    ------------    ------------   ------------    ------------

      Operating profit                                 (52)          9,360          17,354                         26,662
Other expenses (income):
  Equity in (earnings) loss of subsidiaries          5,080          (6,269)                         1,189
  Interest expense                                                  28,336              83                         28,419
  Other (income) expense                                (6)         (3,595)          4,202                            601
                                              ------------    ------------    ------------   ------------    ------------
      Income (loss) before income taxes             (5,126)         (9,112)         13,069         (1,189)         (2,358)
Income taxes (benefit)                                 (18)         (4,032)          6,800                          2,750
                                              ------------    ------------    ------------   ------------    ------------
      Net income (loss)                       $     (5,108)   $     (5,080)   $      6,269   $     (1,189)   $     (5,108)
                                              ============    ============    ============   ============    ============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003

                                                          DAY
                                                         INTER-                      NON-
                                                        NATIONAL    GUARANTOR     GUARANTOR
                                                      GROUP, INC.  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Cash Flows from Operating Activities:
Net income (loss)                                      $   (6,373)  $     3,962  $     10,564   $    (14,526)  $     (6,373)
  Adjustments to reconcile net income
     (loss) to net cash provided by operating
     activities:
  Depreciation and amortization                                          12,160         3,452                        15,612
  Interest expense:
     Redeemable preferred stock dividends                  10,336                                                    10,336
     Loss on extinguishment of debt                         1,236         1,547                                       2,783
  Equity in (earnings) loss of subsidiaries                (3,962)      (10,564)                      14,526
  Deferred income taxes                                                  (2,011)         (172)                       (2,183)
  Foreign currency loss                                                   2,863          (197)                        2,666
  Loss on disposal of fixed assets                                          271           659                           930
  Changes in operating assets and liabilities                (967)       (1,007)       (2,807)                       (4,781)
                                                      -----------  ------------  ------------   ------------   ------------
     Net cash provided by operating activities                270         7,221        11,499                        18,990

Cash Flows from Investing Activities:
Cash paid for acquisitions                                              (33,407)                                    (33,407)
Capital expenditures                                                     (3,550)       (3,324)                       (6,874)
Proceeds from sale of property                                            2,447                                       2,447
                                                      -----------  ------------  ------------   ------------   ------------
     Net cash used in investing activities                              (34,510)       (3,324)                      (37,834)

Cash Flows from Financing Activities:
Proceeds from issuance of debt                            163,950                                                   163,950
Payment of deferred financing fees                                       (4,117)                                     (4,117)
Payments on long-term debt                               (136,704)                        (93)                     (136,797)
Net payments on revolving credit facility                  (4,500)                                                   (4,500)
                                                      -----------  ------------  ------------   ------------   ------------
     Net cash provided by (used in)
      financing activities                                 22,746        (4,117)          (93)                       18,536

Intercompany transfers and dividends                      (22,770)       31,160        (8,390)
Effects of exchange rates on cash                                                         38                             38
                                                      -----------  ------------  ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents          246          (246)         (270)                         (270)
Cash and cash equivalents at beginning of period              496          (496)          996                           996
                                                      -----------  ------------  ------------   ------------   ------------
Cash and cash equivalents at end of period            $       742   $      (742) $        726   $              $        726
                                                      ===========  ============  ============   ============   ============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002

                                                         DAY
                                                        INTER-                         NON-
                                                       NATIONAL      GUARANTOR       GUARANTOR
                                                      GROUP, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
Cash Flows from Operating Activities:
Net income                                            $     9,798  $      9,833  $   11,747     $    (21,580)  $      9,798
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
  Cumulative effect of change in
   accounting principle                                                                (616)                           (616)
  Depreciation and amortization                                          12,057       2,472                          14,529
  Equity in (earnings) loss of subsidiaries                (9,833)      (11,747)                      21,580
  Deferred income taxes and other                                          (679)     (1,155)                         (1,834)
  Foreign currency (gain) loss                                           (2,344)      1,071                          (1,273)
  Undistributed earnings of investee                                       (306)                                       (306)
  Loss on disposal of fixed assets                                          157         308                             465
  Changes in operating assets and liabilities                (316)        4,277      (4,432)                           (471)
                                                      -----------  ------------  ----------     ------------   ------------
     Net cash provided by (used in)
     operating activities                                    (351)       11,248       9,395                          20,292

Cash Flows from Investing Activities:
Capital expenditures                                                     (5,199)     (3,065)                         (8,264)
                                                      -----------  ------------  ----------     ------------   ------------
     Net cash (used in) investing activities                             (5,199)     (3,065)                         (8,264)

Cash Flows from Financing Activities:
Payment of long-term debt                                 (12,600)                     (126)                        (12,726)
Net borrowings on revolving credit facility                   800                                                       800
                                                      -----------  ------------  ----------     ------------   ------------
     Net cash (used in) financing activities              (11,800)                     (126)                        (11,926)

Intercompany transfers and dividends                       11,945        (5,843)     (6,102)
Effects of exchange rates on cash                                                       285                             285
                                                      -----------  ------------  ----------     ------------   ------------
Net increase (decrease) in cash and cash
   equivalents                                               (206)          206         387                             387
Cash and cash equivalents at beginning of period              702          (702)        609                             609
                                                      -----------  ------------  ----------     ------------   ------------
Cash and cash equivalents at end of period            $       496  $       (496) $      996     $              $        996
                                                      ===========  ============  ==========     ============   ============

                          DAY INTERNATIONAL GROUP, INC.
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                                          DAY
                                                         INTER-                      NON-
                                                        NATIONAL     GUARANTOR    GUARANTOR
                                                      GROUP, INC.  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Cash Flows from Operating Activities:
Net income (loss)                                     $    (5,108) $     (5,080) $      6,269   $     (1,189)  $     (5,108)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
  Depreciation and amortization                                          14,830         2,450                        17,280
  Equity in (earnings) loss of subsidiaries                 5,080        (6,269)                       1,189
  Deferred income taxes and other                                        (4,044)        1,381                        (2,663)
  Foreign currency loss                                                     381           330                           711
  Loss on disposal of fixed assets                                        2,126            79                         2,205
  Changes in operating assets and liabilities                 262          (308)        5,247                         5,201
                                                      -----------  ------------  ------------   ------------   ------------
     Net cash provided by operating activities                234         1,636        15,756                        17,626

Cash Flows from Investing Activities:
Capital expenditures                                                     (8,952)       (4,031)                      (12,983)
                                                      -----------  ------------  ------------   ------------   ------------
     Net cash (used in) investing activities                             (8,952)       (4,031)                      (12,983)

Cash Flows from Financing Activities:
Payment of deferred financing fees                           (249)                                                     (249)
Payment of long-term debt                                  (2,250)                        (12)                       (2,262)
Net payments on revolving credit facility                  (2,150)                                                   (2,150)
                                                      -----------  ------------  ------------   ------------   ------------
     Net cash (used in) financing activities               (4,649)                        (12)                       (4,661)

Intercompany transfers and dividends                        4,527         7,204       (11,731)
Effects of exchange rates on cash                                                        (295)                         (295)
                                                      -----------  ------------  ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents          112          (112)         (313)                         (313)
Cash and cash equivalents at beginning of period              590          (590)          922                           922
                                                      -----------  ------------  ------------   ------------   ------------
Cash and cash equivalents at end of period            $       702  $       (702) $        609   $              $        609
                                                      ===========  ============  ============   ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended December 31, 2003. To the best of management's knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended December 31, 2003, that would materially affect the control systems.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, ages and a brief account of the business experience for the last five years of each person who is a director or executive officer of the Company as of February 29, 2004.

       NAME           AGE                       POSITION
William C. Ferguson   73    Chairman of the Board

Dennis R. Wolters     57    Chief Executive Officer, President and Director

Mark E. Barrington    47    President, Network Distribution International since
                            November 2003 acquisition by Day; prior to that
                            Partner, President and Chief Executive Officer of
                            NDI since June 2000; prior to that Partner and
                            President of National Offset Group

Dwaine R. Brooks      61    Vice President, Human Resources and Assistant
                            Secretary since October 1999; prior to that
                            Director Human Resources for the Company's
                            worldwide operations

Mario Busshoff        32    Senior Vice President and Managing Director,
                            Flexographic Products since July 2001; prior
                            to that Managing Director, Rotec

       NAME           AGE                       POSITION
John W. Frazier       42    Senior Vice President, General Manager, Transfer
                            Media and Chemical Products, North America since
                            November 2003; prior to that Senior Vice President,
                            General Manager, Chemical Products, North America
                            since February 2002; prior to that Business
                            Director at Astaris since April 2001; prior to that
                            Sales Director at Astaris since March 2000; prior
                            to that Business Director at FMC Corporation

David B. Freimuth     51    Group Vice President and General Manager, Textiles
                            and Flexographic Products since January 2004; prior
                            to that Senior Vice President, General Manager,
                            Textile Products since October 1999; prior to that
                            Vice President, Chief Financial Officer

Dermot J. Healy       49    Managing Director, Europe

Thomas J. Koenig      43    Vice President and Chief Financial Officer since
                            October 1999; prior to that Controller/Director of
                            Accounting

Norbert P. Kroner     54    Senior Vice President and General Manager, Textile
                            Products Group since February 2004; prior to that
                            Vice President of Marketing and Managing Director
                            of European textile operations since January 2001;
                            prior to that Managing Director of European textile
                            operations since October 1999; prior to that
                            President, Armstrong Textile Products Operation

Scott D. Morrison     47    Senior Vice President since November 2003; prior
                            to that co-chairman of Network Distribution
                            International since June 2000; prior to that
                            President and Chairman of Morway Corporation

Stephen P. Noe        47    Group Vice President and General Manager, Image
                            Transfer Group since November 2003; prior to that
                            Senior Vice President, General Manager, Transfer
                            Media since July 2001; prior to that Senior Vice
                            President, Marketing & Sales, Transfer Media since
                            January 2001; prior to that Principal at CSC
                            Consulting in the Emerging Markets Practice since
                            July 2000; prior to that Business Director at
                            FMC Corporation

Brent A. Stephen      52    Managing Director, Pacific Rim since January 2003;
                            prior to that Vice President and Sales Manager,
                            Australia

Carl J. Crosetto      55    Director

Matthew C. Kaufman    33    Director

       NAME           AGE   POSITION

Neal Moszkowski       38    Director

Philip Raygorodetsky  30    Director

Christopher A. White  39    Director

William C. Ferguson has been a director since 1998. He retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. Mr. Ferguson is also a member of the Advisory Board of GSC Partners.

Carl J. Crosetto has been a director since 2000. He retired as President of Bowne & Co., Inc. in December 2003 after 30 years service with Bowne. In January 2004, Mr. Crosetto joined GSC Partners as a Senior Advisor. Mr. Crosetto is a member of the board of directors of Bowne & Co., Inc. and SpeedFlex Asia Limited.

Matthew C. Kaufman has been a director since 2000. He is a Managing Director with GSC Partners. He joined GSC Partners in 1997. He is Chairman of the Board of Pacific Aerospace & Electronics, Inc. and a director of Atlantic Express Transportation Group, Burke Industries, Inc., etalk Corporation, Safety-Kleen Corp., Waddington North America, Inc. and Worldtex, Inc.

Neal Moszkowski has been a director since 2003. He is a senior partner with Soros Private Equity Partners, LLC. He has been with SPEP since 1998. Mr. Moszkowski is a member of the board of directors of Bluefly, Inc., Integra LifeSciences Holdings Corporation and JetBlue Airways Corporation.

Philip Raygorodetsky became a director of the Company in 2003. He is a Vice President with GSC Partners, which he joined in 1997. Mr. Raygorodetsky is also a director of Pacific Aerospace & Electronics, Inc. and Worldtex, Inc.

Christopher A. White became a director of the Company in 2003. He is a Director of SG Capital Partners LLC. Previously, Mr. White worked in the Equity Capital Markets groups of SG Cowen from 1999 to 2003 and Salomon Smith Barney from 1997 to 1999. He is also a director of Achillion Pharmaceuticals, Inc., Anadys Pharmaceuticals, Inc. and Coleman Floor Company.

As compensation for his services as director, in 1998, Mr. Ferguson received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share. On January 18, 2000, Mr. Ferguson received additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share. As compensation for his services as director, Mr. Crosetto also received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share on January 18, 2000. As of December 31, 2003, the warrants are fully vested. Beginning in 2003, Mr. Ferguson receives an annual retainer of $100,000 for his services as Chairman of the Board. None of the other directors will receive any compensation for their services as directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's Board of Directors has determined that Mr. Ferguson is an independent audit committee financial expert in accordance with Item 401(h) of Regulation S-K.

CODE OF ETHICS

The Company has adopted a Code of Ethics for all associates, including the chief executive officer, chief financial officer, controller and treasurer, addressing business ethics and conflicts of interest. A copy of the Code of Ethics will be provided free of charge upon request of the Chief Financial Officer at P.O. Box 338, 130 West Second Street, Dayton, Ohio 45401-0338, or (937) 224-4000.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for 2003, 2002 and 2001 for Mr. Wolters and the four other most highly compensated executive officers of the Company at the end of 2003. All amounts for non-U.S. executive officers are converted to U.S. dollars at the average exchange rate for each year.


                                                                    LONG TERM
                                                                   COMPENSATION
                                                                      AWARDS
                                                  ANNUAL              ------
                                               COMPENSATION         SECURITIES
         NAME AND                              ------------         UNDERLYING        ALL OTHER
    PRINCIPAL POSITION            YEAR      SALARY      BONUS       OPTIONS(#)       COMPENSATION
Dennis R. Wolters,                2003     $270,000    $140,000           0          $ 31,312 (a)
 President and Chief              2002      260,000      27,050         200            22,674
 Executive Officer                2001      250,000     207,545           0            17,664

Dermot J. Healy,                  2003      188,037      67,330           0            58,811 (b)
 Managing Director,               2002      165,363       6,554          40            46,645
 Europe                           2001      137,435      75,818           0            39,720

Stephen P. Noe, Group Vice        2003      181,100      62,000           0            18,134 (c)
 President and General            2002      175,000      20,000         300            14,066
 Manager, Image Transfer          2001      160,000           0           0            14,160

David B. Freimuth, Group          2003      170,800      55,000           0            15,384 (d)
 Vice President and General       2002      165,000           0           0            15,558
 Manager, Textiles and            2001      160,000     138,106           0            15,571
 Flexographic Products

Brent A. Stephen,                 2003      203,952      13,054           0            28,854 (e)
 Managing Director,               2002      150,611       8,157           0            21,562
 Pacific Rim                      2001      114,409       7,247           0            16,554

(a) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($12,000), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($3,600), premiums for group term life insurance ($3,226), investment advisory services ($7,428) and automobile allowance ($5,058).

(b) Represents company contributions to a UK benefit plan ($43,003) and automobile allowance ($15,808).

(c) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($11,500), premiums for group term life insurance ($593) and automobile allowance ($6,041).

(d) Represents company contributions to the Day 401(k) and Profit Sharing Plan ($11,300), premiums for group term life insurance ($899) and automobile allowance ($3,185).

(e) Represents company contributions to an Australian benefit plan ($19,476) and automobile allowance ($9,378).

                            FY-END OPTION/SAR VALUES

                               NUMBER
                            OF SECURITIES          VALUE OF
                             UNDERLYING           UNEXERCISED
                             UNEXERCISED         IN-THE-MONEY
                            OPTIONS/SARS         OPTIONS/SARS
                            AT FY-END(#)         AT FY-END($)
                            ------------         ------------
                            EXERCISABLE/         EXERCISABLE/
                               UNEXER-              UNEXER-
      NAME                    CISABLE            CISABLE(1)
Dennis R. Wolters              1,650/            $ 3,636,000/
                               2,600             $         0

Dermot J. Healy                  253/            $   606,000/
                                 322             $         0

Stephen P. Noe                   100/            $         0/
                                 200             $         0

David B. Freimuth                434/            $   939,309/
                                 731             $         0

Brent A. Stephen                   0/            $         0/
                                   0             $         0

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

COMPENSATION COMMITTEE INTERLOCKS

Since the Company does not have a compensation committee, the Board of Directors determines executive compensation. Mr. Ferguson serves on the Advisory Board of GSC Partners. Mr. Kaufman is a Managing Director of GSC Partners. Mr. Raygorodetsky is a Vice President of GSC Partners. Mr. White is a Director of SG Capital Partners LLC ("SGCP"). GSC Partners and SGCP, the Company's controlling shareholders, provide business, financial and management advisory services to the Company for an annual total fee of $1 million, plus expenses. The Company also indemnifies GSC Partners and SGCP from and against certain liabilities. Mr. Moszkowski is a Partner with Soros Private Equity Partners ("SPEP"). SPEP and its affiliates are the majority shareholders of the Company's Convertible Cumulative Preferred Stock. The Company also indemnifies SPEP from and against certain liabilities. Mr. Wolters is the President and Chief Executive Officer of the Company. No other officers of the Company participated in Board deliberations regarding executive compensation in 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                    NUMBER OF
                                                                                                   SECURITIES
                                                                                                    REMAINING
                                                                                                   AVAILABLE FOR
                                                      NUMBER OF                                   FUTURE ISSUANCE
                                                  SECURITIES TO BE                                 UNDER EQUITY
                                                     ISSUED UPON         WEIGHTED-AVERAGE          COMPENSATION
                                                     EXERCISE OF         EXERCISE PRICE OF       PLANS (EXCLUDING
                                                     OUTSTANDING            OUTSTANDING             SECURITIES
                                                  OPTIONS, WARRANTS      OPTIONS, WARRANTS         REFLECTED IN
                                                     AND RIGHTS             AND RIGHTS              COLUMN (a))
                                                         (a)                    (b)                     (c)
Equity compensation plans approved by
      security holders                                     --                $     --                     --

Equity compensation plans not approved by
      security holders (1)                             10,290                   3,226                    348
                                                       ------                                            ---

Total                                                  10,290                $  3,226                    348
                                                       ======                                            ===

(1) These plans consist of the Day Stock Option Plan, the 1998 Stock Option Plan and warrants issued to individual directors as compensation for services performed. These plans were approved by shareholders holding a majority of the Class A Voting Common Stock through their representation on the Board of Directors. See Note L to the Consolidated Financial Statements for detailed descriptions of these plans.

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

                                                                    NO. OF SHARES OF         % OF
                                                                      COMMON STOCK          COMMON
                 NAME OF BENEFICIAL OWNER                                 (a)(b)             STOCK
Dennis R. Wolters                                                          1,950              7.1
Dermot J. Healy                                                              253              0.9
Stephen P. Noe                                                               100              0.4
David B. Freimuth                                                            534              1.9
Brent A. Stephen                                                              --               --
Carl J. Crosetto                                                              74              0.3
William C. Ferguson                                                          148              0.5
Matthew C. Kaufman (c)                                                        --               --
Neal Moszkowski                                                               --               --
Philip Raygorodetsky (c)                                                      --               --
Christopher A. White (d)                                                      --               --
All Directors and Executive Officers as a Group (18 persons)               3,421             12.4
SG Capital Partners LLC (d)                                              3,777.5             13.7
      1221 Avenue of the Americas
      New York, NY  10020
Greenwich IV, LLC (c)                                                     18,912             68.8
      GSC Partners
      12 E. 49th, Suite 3200
      New York, NY  10017

(a) Beneficial ownership is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. The table includes shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this report. As of the date of this report, the number of such shares is 3,957. Exercisable options included in the number of shares above include 1,650 shares for Mr. Wolters, 253 shares for Mr. Healy, 100 shares for Mr. Noe, 434 shares for Mr. Freimuth and 2,790 shares for all directors and executive officers as a group. Mr. Crosetto's and Mr. Ferguson's shares represent vested warrants to purchase shares of Common Stock.

(b) The shares of Common Stock owned by SGCP are Class B Non-Voting Common Stock. All other shares are shares of Class A Voting Common Stock.

(c) Greenwich IV, LLC is an affiliate of GSC Partners. Messrs. Kaufman and Raygorodetsky may be deemed to have indirect beneficial ownership of the 18,912 shares of Common Stock beneficially owned by Greenwich IV, LLC by virtue of their affiliation with GSC Partners. Mr. Kaufman and Mr. Raygorodetsky disclaim any such beneficial ownership.

(d) Mr. White may be deemed to have indirect beneficial ownership of the 3,777.5 shares of Common Stock beneficially owned by SG Capital Partners LLC by virtue of his affiliation with SG Capital Partners LLC. Mr. White disclaims any such beneficial ownership.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES

The following table presents fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2003 and 2002.

                                2003       2002
Audit fees                      $331       $292
Audit-related fees                50         20
Tax fees                         212        174
                                ----       ----
Total                           $593       $486
                                ====       ====

Audit fees consist of fees billed or agreed to be billed for services related to the audit of the Company's consolidated annual financial statements and reviews of the interim consolidated financial statements and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and not reported under "Audit fees." This category includes services related to audits of employee benefit plans and consultations in connection with acquisitions.

Tax fees consist of fees billed or agreed to be billed for services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

POLICY ON PRE-APPROVAL OF SERVICES OF THE INDEPENDENT AUDITOR

The Board of Directors' policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Board has delegated pre-approval authority to the Chief Executive Officer for de minimis services when expedition of services is necessary, with follow-up with the Board of Directors at their next meeting. The independent auditors and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent auditors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

DAY INTERNATIONAL GROUP, INC.

Years ended December 31, 2003, 2002 and 2001:
    Report of Independent Public Accountants
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Stockholders' Equity (Deficit)
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         The information required to be submitted in the Financial Statement Schedules for Day International Group, Inc. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(b) REPORTS ON FORM 8-K

         On December 4, 2003, the Company filed a Form 8-K reporting under Item 2 that it had acquired the stock of privately-held Network Distribution International and had issued additional term loans under the existing Senior Secured Credit Facility to finance a portion of the purchase price.

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

                                       Day International Group, Inc.
                                       (Registrant)

Date:     March 24, 2004               By:   /s/ Dennis R Wolters
                                           -----------------------------
                                       Dennis R. Wolters
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date:     March 24, 2004               By:   /s/ Dennis R Wolters
                                           -----------------------------
                                       Dennis R. Wolters
                                       President, Chief Executive Officer and
                                       Director (Principal Executive Officer)

Date:     March 24, 2004               By:   /s/ Thomas J. Koenig
                                           -----------------------------
                                       Thomas J. Koenig
                                       Vice President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Principal Accounting Officer)

Date:     March 24, 2004               By:   /s/ William C. Ferguson
                                           --------------------------------
                                       William C. Ferguson
                                       Director

Date:     March 24, 2004               By:   /s/ Carl J. Crosetto
                                           -----------------------------
                                       Carl J. Crosetto
                                       Director

Date:     March 24, 2004               By:   /s/ Matthew C. Kaufman
                                           -------------------------------
                                       Matthew C. Kaufman
                                       Director

Date:     March 24, 2004               By:   /s/ Neal Moszkowski
                                           ----------------------------
                                       Neal Moszkowski
                                       Director

Date:     March 24, 2004               By:   /s/ Philip Raygorodetsky
                                           ---------------------------------
                                       Philip Raygorodetsky
                                       Director

Date:     March 24, 2004               By:   /s/ Christopher A. White
                                           ---------------------------------
                                       Christopher A. White
                                       Director

                                INDEX TO EXHIBITS

(1) UNDERWRITING AGREEMENTS

         1.1 Purchase Agreement, dated as of March 13, 1998 between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 1.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

(3) ARTICLES OF INCORPORATION AND BY-LAWS

         3.1 Certificate of Incorporation of Day International Group, Inc. ("Group"), as amended

         3.2      By-Laws of Group, as amended

(4) INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

         4.1 Indenture (the "Subordinated Indenture") dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.3.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.2 Supplemental Indenture, dated as of October 19, 1999 among The Bank of New York and the several Guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-K dated October 28, 1999)

         4.3      Form of Global Notes (incorporated by reference to Exhibit
                  4.3.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.4 Registration Rights Agreement, dated as of March 18, 1998, by and between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.5 Certificate of Designation, dated March 18, 1998, of Powers, Preferences and Relative, Participating, Optional and other Special Rights of 12-1/4% Senior Exchangeable Preferred Stock due 2010 and Qualifications, Limitations and Restrictions thereof (the "Exchangeable Preferred Stock") (incorporated by reference to Exhibit 4.5.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.6 Form of Global Certificate for the Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.5.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.7 Exchange Debenture Indenture, dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         4.8 Certificate of Designation for the Company's 18% Convertible Cumulative Preference Stock due 2010, filed with the Secretary of State of the State of Delaware on October 15, 1999 (incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 28, 1999)

         4.9 Preference Stock Purchase Agreement, dated as of October 19, 1999, among the Company and the several Investors party thereto (incorporated by reference to Exhibit 4.4 to the Form 8-K dated October 28, 1999)

         4.10 Amended and Restated Stockholders Agreement, dated as of October 19, 1999, among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.5 to the Form 8-K dated October 28, 1999)

(10) MATERIAL CONTRACTS

         10.1 Second Amended and Restated Senior Secured Credit Agreement, dated as of September 16, 2003, among the Company, Lehman Commercial Paper Inc., as administrative agent, and others (incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 22, 2003)

         10.2 Second Amended and Restated Guarantee and Collateral Agreement, dated as of September 16, 2003, made by the Company in favor of Lehman Commercial Paper Inc., as administrative agent, for the benefit of the Lenders under the Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K dated September 22, 2003)

         10.3 Second Amended and Restated Patent and Trademark Security Agreement, dated as of September 16, 2003, made by the Company in favor of Lehman Commercial Paper Inc., as administrative agent, for the benefit of the Lenders under the Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K dated September 22, 2003)

         10.4 First Amendment to the Second Amended and Restated Senior Secured Credit Agreement, dated as of November 24, 2003, among the Company, Lehman Commercial Paper Inc., as administrative agent, and others (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 4, 2003)

         10.5 Deed of Trust, dated January 15, 1998, with respect to the North Carolina property (incorporated by reference to Exhibit
                  4.12 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839)); as amended October 19, 1999 (incorporated by reference to Exhibit 10.6.1 to the Form 8-K dated September 22, 2003); as further amended June 29, 2001 (incorporated by reference to Exhibit 10.6.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit
                  10.6.3 to the Form 8-K dated September 22, 2003)

         10.6 Mortgage and Security Agreement Dated January 16, 1998, with respect to the Michigan Property (incorporated by reference to Exhibit 4.13 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839)); as amended October 19, 1999 (incorporated by reference to Exhibit
                  10.7.1 to the Form 8-K dated September 22, 2003); as further amended June 29, 2001 (incorporated by reference to Exhibit
                  10.7.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.7.3 to the Form 8-K dated September 22, 2003)

         10.7 Mortgage Agreement, dated October 19, 1999, with respect to the South Carolina property (incorporated by reference to Exhibit 10.5.1 to the Form 8-K dated September 22, 2003); as amended June 29, 2001 (incorporated by reference to Exhibit
                  10.5.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.5.3 to the Form 8-K dated September 22, 2003)

         10.8 Deed of Trust, dated October 19, 1999, with respect to the Texas property (incorporated by reference to Exhibit 10.8.1 to the Form 8-K dated September 22, 2003); as modified September 16, 2003 (incorporated by reference to Exhibit 10.8.2 to the Form 8-K dated September 22, 2003)

         10.9 Mortgage Agreement, dated October 19, 1999, with respect to the Illinois property (incorporated by reference to Exhibit
                  10.9.1 to the Form 8-K dated September 22, 2003); as amended June 29, 2001 (incorporated by reference to Exhibit 10.9.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit
                  10.9.3 to the Form 8-K dated September 22, 2003)

         10.10 Stock Purchase Agreement, dated as of December 18, 1997, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the Stockholders of Day International Group, Inc. parties thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K dated January 16, 1998); as amended on January 16, 1998 (incorporated by reference to Exhibit 2.2 to the Form 8-K dated January 16, 1998)

         10.11* Consulting Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.1 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

         10.12* Indemnification Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.2 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

         10.13* Consulting Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.3 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

         10.14* Indemnification Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.4 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

         10.15 Purchase Agreement between Armstrong World Industries, Inc. and Armstrong World Industries GmbH, as Sellers and Day International, Inc., as Buyer (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

         10.16* Stock warrant to purchase shares of Common Stock of the Company, dated as of January 18, 1998, issued to Mr. William
                  C. Ferguson (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31,
                  1998)

         10.17* Stock warrant to purchase shares of Common Stock of the Company, dated as of January 27, 2000, issued to Mr. William
                  C. Ferguson (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31,
                  2000)

         10.18* Stock warrant to purchase shares of Common Stock of the Company, dated as of January 18, 2000, issued to Mr. Carl J. Crosetto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31,
                  2000)

         10.19* Employment Agreement, dated January 16, 1998, between the Guarantor and Dennis R. Wolters (incorporated by reference to
                  Exhibit 10.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.20* Employment Agreement, dated January 16, 1998, between Day International, Inc. and David B. Freimuth (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.21* Day International Group, Inc. Stock Option Plan, dated as of July 6, 1995 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1995); as amended on September 19, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1996); and as further amended on January 16, 1998 (incorporated by reference to Exhibit
                  10.2.3 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

         10.22* Day International, Inc. Supplemental Savings and Retirement Plan, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

(21) SUBSIDIARIES OF THE REGISTRANT

(31) RULE 13A-14(a)/15d-14(a) CERTIFICATIONS

         31.1     Chief Executive Officer Certification

         31.2     Chief Financial Officer Certification

(32) SECTION 1350 CERTIFICATIONS

         32.1     Chief Executive Officer Certification

         32.2     Chief Financial Officer Certification

* - Management contract or compensatory plan or arrangement