Form 10-Q
period 2004-03-31
DAY INTERNATIONAL GROUP INC
filed 2004-05-07
CIK 946991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

Commission File No. 33-93644

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

There were 23,323 Common Shares of the Company, $0.01 per share par value, outstanding as of May 1, 2004.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(In thousands)

ASSETS	2004	2003
Cash and cash equivalents	$2,513	$726
Accounts receivable (less allowance for doubtful accounts of $3,540 and $3,407)	49,931	44,687
Inventories (Note B)	50,421	48,652
Other current assets	13,544	12,881

Total current assets	116,409	106,946
Property, plant and equipment, net of accumulated depreciation of $52,175 and $49,529	73,030	74,167
Goodwill	142,526	142,580
Intangible assets (net of accumulated amortization of $36,507 and $35,306)	21,898	23,223
Other assets	21,916	24,624

TOTAL ASSETS	$375,779	$371,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$11,887	$7,563
Current maturities of long-term debt	3,771	3,489
Other current liabilities	27,810	29,421

Total current liabilities	43,468	40,473
Long-term and subordinated long-term debt	275,311	276,331
Other long-term liabilities	34,693	35,811
Redeemable preferred stock (Note C)	152,211	146,649
STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,772)
Retained earnings (deficit)	(67,195)	(65,180)
Accumulated other comprehensive loss	5,963	6,227

Total stockholders’ equity (deficit)	(129,904)	(127,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$375,779	$371,540

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands)

	2004	2003
NET SALES	$89,713	$68,819

COST OF GOODS SOLD	56,382	44,137

GROSS PROFIT	33,331	24,682

SELLING, GENERAL AND ADMINISTRATIVE	20,100	14,549
AMORTIZATION OF INTANGIBLES	9	201
MANAGEMENT FEES	250	250

OPERATING PROFIT	12,972	9,682

OTHER EXPENSES:
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $426 and $587)	5,636	6,525
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $47)	5,562
Other (income) expense—net	(878)	(777)

INCOME (LOSS) BEFORE INCOME TAXES	2,652	3,934

INCOME TAX EXPENSE	4,667	1,485

NET INCOME (LOSS)	(2,015)	2,449

PREFERRED STOCK DIVIDENDS		(4,758)

AMORTIZATION OF PREFERRED STOCK DISCOUNT AND ISSUANCE COSTS		(47)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,015)	$(2,356)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,015)	$2,449
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,720	3,856
Interest expense—redeemable preferred stock dividends	5,562
Deferred income taxes	2,421	(647)
Equity in earnings of investees	(23)
Foreign currency (gain) loss	(412)	(821)
(Gain) on disposal of fixed assets	(360)
Change in operating assets and liabilities	(5,303)	(3,103)

Net cash provided by operating activities	3,590	1,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(1,254)	(500)
Capital expenditures	(995)	(2,374)
Proceeds from sale of property	360

Net cash used in investing activities	(1,889)	(2,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25
Payments on term loans	(3,454)	(3,150)
Net (payments on) proceeds from revolving credit facility	3,500	5,000

Net cash provided by (used in) financing activities	71	1,850

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15	64

Net increase (decrease) in cash and cash equivalents	1,787	774
Cash and cash equivalents at beginning of period	726	996

Cash and cash equivalents at end of period	$2,513	$1,770

NON-CASH TRANSACTIONS:
Preferred stock dividend		$1,901

Amortization of preferred stock discount		$47

Short-term note payable for acquisition		$1,452

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

A. BASIS OF PRESENTATION

The balance sheet as of December 31, 2003, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B. INVENTORIES

Inventories as of March 31, 2004 and December 31, 2003, consist of:

	2004	2003
Finished goods	$25,293	$24,917
Work in process	5,372	5,453
Raw materials	19,756	18,282

	$50,421	$48,652

C. REDEEMABLE PREFERRED STOCK

The Company’s 121/4% Senior Exchangeable Preferred Stock require that dividends must be paid in cash after March 15, 2003. The Company has not paid cash dividends after March 15, 2003, because of certain restrictions in the Company’s Senior Secured Credit Agreement and Notes Indentures limiting the ability to pay cash dividends. If not paid for four consecutive quarters, the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. All dividends through March 15, 2003, have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock. Dividends-in-arrears are $8,206 as of March 31, 2004, which are included in the redeemable preferred stock balance.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that the Company’s redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Beginning in the third quarter of 2003, the Company reflects the redeemable preferred stock as a liability and accrued dividends as interest expense. This statement has no effect on the cash flows of the Company, net loss available to common shareholders or the Company’s compliance with its debt covenants.

D. INCOME TAXES

The Company’s effective income tax rate is significantly different from the statutory rates in effect as a result of the adoption of SFAS No. 150 and the inclusion of the dividends on the redeemable preferred stock in income (loss) before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income subsequent to the adoption of SFAS No. 150. In addition, the effective rate is affected by dividends from non-U.S. subsidiaries taxable in the United States.

E. BUSINESS SEGMENTS

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

	2004	2003
Third party sales:
Image Transfer	$77,003	$55,599
Textile Products	12,710	13,220

Total	$89,713	$68,819

Segment operating profit:
Image Transfer	$12,558	$9,565
Textile Products	1,802	1,554

Total	$14,360	$11,119

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

	2004	2003
Segment operating profit	$14,360	$11,119
APB #16 depreciation and amortization	(999)	(842)
Non-allocated corporate expenses	(130)	(144)
Amortization of intangibles	(9)	(201)
Management fees	(250)	(250)

Total operating profit	$12,972	$9,682

F. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was $(2,279) and $2,746.

G. CONTINGENCIES

Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company.

H. STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors is reflected in net income (loss). The following table illustrates the effect on net income (loss) if compensation cost for all outstanding and unvested stock option and warrants had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

	2004	2003
Net income (loss)–as reported	$(2,015)	$2,449
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(195)	(208)

Pro forma net income (loss)	$(2,210)	$2,241

I. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	2004	2003
Service cost	$95	$77
Interest cost	197	168
Expected return on plan assets	(86)	(81)
Actuarial loss recognized	10	166

Net periodic pension costs	$216	$330

A summary of the components of net periodic postretirement cost for the postretirement health care and life insurance benefits plans is as follows:

	2004	2003
Service cost	$275	$207
Interest cost	212	221
Amortization of prior service cost	(160)
Actuarial loss recognized	59	66

Net periodic postretirement benefit costs	$386	$494

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-1, the Company has chosen to defer recognition of the Act, and, accordingly, postretirement benefit obligations and net periodic postretirement benefit cost do not reflect any potential effect of the legislation. In addition, specific authoritative guidance on the accounting for certain aspects of the Act has not yet been determined and that guidance, when issued, could require the Company to change previously reported information. The Company believes that the impact of the legislation will not be material to the results of operations or financial position of the Company.

J. SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $115,000, 91/2% Senior Subordinated Notes (the “Notes”). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. (“Day International” or “Guarantor”). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company’s investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of March 31, 2004 and December 31, 2003, and the supplemental combining condensed statements of operations and cash flows for the three months ended March 31, 2004 and 2003, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
MARCH 31, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
Cash and cash equivalents	$698	$421	$1,394	$		$2,513
Accounts receivable–net		24,791	25,140			49,931
Inventories		29,981	20,440			50,421
Other current assets		7,291	6,253			13,544

TOTAL CURRENT ASSETS	698	62,484	53,227			116,409
Intercompany	277,681	(725)	927		(277,883)
Property, plant and equipment, net		43,619	29,411			73,030
Investment in subsidiaries	(31,801)	47,529	(3,682)		(12,046)
Intangible and other assets		166,294	20,046			186,340

TOTAL ASSETS	$246,578	$319,201	$99,929		$(289,929)	$375,779

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$	$6,087	$5,800	$		$11,887
Current maturities of long-term debt	3,666	4	101			3,771
Other current liabilities	454	12,161	15,195			27,810

TOTAL CURRENT LIABILITIES	4,120	18,252	21,096			43,468
Intercompany	(53,864)	330,328	(19,297)		(257,167)
Long-term and subordinated long-term debt	274,015	15	1,281			275,311
Other long-term liabilities		24,190	10,503			34,693
Redeemable preferred stock	152,211					152,211
Total stockholders’ equity (deficit)	(129,904)	(53,584)	86,346		(32,762)	(129,904)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$246,578	$319,201	$99,929		$(289,929)	$375,779

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
Cash and cash equivalents	$742	$(742)	$726	$		$726
Accounts receivable — net		22,280	22,407			44,687
Inventories		28,104	20,548			48,652
Other assets		7,186	5,695			12,881

TOTAL CURRENT ASSETS	742	56,828	49,376			106,946
Intercompany	278,389	(811)	1,012		(278,590)
Property, plant and equipment — net		44,329	29,838			74,167
Investment in subsidiaries	(35,348)	44,173	(3,682)		(5,143)
Intangible and other assets		169,969	20,458			190,427

TOTAL ASSETS	$243,783	$314,488	$97,002		$(283,733)	$371,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$	$3,415	$4,148	$		$7,563
Current maturities of long-term debt	3,376	4	109			3,489
Accrued associate related costs and other expenses	3,229	13,171	13,021			29,421

TOTAL CURRENT LIABILITIES	6,605	16,590	17,278			40,473
Intercompany	(56,760)	330,798	(16,552)		(257,486)
Long-term and subordinated long-term debt	275,013	16	1,302			276,331
Other long-term liabilities		24,111	11,700			35,811
Redeemable preferred stock	146,649					146,649
Total stockholders’ equity (deficit)	(127,724)	(57,027)	83,274		(26,247)	(127,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$243,783	$314,488	$97,002		$(283,733)	$371,540

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$52,949	$36,764	$		$89,713
Cost of goods sold		33,476	22,906			56,382

Gross profit		19,473	13,858			33,331
Selling, general and administrative	1	12,729	7,370			20,100
Amortization of intangibles		9				9
Management fees		250				250

Operating profit	(1)	6,485	6,488			12,972
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(3,546)	(3,344)			6,890
Interest expense	5,562	5,631	5			11,198
Other (income) expense	(3)	(2,131)	1,256			(878)

Income (loss) before income taxes	(2,014)	6,329	5,227		(6,890)	2,652
Income tax expense (benefit)	1	2,783	1,883			4,667

Net income (loss)	$(2,015)	$3,546	$3,344		$(6,890)	$(2,015)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$35,713	$33,106	$		$68,819
Cost of goods sold		23,403	20,734			44,137

Gross profit		12,310	12,372			24,682
Selling, general and administrative	45	8,486	6,018			14,549
Amortization of intangibles		201				201
Management fees		250				250

Operating profit	(45)	3,373	6,354			9,682
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(2,476)	(3,339)			5,815
Interest expense		6,491	34			6,525
Other (income) expense		(1,667)	890			(777)

Income (loss) before income taxes	2,431	1,888	5,430		(5,815)	3,934
Income tax expense (benefit)	(18)	(588)	2,091			1,485

Net income (loss)	$2,449	$2,476	$3,339		$(5,815)	$2,449

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(2,015)	$3,546	$3,344		$(6,890)	$(2,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		2,607	1,113			3,720
Interest expense—redeemable preferred stock	5,562					5,562
Equity in (earnings) loss of subsidiaries	(3,546)	(3,344)			6,890
Deferred income taxes and other		3,253	(832)			2,421
Equity in earnings of investees		(23)				(23)
Foreign currency (gain) loss		(1,398)	986			(412)
(Gain) on disposal of fixed assets			(360)			(360)
Changes in operating assets and liabilities	(2,775)	688	(3,216)			(5,303)

Net cash provided by operating activities	(2,774)	5,329	1,035			3,590
Cash Flows From Investing Activities:
Cash paid for acquisitions		(1,254)				(1,254)
Capital expenditures		(688)	(307)			(995)
Proceeds from sale of property			360			360

Net cash used in investing activities		(1,942)	53			(1,889)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	25					25
Payments on term loans	(3,453)	(1)				(3,454)
Net proceeds from credit facilities	3,500					3,500

Net cash provided by (used in) financing activities	72	(1)				71
Intercompany transfers and dividends	2,658	(2,223)	(435)
Effects of exchange rates on cash			15			15

Net increase (decrease) in cash and cash equivalents	(44)	1,163	668			1,787
Cash and cash equivalents at beginning of period	742	(742)	726			726

Cash and cash equivalents at end of period	$698	$421	$1,394	$		$2,513

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows From Operating Activities:
Net income	$2,449	$2,476	$3,339		$(5,815)	$2,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		3,137	719			3,856
Equity in (earnings) loss of subsidiaries	(2,476)	(3,339)			5,815
Deferred income taxes and other		(477)	(170)			(647)
Foreign currency (gain) loss		(1,249)	428			(821)
Changes in operating assets and liabilities	86	(469)	(2,720)			(3,103)

Net cash provided by operating activities	59	79	1,596			1,734
Cash Flows From Investing Activities:
Cash paid for acquisition		(500)				(500)
Capital expenditures		(1,048)	(1,326)			(2,374)

Net cash used in investing activities		(1,548)	(1,326)			(2,874)
Cash Flows From Financing Activities:
Payments on term loan	(3,150)					(3,150)
Net borrowings on credit facilities	5,000					5,000

Net cash provided by (used in) financing activities	1,850					1,850
Intercompany transfers and dividends	(1,862)	1,422	440
Effects of exchange rates on cash			64			64

Net increase (decrease) in cash and cash equivalents	47	(47)	774			774
Cash and cash equivalents at beginning of period	496	(496)	996			996

Cash and cash equivalents at end of period	$543	$(543)	$1,770	$		$1,770

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933. These are subject to certain risks and uncertainties, including those identified below, which could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. The words “believe,” “anticipate,” “expect,” “intend,” “will likely result,” “will continue,” and similar expressions identify forward-looking statements.

Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to (i) the effect of leverage, including the limitations imposed by the Company’s various debt instruments; (ii) risks related to significant operations in foreign countries, including the translation of operating results to the U.S. dollar; (iii) the timely development and market acceptance of new products; (iv) the impact of competitive products and pricing; (v) the effect of changing general and industry specific economic conditions; (vi) the impact of environmental regulations; and (vii) the potential for technology obsolescence.

While made in good faith and with a reasonable basis based on information currently available to the Company’s management, there is no assurance that any such forward-looking statements will be achieved or accomplished. The Company is under no obligation to update any forward-looking statements to the extent it becomes aware that they are not achieved or likely to be achieved for any reason.

Basis of Presentation

On November 24, 2003, Network Distribution International (“NDI”) was acquired. Its results of operations are included in the Company’s consolidated results of operations for the period subsequent to the acquisition. Accordingly, the results of operations for historical as well as future periods may not be comparable to prior periods.

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
Net sales	89.7	100.0	68.8	100.0
Costs of goods sold	56.4	62.8	44.1	64.1

Gross profit	33.3	37.2	24.7	35.9
Selling, general and administrative expense	20.1	22.4	14.5	21.1
Amortization of intangibles	0.0	0.0	0.2	0.3
Management fees	0.2	0.3	0.3	0.4

Operating profit	13.0	14.5	9.7	14.1

Comparison of Results of Operations

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

Net sales increased $20.9 million (30.4%) to $89.7 million, primarily as a result of sales from businesses acquired in 2003, favorable changes in foreign currency rates and higher sales volumes in the United States. Sales in 2004 include $12.6 million of sales from businesses acquired in 2003. Sales in 2004 were positively affected by increased sales volumes of $2.8 million in the United States and $5.0 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars. Image Transfer’s sales increased $21.4 million (38.5%) to $77.0 million. Image Transfer’s sales were positively affected by increased sales volumes of $15.9 million in the United States and $1.0 million in Europe and $3.9 million as a result of the effect of changes in foreign currency rates. The higher U.S. Image Transfer sales volume was primarily as a result of sales from business acquisitions in 2003 of $12.6 million and from higher sales volumes across substantially all product lines. Europe sales volume increased primarily from growth in the chemical products business in the United Kingdom and Germany. Textile Products’ sales decreased $0.5 million (3.9%) to $12.7 million, primarily as a result of lower sales volume in the United States of $0.5 million and in Europe of $1.1 million offset by favorable foreign currency rate changes of $1.1 million. The lower U.S. Textile Products sales volume is primarily due to reduced demand in the U.S. textile industry as a result of weak consumer demand for textile and apparel products coupled with increased imports of low cost goods from Asia and South America. The ongoing restructuring of the U.S. textile manufacturing industry has resulted in further consolidation and closure of yarn spinning mills as well as weaving facilities. Weak sales have forced textile manufacturers to cut expenses and reduce inventories, which have had a direct effect on reducing Textile Products’ sales. European Textile Products’ sales volumes were lower in 2004 compared to 2003, primarily as a result of lower sales to original equipment manufacturers (“OEMs”) and lower sales to Asia resulting from higher euro exchange rates and higher cotton prices. OEM sales in 2004 continued at a relatively strong level, but were not at the unusually high level of 2003. Although Textile Products’ sales volumes were lower than first quarter 2003, sales volumes were higher than the third and fourth quarters of 2003.

Gross profit increased $8.6 million (35.0%) to $33.3 million. Foreign currency rate changes increased gross profit by $1.9 million. As a percentage of net sales, gross profit increased to 37.2% for the three months ended March 31, 2004, compared to 35.9% for the three months ended March 31, 2003.

Selling, general and administrative expense (“SG&A”) increased $5.6 million (38.2%) to $20.1 million, primarily as a result of SG&A associated with NDI of $2.9 million and changes in foreign currency rates. As a percentage of net sales, SG&A increased to 22.4% from 21.1%. Changes in foreign currency rates increased SG&A costs by $1.0 million in the first quarter of 2004 compared to the first quarter of 2003. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels.

Operating profit increased $3.3 million (34.0%) to $13.0 million. As a percentage of net sales, operating profit increased to 14.5% for the three months ended March 31, 2004, from 14.1% for the comparable period in 2003. Image Transfer’s operating profit increased $3.0 million (31.3%) to $12.6 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer’s operating profit decreased to 16.3% for the three months ended March 31, 2004, from 17.2% in 2003. Operating margins on NDI’s distribution business are substantially lower than Day’s historical margins on manufactured products. Textile Products’ operating profit increased $0.2 million (16.0%) to $1.8 million. As a percentage of net sales, Textile Products’ operating profit increased to 14.2% for the three months ended March 31, 2004, from 11.8% in 2003. Textile Products’ operating profit was favorably affected by improved manufacturing operations in the United States in 2004 compared to 2003.

Other (income) expense was $(0.9) million and $(0.8) million for the three months ended March 31, 2004 and 2003. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements. Other (income) expense in 2004 includes a gain of $0.7 million on the mark-to-market of the euro-denominated Tranche A Term Loan and $0.4 million gain on the sale of fixed assets.

The effective tax rate was 176.0% and 37.6% in 2004 and 2003. The effective tax rate for 2004 is affected by the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense. Adjusted for the preferred stock dividends, the effective tax rate would be 56.8% in 2004. The effective tax rate is further affected by foreign-sourced dividends and income taxable in the United States and non-deductible expenses.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that the Company’s redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Beginning in the third quarter of 2003, the Company reflects the redeemable preferred stock as long-term debt and accrued dividends are shown as interest expense. This statement will have no effect on the net loss available to common shareholders, cash flows of the Company or the Company’s compliance with its debt covenants.

Liquidity and Capital Resources

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.

Capital expenditures were $1.0 million and $2.4 million for the quarters ended March 31, 2004 and 2003.

As of March 31, 2004, there was $4.0 million outstanding under the Revolving Credit Facility and the Company had $14.6 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at March 31, 2004, is $279.1 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $72.6 million and the Convertible Preferred Stock is $80.8 million. The

Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risks Associated with International Operations

The Company conducts a significant amount of business and has operating and sales facilities in countries outside the United States. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its international operations are mitigated due to the political and economic stability of the countries in which its largest international operations are located, the stand-alone nature of the operations, the Company’s limited net asset exposure, forward foreign exchange contract practices and pricing flexibility. Thus, while changes in foreign currency values do affect earnings, the longer-term economic effect of these changes should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $10.3 million at March 31, 2004 and $15.9 million at December 31, 2003. These contracts generally expire within three to twelve months. At March 31, 2004, the Company has outstanding €25.0 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared to the U.S. dollar. Foreign currency (gains) losses, included in other (income) expense—net, were $(0.4) million in 2004 and $(0.8) million in 2003.

Interest Rate Risks

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2003, the Company entered into a $25 million interest rate swap to swap a portion of the Company’s variable rate debt to fixed rates. The swap expires in September 2006. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurance that interest rates will not materially change.

Commodity Risks

Rubber polymers and fabrics are key components in most of the Image Transfer and Textile products. The Company is exposed to changes in the costs of these components. Pressroom Chemicals is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Pressroom Chemicals’ products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short-term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. In addition, a system of disclosure controls is maintained to ensure that information required to be disclosed is recorded, processed, summarized and reported in a timely manner to management responsible for the preparation and reporting of the Company’s financial information.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended March 31, 2004. To the best of management’s knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended March 31, 2004, that would materially affect the control systems.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

On February 28, 2004, the Company issued 25 shares of Common Stock to a former member of management upon exercise of a stock option granted under the Day International Group, Inc. Stock Option Plan and received $25,000 in payment of the exercise price. The sale was a private transaction made in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933.

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

Day International Group, Inc. (Registrant)

Date: May 7, 2004	/s/ Thomas J. Koenig

Thomas J. Koenig Vice President and Chief Financial Officer (Principal Financial Officer)