Form 10-Q
period 2004-06-30
DAY INTERNATIONAL GROUP INC
filed 2004-08-06
CIK 946991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

Commission File No. 33-93644

DAY INTERNATIONAL GROUP, INC.
130 West Second Street
Dayton, Ohio 45402
(937) 224-4000

State of Incorporation: Delaware

IRS Employer Identification No. :31-1436349

Securities Registered Pursuant to Section 12 (b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 23,323 Common Shares of the Company, $0.01 per share par value, outstanding as of August 1, 2004.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(In thousands)

	2004	2003
ASSETS
Cash and cash equivalents	$1,331	$726
Accounts receivable (less allowance for doubtful accounts of $3,431 and $3,407)	48,075	44,687
Inventories (Note B)	51,806	48,652
Other current assets	13,087	12,881

Total current assets	114,299	106,946
Property, plant and equipment, net of accumulated depreciation of $54,858 and $49,529	70,699	74,167
Goodwill	142,470	142,580
Intangible assets (net of accumulated amortization of $37,696 and $35,306)	21,339	23,223
Other assets	20,460	24,624

TOTAL ASSETS	$369,267	$371,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$10,046	$7,563
Current maturities of long-term debt	4,016	3,489
Other current liabilities	30,778	29,421

Total current liabilities	44,840	40,473
Long-term and subordinated long-term debt	265,777	276,331
Other long-term liabilities	34,580	35,811
Redeemable preferred stock (Note D)	157,839	146,649
STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,772)
Retained earnings (deficit)	(69,581)	(65,180)
Accumulated other comprehensive loss	4,484	6,227

Total stockholders’ equity (deficit)	(133,769)	(127,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$369,267	$371,540

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands)

	Three Months		Six Months
	2004	2003	2004	2003
NET SALES	$88,807	$70,139	$178,520	$138,958
COST OF GOODS SOLD	56,692	45,356	113,074	89,493

GROSS PROFIT	32,115	24,783	65,446	49,465
SELLING, GENERAL AND ADMINISTRATIVE	19,853	15,419	39,953	29,968
AMORTIZATION OF INTANGIBLES	8	206	17	407
MANAGEMENT FEES	250	250	500	500

OPERATING PROFIT	12,004	8,908	24,976	18,590
OTHER EXPENSES:
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $436, $587, $863 and $1,174)	5,646	6,629	11,282	13,154
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $47 and $94)	5,628		11,190
Other (income) expense	(663)	465	(1,541)	(312)

INCOME BEFORE INCOME TAXES	1,393	1,814	4,045	5,748
INCOME TAX EXPENSE	3,779	742	8,446	2,227

NET INCOME (LOSS)	(2,386)	1,072	(4,401)	3,521
ACCUMULATING PREFERRED STOCK DIVIDENDS (Note D)		(4,816)		(9,574)
AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS		(47)		(94)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,386)	$(3,791)	$(4,401)	$(6,147)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,401)	$3,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,402	7,938
Interest expense—redeemable preferred stock dividends	11,190
Deferred income taxes	3,619	(2,031)
Equity in earnings of investees	(148)
Foreign currency (gain) loss	(907)	(1,119)
(Gain) loss on disposal of fixed assets	(128)	774
Change in operating assets and liabilities	(3,413)	(1,656)

Net cash provided by operating activities	13,214	7,427
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(1,346)	(1,000)
Capital expenditures	(3,126)	(4,312)
Proceeds from sale of property	1,410	939

Net cash used in investing activities	(3,062)	(4,373)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25
Payment of deferred financing costs	(633)
Payments on term loans	(8,927)	(6,347)
Net (payments on) proceeds from revolving credit facility	50	3,650

Net cash provided by (used in) financing activities	(9,485)	(2,697)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(62)	82

Net increase (decrease) in cash and cash equivalents	605	439
Cash and cash equivalents at beginning of period	726	996

Cash and cash equivalents at end of period	$1,331	$1,435

NON-CASH TRANSACTIONS:
Preferred stock dividend		$1,901

Amortization of preferred stock discount		$94

Short-term note payable for acquisition		$952

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

A. BASIS OF PRESENTATION

The balance sheet as of December 31, 2003, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The consolidated financial statements of Day International Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. The consolidated results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B. INVENTORIES

Inventories as of June 30, 2004 and December 31, 2003, consist of:

	2004	2003
Finished goods	$25,688	$24,917
Work in process	5,182	5,453
Raw materials	20,936	18,282

	$51,806	$48,652

C. LONG-TERM DEBT

On June 2, 2004, the Company issued $126,473 of Tranche D Term Loans under the $185,000 Senior Secured Credit Facility to refinance the previously outstanding Tranche B and Tranche C Term Loans. The Tranche D Term Loans have terms identical to the refinanced Tranche B and Tranche C Term Loans, except that interest rates have been lowered 100 basis points and are now based on the banks’ base rate plus 2.50% or the LIBOR rate plus 3.50%. No change in the final maturity date was made. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, there was not a substantial difference between the debt instruments, thus no extinguishment of debt is recognized. Remaining unamortized deferred financing fees and debt discount from the Tranche B and C Term Loans will be added to the financing fees paid to the debtors and amortized over the term of the Tranche D Term Loan.

D. REDEEMABLE PREFERRED STOCK

The Company’s 121/4% Senior Exchangeable Preferred Stock require that dividends must be paid in cash after March 15, 2003. The Company has not paid cash dividends after March 15, 2003, because of certain restrictions in the Company’s Senior Secured Credit Agreement and Notes Indentures limiting the ability to pay cash dividends. If not paid for four consecutive quarters, the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. All dividends through March 15, 2003, have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock. Dividends-in-arrears are $10,417 as of June 30, 2004, which are included in the redeemable preferred stock balance.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that the Company’s redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Therefore, since the third quarter of 2003, the Company has reflected the redeemable preferred stock as a liability and accrued dividends as interest expense. The adoption of this statement has no effect on the cash flows of the Company, net loss available to common shareholders or the Company’s compliance with its debt covenants.

E. INCOME TAXES

The Company’s effective income tax rate for 2004 is significantly different from the statutory rates in effect as a result of the adoption of SFAS No. 150 and the inclusion of the dividends on the redeemable preferred stock in income (loss) before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income subsequent to the adoption of SFAS No. 150. In addition, the effective rate is affected by dividends from non-U.S. subsidiaries taxable in the United States.

F. BUSINESS SEGMENTS

The Company produces precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and consumable fiber handling products for the textile industry. The Image Transfer segment designs, manufactures and markets high-quality printing blankets and sleeves, pressroom chemicals and automatic dampening systems used primarily in the offset, flexographic and digital printing industries. The Textile Products segment manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets.

Segment performance is evaluated based on operating profit results compared to the annual operating plan. Intersegment sales and transfers are not material.

The Company manages the two segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies.

	Three Months		Six Months
	2004	2003	2004	2003
Third party sales:
Image Transfer	$75,963	$57,523	$152,966	$113,122
Textile Products	12,844	12,616	25,554	25,836

Total	$88,807	$70,139	$178,520	$138,958

Segment operating profit:
Image Transfer	$11,808	$9,082	$24,366	$18,647
Textile Products	1,601	1,427	3,403	2,981

Total	$13,409	$10,509	$27,769	$21,628

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

	Three Months		Six Months
	2004	2003	2004	2003
Segment operating profit	$13,409	$10,509	$27,769	$21,628
APB No. 16 depreciation and amortization	(999)	(1,007)	(1,998)	(1,849)
Non-allocated corporate expenses	(148)	(138)	(278)	(282)
Amortization of intangibles	(8)	(206)	(17)	(407)
Management fees	(250)	(250)	(500)	(500)

Total operating profit	$12,004	$8,908	$24,976	$18,590

G. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended June 30, 2004 and 2003 was $(3,865) and $3,325. Total comprehensive income (loss) for the six months ended June 30, 2004 and 2003 was $(6,144) and $6,071.

H. CONTINGENCIES

Claims have been made against the Company for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company.

I. STOCK-BASED COMPENSATION

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

	Three Months		Six Months
	2004	2003	2004	2003
Net income (loss)–as reported	$(2,386)	$1,072	$(4,401)	$3,521
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(195)	(208)	(390)	(416)

Pro forma net income (loss)	$(2,581)	$864	$(4,791)	$3,105

J. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Service cost	$92	$82	$187	$159
Interest cost	192	173	389	341
Expected return on plan assets	(84)	(81)	(170)	(162)
Actuarial loss recognized	9	168	19	334

Net periodic pension costs	$209	$342	$425	$672

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Service cost	$275	$207	$550	$414
Interest cost	212	221	424	442
Amortization of prior service cost	(160)		(320)
Actuarial loss recognized	59	66	118	132

Net periodic postretirement benefit costs	$386	$494	$772	$988

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-2, the Company has chosen to defer recognition of the Act, and, accordingly, postretirement benefit obligations and net periodic postretirement benefit cost do not reflect any potential effect of the legislation associated with the subsidy because the employer is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. In addition, specific authoritative guidance on the accounting for certain aspects of the Act has not yet been determined and that guidance, when issued, could require the Company to change previously reported information. The Company believes that the impact of the legislation will not be material to the results of operations or financial position of the Company.

K. SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $115,000, 91/2% Senior Subordinated Notes (the “Notes”). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. (“Day International” or “Guarantor”). Day International and the wholly-owned United States subsidiaries have provided full and unconditional guarantees of the Notes. The wholly-owned international subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company’s investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of June 30, 2004 and December 31, 2003, and the supplemental combining condensed statements of operations and cash flows for the three and six months ended June 30, 2004 and 2003, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
JUNE 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
Cash and cash equivalents	$500	$(337)	$1,168	$		$1,331
Accounts receivable—net		23,137	24,938			48,075
Inventories		30,553	21,253			51,806
Other current assets		6,981	6,106			13,087

TOTAL CURRENT ASSETS	500	60,334	53,465			114,299
Intercompany	268,411	(580)	781		(268,612)
Property, plant and equipment, net		42,804	27,895			70,699
Investment in subsidiaries	(28,551)	59,401	(12,535)		(18,315)
Intangible and other assets		164,658	19,611			184,269

TOTAL ASSETS	$240,360	$326,617	$89,217		$(286,927)	$369,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$	$4,078	$5,968	$		$10,046
Current maturities of long-term debt	3,912	4	100			4,016
Other current liabilities	3,234	11,260	16,284			30,778

TOTAL CURRENT LIABILITIES	7,146	15,342	22,352			44,840
Intercompany	(55,355)	311,673	(4,213)		(252,105)
Long-term and subordinated long-term debt	264,499	14	1,264			265,777
Other long-term liabilities		24,528	10,052			34,580
Redeemable preferred stock	157,839					157,839
Total stockholders’ equity (deficit)	(133,769)	(24,940)	59,762		(34,822)	(133,769)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$240,360	$326,617	$89,217		$(286,927)	$369,267

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

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$53,194	$35,613	$		$88,807
Cost of goods sold		33,978	22,714			56,692

Gross profit		19,216	12,899			32,115
Selling, general and administrative	16	12,514	7,323			19,853
Amortization of intangibles		8				8
Management fees		250				250

Operating profit (loss)	(16)	6,444	5,576			12,004
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(3,251)	(3,018)			6,269
Interest expense	5,628	5,635	11			11,274
Other (income) expense	(1)	(1,208)	546			(663)

Income (loss) before income taxes	(2,392)	5,035	5,019		(6,269)	1,393
Income tax expense (benefit)	(6)	1,784	2,001			3,779

Net income (loss)	$(2,386)	$3,251	$3,018		$(6,269)	$(2,386)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$36,095	$34,044	$		$70,139
Cost of goods sold		23,249	22,107			45,356

Gross profit		12,846	11,937			24,783
Selling, general and administrative	14	8,671	6,734			15,419
Amortization of intangibles		206				206
Management fees		250				250

Operating profit (loss)	(14)	3,719	5,203			8,908
Other expenses (income):
Equity in (earnings) of subsidiaries	(1,080)	(2,652)			3,732
Interest expense		6,587	42			6,629
Other (income) expense	(1)	(326)	792			465

Income before income taxes	1,067	110	4,369		(3,732)	1,814
Income tax expense (benefit)	(5)	(970)	1,717			742

Net income	$1,072	$1,080	$2,652		$(3,732)	$1,072

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$106,143	$72,377	$		$178,520
Cost of goods sold		67,454	45,620			113,074

Gross profit		38,689	26,757			65,446
Selling, general and administrative	17	25,243	14,693			39,953
Amortization of intangibles		17				17
Management fees		500				500

Operating profit (loss)	(17)	12,929	12,064			24,976
Other expenses (income):
Equity in (earnings) of subsidiaries	(6,797)	(6,362)			13,159
Interest expense	11,190	11,266	16			22,472
Other (income) expense	(4)	(3,339)	1,802			(1,541)

Income (loss) before income taxes	(4,406)	11,364	10,246		(13,159)	4,045
Income tax expense (benefit)	(5)	4,567	3,884			8,446

Net income (loss)	$(4,401)	$6,797	$6,362		$(13,159)	$(4,401)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$71,808	$67,150	$		$138,958
Cost of goods sold		46,652	42,841			89,493

Gross profit		25,156	24,309			49,465
Selling, general and administrative	59	17,157	12,752			29,968
Amortization of intangibles		407				407
Management fees		500				500

Operating profit (loss)	(59)	7,092	11,557			18,590
Other expenses (income):
Equity in (earnings) of subsidiaries	(3,556)	(5,991)			9,547
Interest expense		13,078	76			13,154
Other (income) expense	(1)	(1,993)	1,682			(312)

Income before income taxes	3,498	1,998	9,799		(9,547)	5,748
Income tax expense (benefit)	(23)	(1,558)	3,808			2,227

Net income	$3,521	$3,556	$5,991		$(9,547)	$3,521

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(4,401)	$6,797	$6,362		$(13,159)	$(4,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		5,275	2,127			7,402
Interest expense—redeemable preferred stock	11,190					11,190
Equity in earnings of subsidiaries	(6,797)	(6,362)			13,159
Deferred income taxes and other		4,912	(1,293)			3,619
Equity in earnings of investees		(148)				(148)
Foreign currency (gain) loss		(1,602)	695			(907)
(Gain) loss on disposal of fixed assets		300	(428)			(128)
Changes in operating assets and liabilities	4	(1,192)	(2,225)			(3,413)

Net cash provided by (used in) operating activities	(4)	7,980	5,238			13,214
Cash Flows From Investing Activities:
Cash paid for acquisitions		(1,346)				(1,346)
Capital expenditures		(1,602)	(1,524)			(3,126)
Proceeds from sale of property			1,410			1,410

Net cash used in investing activities		(2,948)	(114)			(3,062)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	25					25
Payment of deferred financing fees		(633)				(633)
Payments on term loans	(8,925)	(2)				(8,927)
Net proceeds from credit facilities	50					50

Net cash provided by (used in) financing activities	(8,850)	(635)				(9,485)
Intercompany transfers and dividends	8,612	(3,992)	(4,620)
Effects of exchange rates on cash			(62)			(62)

Net increase (decrease) in cash and cash equivalents	(242)	405	442			605
Cash and cash equivalents at beginning of period	742	(742)	726			726

Cash and cash equivalents at end of period	$500	$(337)	$1,168	$		$1,331

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows From Operating Activities:
Net income	$3,521	$3,556	$5,991		$(9,547)	$3,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		6,284	1,654			7,938
Equity in earnings of subsidiaries	(3,556)	(5,991)			9,547
Deferred income taxes and other		(1,779)	(252)			(2,031)
Foreign currency (gain) loss		(1,927)	808			(1,119)
Net (gain) loss on disposal of assets		114	660			774
Changes in operating assets and liabilities	96	3,232	(4,984)			(1,656)

Net cash provided by operating activities	61	3,489	3,877			7,427
Cash Flows From Investing Activities:
Cash paid for acquisition		(1,000)				(1,000)
Capital expenditures		(2,025)	(2,287)			(4,312)
Proceeds from sale of property		939				939

Net cash used in investing activities		(2,086)	(2,287)			(4,373)
Cash Flows From Financing Activities:
Payments on term loan	(6,300)		(47)			(6,347)
Net proceeds from revolving credit facility	3,650					3,650

Net cash provided by (used in) financing activities	(2,650)		(47)			(2,697)
Intercompany transfers and dividends	2,342	(1,156)	(1,186)
Effects of exchange rates on cash			82			82

Net increase (decrease) in cash and cash equivalents	(247)	247	439			439
Cash and cash equivalents at beginning of period	496	(496)	996			996

Cash and cash equivalents at end of period	$249	$(249)	$1,435	$		$1,435

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

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

	Three Months				Six Months
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
Net sales	88.8	100.0	70.1	100.0	178.5	100.0	139.0	100.0
Costs of goods sold	56.7	63.8	45.3	64.7	113.1	63.3	89.5	64.4

Gross profit	32.1	36.2	24.8	35.3	65.4	36.7	49.5	35.6
Selling, general and administrative expense	19.8	22.4	15.4	22.0	39.9	22.4	30.0	21.5
Amortization of intangibles	0.0	0.0	0.2	0.3	0.0	0.0	0.4	0.3
Management fees	0.3	0.3	0.3	0.3	0.5	0.3	0.5	0.4

Operating profit	12.0	13.5	8.9	12.7	25.0	14.0	18.6	13.4

Comparison of Results of Operations

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Net sales increased $18.7 million (26.6%) to $88.8 million, primarily as a result of sales from businesses acquired in 2003, higher sales volumes in the United States and Europe and favorable changes in foreign currency rates. Sales in 2004 include $12.4 million of sales from businesses acquired in 2003. Sales in 2004 were positively affected by increased sales volumes of $2.8 million in the United States, increased sales volume of $0.1 million in Europe and $2.4 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars. Image Transfer’s sales increased $18.5 million (32.1%) to $76.0 million. Image Transfer’s sales were positively affected by increased sales volumes of $15.1 million in the United States and $0.5 million in Europe and $2.0 million as a result of the effect of changes in foreign currency rates. The higher U.S. Image Transfer sales volume was primarily as a result of sales from business acquisitions in 2003 of $12.4 million and from higher sales volumes across substantially all product lines. European sales volume increased primarily from growth in the chemical products business in the United Kingdom and Germany. Textile Products’ sales increased $0.2 million (1.8%) to $12.8 million, primarily as a result of slightly higher sales volume in the United States of $0.1 million and by favorable foreign currency rate changes of $0.4 million and offset by lower sales volume in Europe of $0.3 million. European Textile Products’ sales volumes were lower in 2004 compared to 2003, primarily as a result of lower demand from original equipment manufacturers (“OEMs”) and lower sales to Middle East markets.

Gross profit increased $7.3 million (29.6%) to $32.1 million. Foreign currency rate changes increased gross profit by $0.9 million. As a percentage of net sales, gross profit increased to 36.2% for the three months ended June 30, 2004, compared to 35.3% for the three months ended June 30, 2003. The improvement in gross profit as a percentage of sales is a result of improved manufacturing performances offset by the effect of the acquisitions in 2003, as those businesses have historically had lower gross margin percentages than Day’s businesses.

Selling, general and administrative expense (“SG&A”) increased $4.4 million (28.8%) to $19.8 million, primarily as a result of SG&A associated with NDI of $2.6 million and changes in foreign currency rates. As a percentage of net sales, SG&A increased to 22.4% from 22.0%. Changes in foreign currency rates increased SG&A costs by $0.5 million compared to 2003. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels.

Operating profit increased $3.1 million (34.8%) to $12.0 million. As a percentage of net sales, operating profit increased to 13.5% for the three months ended June 30, 2004, from 12.7% for the comparable period in 2003. Image Transfer’s operating profit increased $2.7 million (30.0%) to $11.8 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer’s operating profit decreased to 15.5% for the three months ended June 30, 2004, from 15.8% in 2003. Operating margins on NDI’s distribution business are substantially lower than Day’s historical margins on manufactured products. Textile Products’ operating profit increased $0.2 million (12.2%) to $1.6 million. As a percentage of net sales, Textile Products’ operating profit increased to 12.5% for the three months ended June 30, 2004, from 11.3% in 2003. Lower selling and administrative costs in the United States favorably affected Textile Products’ operating profit in 2004 compared to 2003.

Other (income) expense was $(0.7) million and $0.5 million for the three months ended June 30, 2004 and 2003. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements. Other (income) expense in 2004 includes a gain of $0.4 million on the mark-to-market of the euro-denominated Tranche A Term Loan.

The effective tax rate was 271.3% and 40.9% in 2004 and 2003. The effective tax rate for 2004 is affected by the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense. Adjusted for the preferred stock dividends, the effective tax rate would be 53.8% in 2004. The effective tax rate is further affected by foreign-sourced dividends and income taxable in the United States and non-deductible expenses.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that the Company’s redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Therefore, since the third quarter of 2003, the Company has reflected the redeemable preferred stock as long-term debt and accrued dividends are shown as interest expense. The adoption of this statement has no effect on the net loss available to common shareholders, cash flows of the Company or the Company’s compliance with its debt covenants.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Net sales increased $39.6 million (28.5%) to $178.5 million, primarily as a result of sales from businesses acquired in 2003, favorable changes in foreign currency rates and higher sales volumes in the United States. Sales in 2004 include $25.6 million of sales from businesses acquired in 2003. Sales in 2004 were positively affected by increased sales volumes of $5.3 million in the United States and $7.3 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars. Image Transfer’s sales increased $39.8 million (35.2%) to $153.0 million. Image Transfer’s sales were positively affected by increased sales volumes of $31.2 million in the United States and $1.5 million in Europe and $5.9 million as a result of the effect of changes in foreign currency rates. The higher U.S. Image Transfer sales volume was primarily as a result of sales from business acquisitions in 2003 of $25.6 million and from higher sales volumes across substantially all product lines. European sales volume increased primarily from growth in the chemical products business in the United Kingdom and Germany. Textile Products’ sales decreased $0.3 million (1.1%) to $25.6 million, primarily as a result of lower sales volume in the United States of $0.4 million and in Europe of $1.4 million offset by favorable foreign currency rate changes of $1.5 million. The lower U.S. Textile Products sales volume is due to reduced demand in the U.S. textile industry, mostly a result of increased imports of low cost goods from Asia and South America. The ongoing restructuring of the U.S. textile manufacturing industry has resulted in further consolidation and closure of yarn spinning mills as well as weaving facilities. Weak sales have forced textile manufacturers to cut expenses and reduce inventories, which have had a direct effect on reducing Textile Products’ sales. European Textile Products’ sales volumes were lower in 2004 compared to 2003, primarily as a result of lower sales to original equipment manufacturers (“OEMs”), in line with the OEMs own reduced level of business activity. OEM sales in 2004 continued at a relatively strong level, but were not at the unusually high level of 2003.

Gross profit increased $16.0 million (32.3%) to $65.4 million. Foreign currency rate changes increased gross profit by $2.8 million. As a percentage of net sales, gross profit increased to 36.7% for the six months ended June 30, 2004, compared to 35.6% for the six months ended June 30, 2003.

Selling, general and administrative expense (“SG&A”) increased $10.0 million (33.3%) to $39.9 million, primarily as a result of SG&A associated with NDI of $5.0 million and changes in foreign currency rates. As a percentage of net sales, SG&A increased to 22.4% from 21.6%. Changes in foreign currency rates increased SG&A costs by $1.5 million in the first half of 2004 compared to the first half of 2003. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels.

Operating profit increased $6.4 million (34.4%) to $25.0 million. As a percentage of net sales, operating profit increased to 14.0% for the six months ended June 30, 2004, from 13.4% for the comparable period in 2003. Image Transfer’s operating profit increased $5.7 million (30.7%) to $24.4 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer’s operating profit decreased to 15.9% for the six months ended June 30, 2004, from 16.5% in 2003. Operating margins on NDI’s distribution business are substantially lower than Day’s historical margins on manufactured products. Textile Products’ operating profit increased $0.4 million (14.2%) to $3.4 million. As a percentage of net sales, Textile Products’ operating profit increased to 13.3% for the six months ended June 30, 2004, from 11.5% in 2003. Lower selling and administrative costs in the United States favorably affected textile Products’ operating profit in 2004 compared to 2003.

Other (income) expense was $(1.5) million and $(0.3) million for the six months ended June 30, 2004 and 2003. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements. Other (income) expense in 2004 includes a gain of $1.1 million on the mark-to-market of the euro-denominated Tranche A Term Loan and $0.4 million gain on the sale of fixed assets. Other income in 2003 includes a loss of $1.1 million from the sale of the South African business, a gain of $0.9 million from the sale of excess land in Mauldin, South Carolina and a loss of $0.5 million on the sale and disposal of equipment from the Longwood, Florida, facility.

The effective tax rate was 208.8% and 38.7% in 2004 and 2003. The effective tax rate for 2004 is affected by the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense. Adjusted for the preferred stock dividends, the effective tax rate would be

55.4% in 2004. The effective tax rate is further affected by foreign-sourced dividends and income taxable in the United States and non-deductible expenses.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that the Company’s redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Therefore, since the third quarter of 2003, the Company has reflected the redeemable preferred stock as long-term debt and accrued dividends are shown as interest expense. The adoption of this statement has no effect on the net loss available to common shareholders, cash flows of the Company or the Company’s compliance with its debt covenants.

Liquidity and Capital Resources

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.

Capital expenditures were $3.1 million and $4.3 million for the six months ended June 30, 2004 and 2003.

On June 2, 2004, the Company issued $126.5 million of Tranche D Term Loans under the $185.0 million Senior Secured Credit Facility to refinance the outstanding Tranche B and Tranche C Term Loans. The Tranche D Term Loans have terms identical to the outstanding Tranche B and Tranche C Term Loans, except that interest rates have been lowered 100 basis points and are now based on the banks’ base rate plus 2.50% or the LIBOR rate plus 3.50%. No changes in maturity dates were made.

As of June 30, 2004, there was $0.5 million outstanding under the Revolving Credit Facility and the Company had $18.6 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at June 30, 2004, is $269.8 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $74.8 million and the Convertible Preferred Stock is $84.2 million. The Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risks Associated with International Operations

The Company conducts a significant amount of business and has operating and sales facilities in countries outside the United States. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its international operations are mitigated due to the political and economic stability of the countries in which its largest international operations are located, the stand-alone nature of the operations, the Company’s limited net asset exposure, forward foreign exchange contract practices and pricing flexibility. Thus, while changes in foreign currency values do affect earnings, the longer-term economic effect of these changes should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $8.1 million at June 30, 2004 and $15.9 million at December 31, 2003. The fair value of these contracts is a payable of $0.2 million at June 30, 2004 and $0.7 million at December 31, 2003. These contracts generally expire within three to twelve months. At June 30, 2004, the Company has outstanding €24.0 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared to the U.S. dollar. Foreign currency transaction (gains) losses, included in other (income) expense, were $(0.5) million and $(0.6) million for the three months ended June 30, 2004 and 2003 and $(0.9) million and $(1.4) million for the six months ended June 30, 2004 and 2003.

Interest Rate Risks

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2003, the Company entered into a $25 million interest rate swap to swap a portion of the Company’s variable rate debt to fixed rates. The swap expires in September 2006. The fair value of the interest rate swap was a receivable of $0.1 million at June 30, 2004 and a payable of $0.3 million at December 31, 2003. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurance that interest rates will not materially change.

Commodity Risks

Rubber polymers and fabrics are key components in most of the Image Transfer and Textile products. The Company is exposed to changes in the costs of these components. Pressroom Chemicals is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Pressroom Chemicals’ products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. Because the Company has historically been able to raise sales prices to offset significantly higher costs, management believes that a 10% change in the cost of its components could have a short-term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a longer term.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended June 30, 2004. To the best of management’s knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended June 30, 2004, that would materially affect the control systems.

PART II            OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Chief Executive Officer Certification
31.2 Chief Financial Officer Certification

(32)	Section 1350 Certifications
32.1 Chief Executive Officer Certification
32.2 Chief Financial Officer Certification

b.	Reports on Form 8-K

On June 7, 2004, the Company filed a Form 8-K reporting under Item 5 that it had refinanced a portion of its outstanding long-term debt.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Day International Group, Inc.

(Registrant)

Date: August 6, 2004	/s/ Thomas J. Koenig

Thomas J. Koenig
Vice President and
Chief Financial Officer
(Principal Financial Officer)