Form 10-Q
period 2004-09-30
DAY INTERNATIONAL GROUP INC
filed 2004-11-01
CIK 946991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

Commission File No. 33-93644

DAY INTERNATIONAL GROUP, INC.

130 West Second Street
Dayton, Ohio 45402
(937) 224-4000

State of Incorporation:            Delaware

IRS Employer Identification No.:      31-1436349

Securities Registered Pursuant to Section 12 (b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

There were 23,323 Common Shares of the Company, $0.01 per share par value, outstanding as of November 1, 2004.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I            FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(In thousands)

	2004	2003
ASSETS
Cash and cash equivalents	$3,361	$726
Accounts receivable (less allowance for doubtful accounts of $3,073 and $3,407)	50,089	44,687
Inventories (Note B)	51,129	48,652
Other current assets	12,442	12,881

Total current assets	117,021	106,946
Property, plant and equipment, net of accumulated depreciation of $56,480 and $49,529	72,468	74,167
Goodwill	142,737	142,580
Intangible assets (net of accumulated amortization of $38,927 and $35,306)	20,103	23,223
Other assets	17,744	24,624

TOTAL ASSETS	$370,073	$371,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$9,845	$7,563
Current maturities of long-term debt	4,301	3,489
Other current liabilities	30,204	29,421

Total current liabilities	44,350	40,473
Long-term and subordinated long-term debt	262,780	276,331
Other long-term liabilities	34,942	35,811
Redeemable preferred stock (Note D)	163,535	146,649
STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,772)
Retained earnings (deficit)	(71,400)	(65,180)
Accumulated other comprehensive loss	4,538	6,227

Total stockholders’ equity (deficit)	(135,534)	(127,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$370,073	$371,540

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands)

	Three Months		Nine Months
	2004	2003	2004	2003
NET SALES	$90,494	$70,054	$269,014	$209,012
COST OF GOODS SOLD	57,122	45,050	170,196	134,543

GROSS PROFIT	33,372	25,004	98,818	74,469
SELLING, GENERAL AND ADMINISTRATIVE	19,516	15,241	59,469	45,209
AMORTIZATION OF INTANGIBLES	9	205	26	612
MANAGEMENT FEES	250	250	750	750

OPERATING PROFIT	13,597	9,308	38,573	27,898
OTHER (INCOME) EXPENSES:
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $456, $606, $1,319 and $1,780 and loss on extinguishment of debt of $542 and $542 in 2003)	5,405	7,260	16,687	20,414
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $47, $47, $141 and $47)	5,696	4,923	16,886	4,923
Other (income) expense	(340)	(225)	(1,881)	(537)

INCOME (LOSS) BEFORE INCOME TAXES	2,836	(2,650)	6,881	3,098
INCOME TAX EXPENSE	4,655	901	13,101	3,128

NET INCOME (LOSS)	(1,819)	(3,551)	(6,220)	(30)
ACCUMULATING PREFERRED STOCK DIVIDENDS (Note D)				(9,574)
AMORTIZATION OF PREFERRED STOCK ISSUANCE COSTS				(94)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,819)	$(3,551)	$(6,220)	$(9,698)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,220)	$(30)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,067	11,890
Interest expense:
Redeemable preferred stock dividends	16,886	4,923
Loss on extinguishment of debt		542
Deferred income taxes	5,459	(3,151)
Equity in earnings of investees	(192)
Foreign currency (gain) loss	(1,633)	(1,017)
(Gain) loss on disposal of fixed assets	(61)	774
Change in operating assets and liabilities	(2,757)	(3,124)

Net cash provided by operating activities	22,549	10,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(1,346)	(1,952)
Capital expenditures	(7,053)	(5,456)
Cash held for retirement of debt		(97,971)
Proceeds from sale of properties	1,410	939

Net cash used in investing activities	(6,989)	(104,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25
Proceeds from issuance of debt		133,950
Payment of deferred financing costs	(633)	(3,537)
Payments on term loans	(14,267)	(31,197)
Net (payments on) proceeds from revolving credit facility	1,975	(4,950)

Net cash provided by (used in) financing activities	(12,900)	94,266
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25)	112

Net increase (decrease) in cash and cash equivalents	2,635	745
Cash and cash equivalents at beginning of period	726	996

Cash and cash equivalents at end of period	$3,361	$1,741

NON-CASH TRANSACTIONS:
Preferred stock dividend		$1,901

Amortization of preferred stock discount		$94

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

B. INVENTORIES

Inventories as of September 30, 2004 and December 31, 2003, consist of:

	2004	2003
Finished goods	$24,579	$24,917
Work in process	4,778	5,453
Raw materials	21,772	18,282

	$51,129	$48,652

C. LONG-TERM DEBT

On June 2, 2004, the Company issued $126,473 of Tranche D Term Loans under the $185,000 Senior Secured Credit Facility to refinance the previously outstanding Tranche B and Tranche C Term Loans. The Tranche D Term Loans have terms identical to the refinanced Tranche B and Tranche C Term Loans, except that interest rates have been lowered 100 basis points and are now based on the banks’ base rate plus 2.50% or the LIBOR rate plus 3.50%. No change in the final maturity date was made. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, there was not a substantial difference between the debt instruments, thus no extinguishment of debt is recognized. Remaining unamortized deferred financing fees and debt discount from the Tranche B and C Term Loans have been added to the financing fees paid to the debtors and will amortized over the term of the Tranche D Term Loan.

On September 16, 2003, the Company issued $135,000 of senior secured debt under an $185,000 Senior Secured Credit Facility to refinance its $100,000 11-1/8% Senior Notes and repay its $24,850 term loan and $10,750 revolving credit facility. The Company issued a notice of redemption for the $100,000 11-1/8% Senior Notes and redeemed the Senior Notes in October 2003 at a call price of $101,236. In the third quarter of 2003, the Company recorded a loss of $542 on the write-off of the remaining deferred financing fees related to the existing credit agreement and recorded an additional loss of $2,241 in the fourth quarter of 2003 to write-off an additional $1,005 of deferred financing fees related to the Senior Notes and to record the loss resulting from the $1,236 call premium.

D. REDEEMABLE PREFERRED STOCK

The Company’s 121/4% Senior Exchangeable Preferred Stock require that dividends must be paid in cash after March 15, 2003. The Company has not paid cash dividends after March 15, 2003, because of certain restrictions in the Company’s Senior Secured Credit Agreement and Notes Indentures limiting the ability to pay cash dividends. If not paid for four consecutive quarters, the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. All dividends through March 15, 2003, have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock. Dividends-in-arrears are $12,695 as of September 30, 2004, which are included in the redeemable preferred stock balance.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that the Company’s redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Therefore, since the third quarter of 2003, the Company has reflected the redeemable preferred stock as a liability and accrued dividends as interest expense. The adoption of this statement had no effect on the cash flows of the Company, net loss available to common shareholders or the Company’s compliance with its debt covenants.

E. INCOME TAXES

The Company’s effective income tax rate for 2004 and 2003 is significantly different from the statutory rates in effect as a result of the adoption of SFAS No. 150 and the inclusion of the dividends on the redeemable preferred stock in income (loss) before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income subsequent to the adoption of SFAS No. 150. In addition, the effective rate for 2004 is affected by dividends from non-U.S. subsidiaries taxable in the United States.

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

	Three Months		Nine Months
	2004	2003	2004	2003
Third party sales:
Image Transfer	$78,477	$58,424	$231,443	$171,546
Textile Products	12,017	11,630	37,571	37,466

Total	$90,494	$70,054	$269,014	$209,012

Segment operating profit:
Image Transfer	$13,578	$9,914	$37,944	$28,561
Textile Products	1,463	1,028	4,866	4,009

Total	$15,041	$10,942	$42,810	$32,570

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

	Three Months		Nine Months
	2004	2003	2004	2003
Segment operating profit	$15,041	$10,942	$42,810	$32,570
APB #16 depreciation and amortization	(999)	(1,044)	(2,997)	(2,893)
Non-allocated corporate expenses	(186)	(135)	(464)	(417)
Amortization of intangibles	(9)	(205)	(26)	(612)
Management fees	(250)	(250)	(750)	(750)

Total operating profit	$13,597	$9,308	$38,573	$27,898

G. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended September 30, 2004 and 2003 was $(1,765) and $(3,288). Total comprehensive income (loss) for the nine months ended September 30, 2004 and 2003 was $(7,909) and $2,783.

H. CONTINGENCIES

The Company is involved in various litigation occurring incidental to normal operations. In the opinion of management, after consultation with legal counsel, the resolution of pending litigation and proceedings is not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the Company.

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

	Three Months		Nine Months
	2004	2003	2004	2003
Net income (loss)–as reported	$(1,819)	$(3,551)	$(6,220)	$(30)
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(195)	(203)	(585)	(619)

Pro forma net income (loss)	$(2,014)	$(3,754)	$(6,805)	$(649)

J. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Service cost	$93	$81	$280	$240
Interest cost	194	172	583	513
Expected return on plan assets	(85)	(81)	(255)	(243)
Actuarial loss recognized	9	167	28	501

Net periodic pension costs	$211	$339	$636	$1,011

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Service cost	$275	$207	$825	$621
Interest cost	212	221	636	663
Amortization of prior service cost	(160)		(480)
Actuarial loss recognized	59	66	177	198

Net periodic postretirement benefit costs	$386	$494	$1,158	$1,482

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-2, the Company has chosen to defer recognition of the Act, and, accordingly, postretirement benefit obligations and net periodic postretirement benefit cost do not reflect any potential effect of the legislation associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. In addition, specific authoritative guidance on certain aspects of the Act has not yet been determined and that guidance, when issued, could require the Company to change previously reported information. The Company believes that the effect of the legislation will not be material to the results of operations or financial position of the Company.

K. SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $115,000, 91/2% Senior Subordinated Notes (the “Notes”). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. (“Day International” or “Guarantor”). Day International and the wholly-owned United States subsidiaries have provided full and unconditional guarantees of the Notes. The wholly-owned international subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company’s investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of September 30, 2004 and December 31, 2003, and the supplemental combining condensed statements of operations and cash flows for the three and nine months ended September 30, 2004 and 2003, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
SEPTEMBER 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
Cash and cash equivalents	$1,588	$158	$1,615	$		$3,361
Accounts receivable–net		24,190	25,899			50,089
Inventories		30,478	20,651			51,129
Other current assets		6,880	5,562			12,442

TOTAL CURRENT ASSETS	1,588	61,706	53,727			117,021
Intercompany	265,669	(767)	969		(265,871)
Property, plant and equipment, net		43,693	28,775			72,468
Investment in subsidiaries	(24,640)	62,420	(12,535)		(25,245)
Intangible and other assets		160,784	19,800			180,584

TOTAL ASSETS	$242,617	$327,836	$90,736		$(291,116)	$370,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$	3,800	$6,045	$		$9,845
Current maturities of long-term debt	4,195	4	102			4,301
Other current liabilities	554	11,955	17,695			30,204

TOTAL CURRENT LIABILITIES	4,749	15,759	23,842			44,350
Intercompany	(51,608)	307,583	(7,705)		(248,270)
Long-term and subordinated long-term debt	261,475	13	1,292			262,780
Other long-term liabilities		24,841	10,101			34,942
Redeemable preferred stock	163,535					163,535
Total stockholders’ equity (deficit)	(135,534)	(20,360)	63,206		(42,846)	(135,534)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$242,617	$327,836	$90,736		$(291,116)	$370,073

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
Cash and cash equivalents	$742	$(742)	$726	$		$726
Accounts receivable — net		22,280	22,407			44,687
Inventories		28,104	20,548			48,652
Other assets		7,186	5,695			12,881

TOTAL CURRENT ASSETS	742	56,828	49,376			106,946
Intercompany	278,389	(811)	1,012		(278,590)
Property, plant and equipment — net		44,329	29,838			74,167
Investment in subsidiaries	(35,348)	44,173	(3,682)		(5,143)
Intangible and other assets		169,969	20,458			190,427

TOTAL ASSETS	$243,783	$314,488	$97,002		$(283,733)	$371,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$	$3,415	$4,148	$		$7,563
Current maturities of long-term debt	3,376	4	109			3,489
Other current liabilities	3,229	13,171	13,021			29,421

TOTAL CURRENT LIABILITIES	6,605	16,590	17,278			40,473
Intercompany	(56,760)	330,798	(16,552)		(257,486)
Long-term and subordinated long-term debt	275,013	16	1,302			276,331
Other long-term liabilities		24,111	11,700			35,811
Redeemable preferred stock	146,649					146,649
Total stockholders’ equity (deficit)	(127,724)	(57,027)	83,274		(26,247)	(127,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$243,783	$314,488	$97,002		$(283,733)	$371,540

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$54,128	$36,366	$		$90,494
Cost of goods sold		33,696	23,426			57,122

Gross profit		20,432	12,940			33,372
Selling, general and administrative	58	12,081	7,377			19,516
Amortization of intangibles		9				9
Management fees		250				250

Operating profit (loss)	(58)	8,092	5,563			13,597
Other (income) expenses:
Equity in (earnings) loss of subsidiaries	(3,910)	(3,019)			6,929
Interest expense	5,696	5,407	(2)			11,101
Other (income) expense	(3)	(973)	636			(340)

Income (loss) before income taxes	(1,841)	6,677	4,929		(6,929)	2,836
Income tax expense (benefit)	(22)	2,767	1,910			4,655

Net income (loss)	$(1,819)	$3,910	$3,019		$(6,929)	$(1,819)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003

		Day
	DAY	Inter-
	Inter-	national	Non-
	national	Inc.	Guarantor
	Group, Inc.	(Guarantor)	Subsidiaries	Eliminations		Consolidated
Net sales	$	$38,084	$31,970	$		$70,054
Cost of goods sold		24,200	20,850			45,050

Gross profit		13,884	11,120			25,004
Selling, general and administrative	9	8,311	6,921			15,241
Amortization of intangibles		205				205
Management fees		250				250

Operating profit (loss)	(9)	5,118	4,199			9,308
Other (income) expenses:
Equity in (earnings) of subsidiaries	(1,378)	(2,700)			4,078
Interest expense	4,923	7,257	3			12,183
Other (income) expense		12	(237)			(225)

Income (loss) before income taxes	(3,554)	549	4,433		(4,078)	(2,650)
Income tax expense (benefit)	(3)	(829)	1,733			901

Net income (loss)	$(3,551)	$1,378	$2,700		$(4,078)	$(3,551)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$160,271	$108,743	$		$269,014
Cost of goods sold		101,150	69,046			170,196

Gross profit		59,121	39,697			98,818
Selling, general and administrative	75	37,324	22,070			59,469
Amortization of intangibles		26				26
Management fees		750				750

Operating profit (loss)	(75)	21,021	17,627			38,573
Other (income) expenses:
Equity in (earnings) loss of subsidiaries	(10,707)	(9,381)			20,088
Interest expense	16,886	16,673	14			33,573
Other (income) expense	(7)	(4,312)	2,438			(1,881)

Income (loss) before income taxes	(6,247)	18,041	15,175		(20,088)	6,881
Income tax expense (benefit)	(27)	7,334	5,794			13,101

Net income (loss)	$(6,220)	$10,707	$9,381		$(20,088)	$(6,220)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003

		Day
	DAY	Inter-
	Inter-	national	Non-
	national	Inc.	Guarantor
	Group, Inc.	(Guarantor)	Subsidiaries	Eliminations		Consolidated
Net sales	$	$109,892	$99,120	$		$209,012
Cost of goods sold		70,852	63,691			134,543

Gross profit		39,040	35,429			74,469
Selling, general and administrative	68	25,468	19,673			45,209
Amortization of intangibles		612				612
Management fees		750				750

Operating profit (loss)	(68)	12,210	15,756			27,898
Other (income) expenses:
Equity in (earnings) of subsidiaries	(4,934)	(8,691)			13,625
Interest expense	4,923	20,335	79			25,337
Other (income) expense	(1)	(1,981)	1,445			(537)

Income (loss) before income taxes	(56)	2,547	14,232		(13,625)	3,098
Income tax expense (benefit)	(26)	(2,387)	5,541			3,128

Net income (loss)	$(30)	$4,934	$8,691		$(13,625)	$(30)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(6,220)	$10,707	$9,381		$(20,088)	$(6,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		7,931	3,136			11,067
Interest expense—redeemable preferred stock	16,886					16,886
Equity in earnings of subsidiaries	(10,707)	(9,381)			20,088
Deferred income taxes and other		6,778	(1,319)			5,459
Equity in earnings of investees		(192)				(192)
Foreign currency (gain) loss		(2,559)	926			(1,633)
(Gain) loss on disposal of fixed assets		367	(428)			(61)
Changes in operating assets and liabilities	(2,676)	(738)	657			(2,757)

Net cash provided by (used in) operating activities	(2,717)	12,913	12,353			22,549
Cash Flows From Investing Activities:
Cash paid for acquisitions		(1,346)				(1,346)
Capital expenditures		(3,955)	(3,098)			(7,053)
Proceeds from sale of property			1,410			1,410

Net cash used in investing activities		(5,301)	(1,688)			(6,989)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	25					25
Payment of deferred financing fees		(633)				(633)
Payments on term loans	(14,264)	(3)				(14,267)
Net proceeds from credit facilities	1,975					1,975

Net cash provided by (used in) financing activities	(12,264)	(636)				(12,900)
Intercompany transfers and dividends	15,827	(6,076)	(9,751)
Effects of exchange rates on cash			(25)			(25)

Net increase (decrease) in cash and cash equivalents	846	900	889			2,635
Cash and cash equivalents at beginning of period	742	(742)	726			726

Cash and cash equivalents at end of period	$1,588	$158	$1,615	$		$3,361

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003

		Day
	DAY	Inter-
	Inter-	national	Non-
	national	Inc.	Guarantor
	Group, Inc.	(Guarantor)	Subsidiaries	Eliminations		Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(30)	$4,934	$8,691		$(13,625)	$(30)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		9,341	2,549			11,890
Interest expense:
Redeemable preferred stock dividends	4,923					4,923
Loss on extinguishment of debt		542				542
Equity in (earnings) of subsidiaries	(4,934)	(8,691)			13,625
Deferred income taxes and other		(2,848)	(303)			(3,151)
Foreign currency (gain) loss		(1,814)	797			(1,017)
(Gain) loss on disposal of fixed assets		113	661			774
Changes in operating assets and liabilities	(18)	3,806	(6,912)			(3,124)

Net cash provided by (used in) operating activities	(59)	5,383	5,483			10,807
Cash Flows From Investing Activities:
Cash paid for acquisition		(1,952)				(1,952)
Capital expenditures		(2,725)	(2,731)			(5,456)
Cash held for retirement of debt	(97,971)					(97,971)
Proceeds from sale of property		939				939

Net cash used in investing activities	(97,971)	(3,738)	(2,731)			(104,440)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	133,950					133,950
Payment of deferred financing fees		(3,537)				(3,537)
Payments on long-term debt	(31,150)		(47)			(31,197)
Net borrowings (payments) on revolving credit facility	(4,950)					(4,950)

Net cash provided by (used in) financing activities	97,850	(3,537)	(47)			94,266
Intercompany transfers and dividends	281	1,791	(2,072)
Effects of exchange rates on cash			112			112

Net increase (decrease) in cash and cash equivalents	101	(101)	745			745
Cash and cash equivalents at beginning of period	496	(496)	996			996

Cash and cash equivalents at end of period	$597	$(597)	$1,741	$		$1,741

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

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

		THREE MONTHS				NINE MONTHS
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
Net sales	90.5	100.0	70.1	100.0	269.0	100.0	209.0		100.0
Costs of goods sold	57.1	63.1	45.1	64.3	170.2	63.3	134.5		64.4

Gross profit	33.4	36.9	25.0	35.7	98.8	36.7	74.5		35.6
Selling, general and administrative	19.5	21.6	15.2	21.8	59.4	22.1	45.2		21.6
Amortization of intangibles	0.0	0.0	0.2	0.3	0.0	0.0	0.6		0.3
Management fees	0.3	0.3	0.3	0.3	0.8	0.3	0.8		0.4

Operating profit	13.6	15.0	9.3	13.3	38.6	14.3	27.9		13.3

Comparison of Results of Operations

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

Net sales increased $20.4 million (29.2%) to $90.5 million, primarily as a result of sales from businesses acquired in 2003, higher sales volumes in the United States and Europe and favorable changes in foreign currency rates. Sales in 2004 include $12.8 million of sales from a business acquired in 2003. Sales in 2004 were positively affected by increased sales volumes of $2.6 million in the United States, increased sales volume of $2.4 million in Europe and $3.0 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars. Image Transfer’s sales increased $20.0 million (34.3%) to $78.5 million. Image Transfer’s sales were positively affected by increased sales volumes of $15.2 million in the United States and $2.7 million in Europe and $2.5 million as a result of the effect of changes in foreign currency rates. The higher U.S. Image Transfer sales volume was primarily as a result of sales from a business acquisition in 2003 of $12.8 million and from higher sales volumes across substantially all product lines. European sales volume increased primarily from growth in the United Kingdom and Germany. Textile Products’ sales increased $0.4 million (3.3%) to $12.0 million, primarily as a result of slightly higher sales volume in the United States of $0.2 million and by favorable foreign currency rate changes of $0.5 million and offset by lower sales volume in Europe of $0.3 million. European Textile Products’ sales volumes were lower in 2004 compared to 2003, primarily as a result of lower demand from original equipment manufacturers (“OEMs”).

Gross profit increased $8.4 million (33.5%) to $33.4 million. Foreign currency rate changes increased gross profit by $1.1 million. As a percentage of net sales, gross profit increased to 36.9% for the three months ended September 30, 2004, compared to 35.7% for the three months ended September 30, 2003. The improvement in gross profit as a percentage of sales is a result of improved manufacturing performances offset by the effect of the acquisition in 2003, as that business had historically had lower gross margin percentages than Day’s businesses.

Selling, general and administrative expense (“SG&A”) increased $4.3 million (28.0%) to $19.5 million, primarily as a result of SG&A associated with a business acquired of $2.6 million and changes in foreign currency rates. Changes in foreign currency rates increased SG&A costs by $0.6 million compared to 2003. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels. As a percentage of net sales, SG&A decreased to 21.6% from 21.8%.

Operating profit increased $4.3 million (46.1%) to $13.6 million. As a percentage of net sales, operating profit increased to 15.0% for the three months ended September 30, 2004, from 13.3% for the comparable period in 2003. Image Transfer’s operating profit increased $3.7 million (37.0%) to $13.6 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer’s operating profit increased to 17.3% for the three months ended September 30, 2004, from 17.0% in 2003. The improvement in operating margin as a percentage of sales is a result of improved manufacturing performances offset by substantially lower operating margins on NDI’s distribution business than Day’s historical margins on manufactured products. Textile Products’ operating profit increased $0.4 million (42.3%) to $1.5 million. As a percentage of net sales, Textile Products’ operating profit increased to 12.2% for the three months ended September 30, 2004, from 8.8% in 2003. Lower selling and administrative costs in the United States and manufacturing cost efficiencies in Europe favorably affected Textile Products’ operating profit in 2004 compared to 2003.

Other (income) expense was $(0.3) million and $(0.2) million for the three months ended September 30, 2004 and 2003. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements. Other (income) expense in 2004 includes a loss of $0.6 million and $1.0 million in 2004 and 2003 from the mark-to-market of the euro-denominated Tranche A Term Loan.

The effective tax rate was 164.1% in 2004. The Company recorded income tax expense on a loss before income taxes in the third quarter of 2003. The effective tax rate is affected by the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense. The effective tax rate in 2004 is further affected by foreign-sourced dividends and income taxable in the United States and non-deductible expenses.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

Net sales increased $60.0 million (28.7%) to $269.0 million, primarily as a result of sales from businesses acquired in 2003, favorable changes in foreign currency rates and higher sales volumes in the United States and Europe. Sales in 2004 include $38.3 million of sales from businesses acquired in 2003. Sales in 2004 were positively affected by increased sales volumes of $8.4 million in the United States, increased sales volumes of $2.5 million in Europe and $10.4 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars. Image Transfer’s sales increased $59.9 million (34.9%) to $231.4 million. Image Transfer’s sales were positively affected by increased sales volumes of $46.4 million in the United States and $4.3 million in Europe and $8.4 million as a result of the effect of changes in foreign currency rates. The higher U.S. Image Transfer sales volume was primarily as a result of sales from business acquisitions in 2003 of $38.3 million and from higher sales volumes across substantially all product lines. European sales volume increased primarily from growth in the chemical products business in the United Kingdom and Germany and transfer media products business in Germany. Textile Products’ sales increased $0.1 million (0.3%) to $37.6 million, primarily as a result of lower sales volume in the United States of $0.2 million and in Europe of $1.7 million offset by favorable foreign currency rate changes of $2.0 million. The lower U.S. Textile Products sales volume is due to reduced demand in the U.S. textile industry, mostly a result of increased imports of low cost goods from Asia and South America. The ongoing restructuring of the U.S. textile manufacturing industry has resulted in further consolidation and closure of yarn spinning mills as well as weaving facilities. Weak sales have forced textile manufacturers to cut expenses and reduce inventories, which have had a direct effect on reducing Textile Products’ sales. European Textile Products’ sales volumes were lower in 2004 compared to 2003, primarily as a result of lower sales to original equipment manufacturers (“OEMs”), in line with the OEMs own reduced level of business activity. OEM sales in 2004 continued at a relatively strong level, but were not at the unusually high level of 2003. Lower demand from textile mills in Europe also contributed to the shortfall.

Gross profit increased $24.3 million (32.7%) to $98.8 million. Foreign currency rate changes increased gross profit by $3.9 million. As a percentage of net sales, gross profit increased to 36.7% for the nine months ended September 30, 2004, compared to 35.6% for the nine months ended September 30, 2003. The improvement in gross profit as a percentage of sales is a result of improved manufacturing performances offset by the effect of the acquisition in 2003, as that business had historically had lower gross margin percentages than Day’s businesses.

Selling, general and administrative expense (“SG&A”) increased $14.3 million (31.5%) to $59.5 million, primarily as a result of SG&A associated with a business acquired of $8.1 million and changes in foreign currency rates. As a percentage of net sales, SG&A increased to 22.1% from 21.6%. Changes in foreign currency rates increased SG&A costs by $2.1 million in the first nine months of 2004 compared to 2003. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels.

Operating profit increased $10.7 million (38.3%) to $38.6 million. As a percentage of net sales, operating profit increased to 14.3% for the nine months ended September 30, 2004, from 13.3% for the comparable period in 2003. Image Transfer’s operating profit increased $9.4 million (32.9%) to $37.9 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer’s operating profit decreased to 16.4% for the nine months ended September 30, 2004, from 16.6% in 2003. Operating margins on NDI’s distribution business are substantially lower than Day’s historical margins on manufactured products. Textile Products’ operating profit increased $0.9 million (21.4%) to $4.9 million. As a percentage of net sales, Textile Products’ operating profit increased to 13.0% for the nine months ended September 30, 2004, from 10.7% in 2003. Lower selling and administrative costs in the United States and manufacturing cost efficiencies in Europe favorably affected Textile Products’ operating profit in 2004 compared to 2003.

Other (income) expense was $(1.9) million and $(0.5) million for the nine months ended September 30, 2004 and 2003. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in other than their functional currency as well as a result of intercompany financing arrangements. Other (income) expense includes a gain of $0.5 million in 2004 on the mark-to-market of the euro-denominated Tranche A Term Loan and $0.4 million gain on the sale of fixed assets. Other income in 2003 includes a loss of $1.0 million on the mark-to-market of the euro-denominated Tranche A Term Loan, a loss of $1.1 million from the sale of the South African business, a gain of $0.9 million from the sale of excess land in Mauldin, South Carolina and a loss of $0.5 million on the sale and disposal of equipment from the Longwood, Florida, facility.

The effective tax rate was 190.4% and 101.0% in 2004 and 2003. The effective tax rate is affected by the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense. The effective tax rate in 2004 is further affected by foreign-sourced dividends and income taxable in the United States and non-deductible expenses.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted. The Jobs Act provides a deduction with respect to U.S. manufacturing activities, allows for tax-favored repatriation of offshore earnings and makes numerous changes to various tax rules. The Company’s ability to take advantage of certain provisions of the Jobs Act is limited because of the U.S. net operating loss carryforward position of the Company and because of various restrictions in the Company’s debt agreements. For these reasons, the Company does not believe that the Jobs Act will have a material effect on the Company’s tax expense or cash flows over the next several years.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that the Company’s redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Therefore, since the third quarter of 2003, the Company has reflected the redeemable preferred stock as long-term debt and accrued dividends are shown as interest expense. The adoption of this statement had no effect on the net loss available to common shareholders, cash flows of the Company or the Company’s compliance with its debt covenants.

Liquidity and Capital Resources

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.

Capital expenditures were $7.1 million and $5.5 million for the nine months ended September 30, 2004 and 2003.

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

As of September 30, 2004, there was $2.4 million outstanding under the Revolving Credit Facility and the Company had $17.0 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at September 30, 2004, is $267.1 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $77.1 million and the Convertible Preferred Stock is $87.5 million. The Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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

Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date cash is paid or collected. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $8.3 million at September 30, 2004 and $15.9 million at December 31, 2003. The fair value of these contracts is a payable of $0.1 million at September 30, 2004 and $0.7 million at December 31, 2003. These contracts generally expire within three to twelve months. At September 30, 2004 and December 31, 2003, the Company had outstanding €22.7 million and €25.8 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared to the U.S. dollar. Foreign currency transaction (gains) losses, included in other (income) expense, were $(0.7) million and $0.3 million for the three months ended September 30, 2004 and 2003 and $(1.6) million and $(1.2) million for the nine months ended September 30, 2004 and 2003.

Interest Rate Risks

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2003, the Company entered into a $25 million interest rate swap to swap a portion of the Company’s variable rate debt to fixed rates. The swap expires in September 2006. The fair value of the interest rate swap was a payable of $0.1 million and $0.3 million at September 30, 2004 and December 31, 2003. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurance that interest rates will not materially change.

Commodity Risks

Rubber polymers and fabrics are key components in most of the Image Transfer and Textile products. The Company is exposed to changes in the costs of these components. Chemical Products is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Chemical Products’ products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. Because the Company has historically been able to raise sales prices to offset significantly higher costs, management believes that a 10% change in the cost of its components could have a short-term effect until sales price increases take effect, but overall would not have a material effect on income or cash flows for a longer term.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended September 30, 2004. To the best of management’s knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended September 30, 2004, that would materially affect the control systems.

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

Day International Group, Inc.
(Registrant)

Date: November 1, 2004	/s/ Thomas J. Koenig
Thomas J. Koenig
Vice President and
Chief Financial Officer
(Principal Financial Officer)