Form 10-K
period 2004-12-31
DAY INTERNATIONAL GROUP INC
filed 2005-03-25
CIK 946991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2004

Commission File No. 333-51839

DAY INTERNATIONAL GROUP, INC.

130 West Second Street
Dayton, Ohio 45402
(937) 224-4000

State of Incorporation:Delaware

IRS Employer Identification No.:31-1436349

Securities Registered Pursuant to Section 12 (b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑

At the close of business on March 1, 2005:
Number of shares of common stock outstanding	23,323
Aggregate market value of the Company’s voting and non-voting common stock held by non-affiliates	$0

DOCUMENTS INCORPORATED BY REFERENCE – None

Except as otherwise stated or unless the context otherwise requires, references to the “Company” or “Day” include Day International Group, Inc., a Delaware corporation that is the Registrant, and each of its subsidiaries. The Company’s address is P.O. Box 338, 130 West Second Street, Dayton, Ohio 45401-0338, and its telephone number is (937) 224-4000. The Company’s periodic reports filed with the Securities and Exchange Commission (“SEC”) are available at the SEC’s website (www.sec.gov).

Except as otherwise stated, the information contained in this report is given as of December 31, 2004, the end of the Company’s latest fiscal year.

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

PART I

ITEM 1. BUSINESS

Company Background

The Company is one of the world’s leading producers of precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and consumable fiber handling products for the textile yarn spinning industry. The Company consists of two segments: the Image Transfer segment and the Textile Products segment. The Image Transfer segment consists of the Transfer Media division, the Chemical Products division and the Flexographic Products division. The Transfer Media division is the world’s largest designer, manufacturer and marketer of high-quality printing blankets and sleeves for use in offset printing and a leading designer and manufacturer of consumable sleeves for digital press applications. The Company estimates that in 2004 it had the number one market share in offset-printing blankets and sleeves in North America and worldwide. The Chemical Products division is a leading worldwide supplier of pressroom chemicals to the printing industry and also manufactures the Kompac brand of automatic dampening systems for printing presses. The Flexographic Products division is one of the world’s largest manufacturers and marketers of sleeves for use in flexographic printing. As a result of the acquisition of Network Distribution International (“NDI”) on November 24, 2003, the Image Transfer Segment is the largest converter of offset blankets in the United States and is a leading distributor of a broad range of pressroom chemicals and various ancillary products used in the pressroom. The Textile Products segment is one of the world’s largest manufacturers and marketers of precision engineered rubber cots, aprons and other fabricated rubber fiber handling components sold to the yarn spinning and glass-forming industries worldwide.

Affiliates of GSC Partners and SG Capital Partners LLC own substantially all of the common stock of the Company, with the Company’s management holding the balance of the common stock.

See the Notes to the Consolidated Financial Statements for more information on business segments and geographic areas.

Image Transfer

The Image Transfer segment specializes in selling consumable products to the graphic arts (printing) industry, primarily those used in offset printing. Offset is the primary printing process for long-run, high-speed applications, such as the printing of magazines, annual reports, catalogs, direct mail and newspapers. Flexographic and digital printing processes are currently used primarily in short-run, lower speed applications, such as for printing brochures and packaging material. The Company believes that applications for image transfer products within flexographic and digital printing processes will increase significantly and that advances in digital technologies will complement offset printing processes and will provide additional opportunities for consumable products. It is generally expected that the demand for these processes will grow rapidly and that they will be used for an increasing amount of printing jobs. If these other technologies develop so that they compete effectively with offset printing in the high-speed, long-run segment of the printing industry, and such technologies are widely adopted, the business of Image Transfer could be adversely affected. There can be no assurance that the Company will be able to develop products effectively for these technologies or to maintain its market leadership if such processes replace offset printing to any significant extent. The Company manufactures certain consumables for the digital printing market and, in conjunction with the original equipment manufacturers (“OEMs”), continues to develop additional products such as blankets, sleeves and belts for new printing machine technologies. Due to the large number of offset printing presses installed and the relative cost-effectiveness of the offset printing process, management expects that the offset process will continue to be the method of choice for long high-quality low-cost runs. Products designed for use in offset printing generate the majority of the sales of Image Transfer.

Transfer Media

Offset printing blankets are highly engineered products manufactured to narrow tolerances and precise specifications. They are composed of multiple layers of fabric, rubber and adhesives that determine performance features on the printing press and overall quality of the printing job. Offset printing sleeves are highly engineered “tubular” blankets that operate at speeds 20% to 30% faster than those of standard presses. Blankets and sleeves accept ink from cylindrical printing plates and transfer it to a broad range of paper stocks and other substrates. Blankets and sleeves are a major determinant of the quality of the image resolution and consistency of the printed material, as they are required to perform consistently over a broad range of press speeds and printing pressures with a wide variety of papers, inks and other chemicals. Blankets and sleeves are consumable and are replaced at regular intervals depending on the process used and printing requirements. Due to the importance of blankets and sleeves in determining the overall quality of the printing job, and because their cost typically represents less than 1% of the cost of the printed page, price is only one of the factors in the end-user’s purchase decision.

Chemical Products

Chemical Products manufactures two categories of products: pressroom chemicals and dampening systems. Chemical Products manufactures over 100 different pressroom chemicals, which can be classified into the following categories: (i) roller and blanket washes, which are used to remove ink and glaze from the surface of the rollers and blankets on the printing press; (ii) fountain solutions, which are used to prevent ink from migrating to non-print areas of the printing plate; (iii) anti-setoff powders, which are used by sheet fed and letter press printers to prevent ink from transferring from the top of one sheet to the bottom of the next; (iv) lithographic chemicals and specialties; (v) silicones, which are used in heatset web offset to provide support in certain printing processes; and (vi) coatings. Chemical Products’ products can be grouped into standard and custom products. Product lines are formulated to meet specific customer requirements. For example, high volume printing operations, such as major daily newspapers and commercial heatset web, often require custom fountain solutions.

Flexographic Products

The Company manufactures products for flexographic printing including fiberglass-based plate mounting sleeves, bridge mandrels, sleeves for coating applications, ready-to-image products and various support products. The Company’s traditional flexographic sleeves are constructed with a unique compressible technology that allows for greater flexibility in the printing of packaging materials, such as plastic or cardboard. In addition, the compressible sleeve offers the flexographic printer significant time and cost improvements over the traditional method of affixing a photopolymer plate to the metal cylinder.

Products

The Company manufactures a full line of high-quality, name brand printing blankets and sleeves to both web-fed (continuous roll) and sheet-fed (individual sheet) offset printers under the “Day,” “David M,” and “IPT” brands. In addition, through NDI, it offers certain name-brand blankets produced by competitors. The Company’s printing blankets and sleeves are used to print magazines, advertising material, business forms, packaging, newspapers and other printed material. As a result of the superior quality, reliability and value of the Company’s printing blankets and sleeves and its customer service, the Company is able to command premium prices for its products.

The Company’s leading printing blankets are the 9500 dayGraphica®, 4000 dayGraphica®, 3000 Patriot®, Durazone®, 3610 dayGraphica®, 8500 AccuDot®, QuantaLith® Gold and QuantaLith® Blue lines, which produce high-quality images, particularly on high-speed printing presses. The Company is the sole manufacturer of tubular, seamless printing sleeves for use on Goss International Corporation’s (formerly Heidelberg Web Systems) “gapless” web offset presses.

The Company produces consumable products for digital printing presses. Sales of these products are expected to grow as digital printing presses are sold that utilize these products. The Company is evaluating the production of other prototypes for new short-run color printing processes in conjunction with leading OEMs.

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

Chemical Products has developed products that speed wash-up, color changes and blanket and roller maintenance. All are formulated to reduce downtime and improve productivity. Roller and blanket washes are used to remove ink and glaze from the surface of the rollers and blankets on the printing press. Chemical Products makes over 25 washes, grouped into five different categories: premium, environmental, general purpose, fast drying and specialty. Chemical Products is a market leader in the area of environmentally friendly washes.

Chemical Products has created a family of fountain solutions, which are used to prevent ink from migrating to non-print areas of the printing plate, to cover all requirements from high-speed web printing presses down to small offset duplicating printing presses. The fountain solutions and fountain additives are adjusted for water condition and properly balanced and fortified to improve print quality and press productivity. Chemical Products has created a line of alcohol-free fountain solutions formulated to eliminate the use of isopropyl alcohol from the process, thus improving the pressroom environment.

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

Chemical Products also manufactures the patented Kompac Dampening System and other mechanical devices for offset printing presses. Chemical Products manufactures six different Kompac Dampening Systems models to fit more than eight different presses, both for new and retrofit applications. Kompac Dampening Systems consume other products manufactured by Chemical Products, such as fountain solutions.

Flexographic Products manufactures a wide array of sleeves used in the flexographic printing process under the Rotec name. Rotec gained industry prominence in 1993 with the introduction of the compressible sleeve, a product innovation enabling flexographic printers to achieve higher levels of print quality. The base technology for the flexographic sleeve has the potential for use in other printing segments as well (e.g., gravure and offset), which may expand the market segments for sleeve technology. The Company has entered into an exclusive agreement with E. I. du Pont de Nemours and Company to develop and manufacture an “in-the-round” sleeve under the Cyrel® brand name for flexographic presses. The Company will manufacture sleeves with a seamless photopolymer plate using DuPont’s proprietary Cyrel photopolymer technology.

Sales and Distribution

Image Transfer has adopted an integrated approach to product development, marketing, sales and distribution. The Company’s sales professionals, located throughout the world, develop and cultivate strong customer relationships and possess superior technical expertise. In certain regions, independent sales representatives and distributors complement the Company’s sales force.

Image Transfer’s sales force calls directly on end-users and promotes the quality and technical features of the Company’s products to pressroom foremen, purchasing agents, plant managers and press operators. Depending on the market and product, the end-users can then order directly from the Company or through authorized converters or dealers. Image Transfer distributes a majority of its products through its own converting operation (NDI) as well as through a large network of independent converters, who buy and cut printing blanket rolls to customized orders, and dealers and sub-dealers who buy finished products, store inventory and hold receivables. Converters are value-added dealers who typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. The Company believes that it has one of the most effective networks of converters and dealers in the industry. While the Company distributes a substantial portion of its products directly to end-users, the sales force supports and works closely with independent converters and dealers through joint calling efforts on end-users and training programs. In addition, sales and technical associates work directly with large end-users to identify the printing blankets and sleeves that best suit a printer’s particular needs and to formulate solutions to complex printing problems. NDI distributes products manufactured by the Company, as well as other blanket manufacturers.

Textile Products

The Textile Products segment manufactures highly engineered rubber rollers, known as cots, and flexible belts, known as aprons, for utilization on yarn spinning machinery, which produces yarn used in the apparel, home furnishing, carpet and industrial fabric industries. In addition, the Company manufactures consumable aprons used to apply sizing to fiberglass filament during the glass-forming process. As a result of continuing technological improvements in automated high-speed spinning frames, customers continue to demand cots and aprons of higher quality and greater flexibility to meet their specialized needs and are typically willing to pay a premium for cots and aprons that meet their value equation. The Company is known as a leader in technological innovation and quality and has the broadest line of spinning cots and aprons of any global cots and aprons manufacturer.

Products

The Company offers its customers both general purpose and specialty cots and aprons recognized in the global marketplace under the DAYtex® and Accotex® brand names, with over 4,000 different SKUs. General-purpose cots and aprons include a full line of products designed for “short staple” fibers (such as cotton) and “long staple” fibers (such as wool), while specialty cots and aprons include glass-forming aprons, cordless aprons and drawing cots. The Company provides high-quality, precision-engineered products that deliver superior value to its customers. As a result, Textile Products has been an industry leader in quality and performance, allowing the Company to command premium pricing for its products.

Because of changes in the spinning process, increasing machine speeds and other rigorous process demands, spinning industry suppliers are constantly challenged to improve the precision, quality and consistency of their products. The Company continues to introduce highly engineered cots and aprons targeted to the texturing, high-speed ring and air-jet spinning markets and to the quickly growing compact spinning market. Products such as aluminum-lined cots provide improved rigidity and tolerance and have been widely accepted in the marketplace. Cots and aprons for these applications face ever-increasing performance and durability demands and DAYtex and Accotex products have been acknowledged as being technical leaders in these applications.

Other products and services include ribbons (take-up roll covering), various other accessories and reconditioning services.

Textile Products’ product development has allowed the Company to diversify into new markets. The Company’s glass-forming aprons are used to make glass fiber from liquid glass, and texturizing aprons are used to finish certain types of synthetic filaments. Textile Products also manufactures and markets rubber shrinkage belts for use in fabric pre-shrinking processes, such as those used for denim, as well as rubber-covered industrial rollers for textile and other industrial applications.

Sales and Distribution

The Company believes that the quality, technical proficiency and experience of its Textile Products sales force distinguishes its marketing efforts from those of competitors. Textile Products’ sales professionals have extensive knowledge of the spinning and weaving process. The sales force, located throughout the world (including Europe, China and the United States), markets its products directly to end-users, primarily textile mills, and original equipment manufacturers. In certain regions, independent sales representatives complement the Company’s sales force.

Raw Materials

Rubber polymers are a key component in most of the products of Transfer Media and Textile Products. The Chemical Products division purchases approximately 200 different raw materials from a variety of key national suppliers, and holds supply agreements with many of them. However, no single supplier accounts for more than 10% of total raw material costs. The largest raw material component for Chemical Products is petroleum distillates, such as aliphatics and aromatics. Raw material purchases accounted for approximately 50% of cost of goods sold for the Company’s products during 2004, 2003 and 2002. Various fabrics and rubber represented approximately 30% of all raw materials purchased in each of 2004, 2003 and 2002. The Company has developed contingency plans to address supply line disruptions, including identifying alternative sources and maintaining a safety stock of critical raw materials.

The Company is exposed to fluctuations in petroleum prices on certain raw material costs and historically has been able to pass on price increases to customers.

The Company purchases its raw material requirements from a number of suppliers on a purchase order basis, and the Company believes that there are sufficient sources of supply for the foreseeable future.

Research and Development

The research and development staff is focused on current product and process improvement efforts, as well as development of new consumables for future Image Transfer and Textile Products processes. The Company’s active patents have been important to its existing product line, and increased emphasis is being placed on new product technologies. Active efforts to obtain additional patents are underway on a variety of technologies, including certain process patents.

In addition to its extensive patent and trademark portfolio, the Company has a variety of working agreements with key partners in the image transfer business. These agreements and other efforts with original equipment manufacturers may stimulate proprietary processes and additional patent applications. In 2004, Heidelberger Druckmaschinen AG sold their web offset press business to Goss International Corporation and their 50%-ownership in Nexpress Solutions LLC to Eastman Kodak Co. The Company has long-standing relationships with both of these companies and expects these relationships to continue.

Competition

The Company competes with a number of manufacturers in the image transfer and textile components industries, with the main competitive factors being quality, performance, service and price. The Company competes with a number of manufacturers of offset printing blankets, including Reeves International, Incorporated (“Reeves”), Polyfibron Technologies, Inc. (“Polyfibron”), a subsidiary of MacDermid, and Kinyosha Printing Company, Ltd. Chemical Products competes with a number of manufacturers of pressroom chemicals, of which the principal competitors are Anchor Chemical Company, Rycoline, Inc. (acquired by Sun Chemical Corporation in 2004) and Printers’ Service (PRISCO). In the United States, NDI competes with several distributors, many of which are customers of the Company. Rotec’s principal competitors are Rossini S.p.A., Polywest Kunststofftechnik, and Axcyl Inc., a subsidiary of Polyfibron. Accel Graphics, a division of Parmarco Technologies Inc., is the only main competitor to the Kompac line.

In Textile Products, the Company competes with manufacturers such as Hokushin Corporation, Yamauchi Corp. and Berkol, a division of Huber+Suhner AG.

Some of the Company’s competitors may have greater financial and other resources than the Company and may consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.

International Operations

The Company’s principal international manufacturing facilities are located in Dundee, Scotland (Transfer Media), Ahaus, Germany (Flexographic Products), Manchester, England (Chemical Products) and Münster, Germany (Textile Products). In addition, the Company maintains facilities in Australia, Brazil, Czech Republic, China/Hong Kong, France, Germany, Italy, Malaysia, Mexico and Russia.

The Company manufactures and markets its products worldwide through several international subsidiaries and independent agents. The Company’s worldwide operations are subject to the risks normally associated with international operations including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges, and the modification or introduction of other governmental policies with potentially adverse effects.

Approximately 48% of the Company’s 2004 sales were derived from products sold to customers outside the United States. This has decreased from 53% in 2003 and 49% in 2002, primarily as a result of the acquisition of NDI at the end of 2003 with substantially all of NDI’s sales generated in the United Sates. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company’s ability to meet interest and principal obligations on its U.S. dollar-denominated debt. The Company periodically enters into forward foreign exchange contracts to protect it against a portion of such foreign exchange movements.

Environmental Matters

The Company’s facilities in the United States are subject to federal, state and local environmental laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. International facilities are subject to their respective countries’ federal and local environmental requirements, as well as the environmental requirements promulgated by the European Union, where applicable. The Company has made, and will continue to make, expenditures to comply with current and future environmental requirements. Environmental requirements are becoming increasingly stringent, and therefore the Company’s expenditures for environmental compliance may increase in the future.

Based on environmental assessments conducted by independent environmental consultants, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company. However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company’s operations involve the handling of toluene and other hazardous substances, and if a release of hazardous substances occurs on or from the Company’s facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

On July 11, 2002, the United States Environmental Protection Agency issued the proposed Maximum Achievable Control Technology (“MACT”) standard for the Printing source category. This MACT standard is applicable to sources located at the Company’s U.S. operations. The MACT requirements were placed into effect on March 15, 2003. The primary effect of this rule will be to require implementation of additional air emission monitoring systems at the Company’s U.S. facilities. These rules will require certain modifications to the plant facilities over the next two years that will total approximately $2.0 million for U.S. operations.

Associates

The Company currently employs approximately 1,470 full-time associates worldwide, of which approximately 770 are employed in the United States and Canada. The Company’s associates in Dundee, Scotland, and Münster, Germany, are represented by labor unions. In January 2004, the labor union in Dundee entered into a new three-year collective bargaining agreement with the Company, expiring on December 31, 2006. The labor union in Münster has entered into collective bargaining agreements with the Company pertaining to general working conditions and to salaries and wages. The agreement as to general working conditions expires December 31, 2006, and the agreement as to salaries and wages expires June 30, 2005. None of the Company’s U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate’s total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

As noted below, the Company operates state-of-the-art, manufacturing facilities strategically located throughout the world. The Company believes that it has sufficient capacity at its manufacturing facilities to meet its production needs for the foreseeable future, and further believes that all its sales worldwide can be sourced through these facilities. A majority of the Company’s manufacturing facilities are ISO certified. The Company’s significant facilities are listed below:

		Size	Owned/
Location	Segment	(Sq. Ft.)	Leased
Manufacturing:
Addison, Illinois	Image Transfer	38,600	Owned
Asheville, North Carolina	Image Transfer	240,600	Owned
Fairfield, New Jersey	Image Transfer	19,900	Leased
Greenville, South Carolina	Textile Products	85,200	Owned
Houston, Texas	Image Transfer	64,000	Owned
Three Rivers, Michigan	Image Transfer	58,000	Owned
West Chester, Ohio	Image Transfer	14,500	Owned
Ahaus, Germany	Image Transfer	36,200	Owned
Chrastava, Czech Republic	Image Transfer	9,300	Owned
Dundee, Scotland	Image Transfer	184,300	Owned
Foshan, China	Image Transfer	19,000	Leased
Kuala Lumpur, Malaysia	Image Transfer	8,300	Leased
Manchester, England	Image Transfer	66,000	Owned
Melbourne, Australia	Image Transfer	28,700	Owned
Münster, Germany	Textile Products	79,600	Leased
Parana, Brazil	Image Transfer	10,800	Leased
Warehouse/Converting:
Cleveland, Ohio	Image Transfer	37,800	Leased
Covington, Georgia	Image Transfer	8,100	Leased
Eagan, Minnesota	Image Transfer	10,500	Leased
Hanover, Massachusetts	Image Transfer	20,000	Leased
Little Elm, Texas	Image Transfer	16,200	Leased
Monrovia, California	Image Transfer	25,900	Leased
Nashville, Tennessee	Image Transfer	5,000	Leased
Rockland, Massachusetts	Image Transfer	26,700	Leased
Rochdale, England	Image Transfer	5,800	Leased
Lerma, Mexico	Image Transfer	15,900	Owned
Milan, Italy	Textile Products	1,500	Leased
Moscow, Russia	Image Transfer	1,000	Leased
Paris, France	Image Transfer	23,400	Leased
Reutlingen, Germany	Image Transfer	19,400	Leased
Sales Office:
Dayton, Ohio	Corporate/Image Transfer	13,800	Leased
Albavilla, Italy	Image Transfer	400	Leased
Hong Kong, China	Image Transfer	8,000	Leased
Hong Kong, China	Textile Products	600	Leased
Lugano, Switzerland	Image Transfer	800	Leased
Tokyo, Japan	Image Transfer	600	Leased
Willich, Germany	Image Transfer	5,500	Leased

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company’s business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the holders of the 12-1/4% Senior Exchangeable Preferred Stock due 2010 (the “Exchangeable Preferred Stock”) was held on October 29, 2004. At the meeting two directors were elected in accordance with the terms of the Certificate of Designation of the Exchangeable Preferred Stock that allow for the election of two directors by the holders of Exchangeable Preferred Stock, voting as one class, if the dividends on the Exchangeable Preferred Stock are in arrears and unpaid (and in the case of dividends payable after March 15, 2003, are not paid in cash) for four consecutive quarterly periods. The results of the election are as follows:

	Votes	Votes	Votes
	For	Against	Withheld
Sean W. Brophy	41,947	0	22,038
Carl J. Crosetto	41,947	0	22,038

Each of the following director’s term of office continued after the meeting: William C. Ferguson, Matthew C. Kaufman, Neal Moszkowski, Philip Raygorodetsky, Christopher A. White, and Dennis R. Wolters.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2005, there were 19 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement that all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary financial data of the Company for each of the five fiscal years in the period ended December 31, 2004.

	2004	2003	2002	2001	2000
	(a)	(a)(b)
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$362,707	$288,987	$259,948	$254,146	$280,573
Gross profit	132,674	105,169	95,522	91,159	109,556
Operating profit	50,729	39,860	38,122	26,662	46,514
Income (loss) before cumulative effect of change in accounting principle	(10,021)	(6,373)	9,182	(5,108)	6,902
Cumulative effect of change in accounting principle			616
Net income (loss)	(10,021)	(6,373)	9,798	(5,108)	6,902
Net loss available to common shareholders	(10,021)	(16,041)	(7,493)	(20,066)	(6,038)
Other Financial Data:
Capital expenditures	$10,433	$6,874	$8,264	$12,983	$10,324
Depreciation	10,501	9,309	8,197	7,308	7,319
Amortization	4,984	6,303	6,332	9,972	9,932
Balance Sheet Data (at end of period):
Fixed assets, net of accumulated depreciation	$74,735	$74,167	$74,319	$72,216	$69,484
Total assets	370,235	371,540	319,877	317,004	330,492
Long-term and subordinated long-term debt (including current maturities)	252,390	279,820	252,145	263,831	268,270
Redeemable preferred stock	169,805	146,649	126,646	109,354	94,396
Stockholders’ equity (deficit)	(136,018)	(127,724)	(119,450)	(115,918)	(94,443)

(a)	Effective July 1, 2003, the Company adopted SFAS No. 150 and recorded dividends on the redeemable preferred stock as interest expense subsequent to adoption. Preferred stock dividends included in interest expense were $23,156 in 2004 and $10,336 for the period from July 1, 2003 through December 31, 2003.

(b)	The Company acquired NDI as of November 24, 2003. The statement of operations data includes the results of this acquisition from the date of acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with “Selected Financial Data” and “Financial Statements and Supplementary Data” and notes thereto included elsewhere in this report.

On November 24, 2003, Network Distribution International (“NDI”) was acquired. Its results of operations are included in the Company’s consolidated results of operations for the period subsequent to the acquisition. Accordingly, the results of operations for historical as well as future periods may not be comparable to prior periods.

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
	(Dollars in millions)
Net sales	$362.7	100.0%	$289.0	100.0%	$259.9	100.0%
Cost of goods sold	230.0	63.4	183.8	63.6	164.4	63.3

Gross profit	132.7	36.6	105.2	36.4	95.5	36.7
SG&A	80.9	22.3	63.5	22.0	55.5	21.3
Restructuring costs					0.1	0.0
Amortization of intangibles	0.1	0.0	0.8	0.3	0.8	0.3
Management fees and expenses	1.0	0.3	1.0	0.3	1.0	0.4

Operating profit	$50.7	14.0%	$39.9	13.8%	$38.1	14.7%

Comparison of Results of Operations

Year Ended December 31, 2004, compared to Year Ended December 31, 2003

Net sales increased $73.7 million (25.5%) to $362.7 million, primarily as a result of sales from businesses acquired in 2003, higher sales volumes in the United States and Europe and favorable changes in foreign currency rates. Sales in 2004 include $44.4 million of sales from businesses acquired in 2003. Sales in 2004 were positively affected by increased sales volumes of $9.6 million in the United States, increased sales volume of $3.1 million in Europe and $13.4 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars. Image Transfer’s sales increased $73.1 million (30.4%) to $313.7 million. Image Transfer’s sales were positively affected by sales from business acquisitions in 2003 of $44.4 million, increased sales volumes of $9.3 million in the United States, increased sales volumes of $5.4 million in Europe and $10.8 million as a result of the effect of changes in foreign currency rates. The higher U.S. Image Transfer sales volume was primarily as a result of higher sales volumes in blankets, offset sleeves, flexographic sleeves and digital products. European sales volume increased primarily from growth of chemical products in the United Kingdom and Germany, transfer media products in Germany and flexographic products. Textile Products’ sales increased $0.6 million (1.2%) to $49.0 million, primarily as a result of slightly higher sales volume in the United States of $0.3 million and by favorable foreign currency rate changes of $2.6 million, offset by lower sales volume in Europe of $2.3 million. European Textile Products’ sales volumes were lower in 2004 compared to 2003, primarily as a result of lower demand from original equipment manufacturers (“OEMs”), in line with the OEMs own reduced level of business activity. OEM sales in 2004 continued at a relatively strong level, but were not at the unusually high level of 2003. Lower demand from textile mills in Europe also contributed to the shortfall.

Gross profit increased $27.5 million (26.2%) to $132.7 million. Foreign currency rate changes increased gross profit by $5.2 million. As a percentage of net sales, gross profit increased to 36.6% for 2004, compared to 36.4% for 2003. The improvement in gross profit as a percentage of sales is a result of improved manufacturing performances offset by the effect of the NDI acquisition in 2003, as that business historically had lower gross profit percentages than Day’s other businesses.

Selling, general and administrative expense (“SG&A”) increased $17.4 million (27.4%) to $80.9 million, primarily as a result of SG&A associated with businesses acquired of $8.9 million and changes in foreign currency rates. Changes in foreign currency rates increased SG&A costs by $2.8 million compared to 2003. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs resulting from higher sales levels. As a percentage of net sales, SG&A increased slightly to 22.3% from 22.0%.

Operating profit increased $10.9 million (27.3%) to $50.7 million. As a percentage of net sales, operating profit increased to 14.0% for 2004, from 13.8% for 2003. Image Transfer’s operating profit increased $8.6 million (20.6%) to $50.3 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer’s operating profit decreased to 16.0% for 2004, from 16.7% in 2003. The decline in operating margin as a percentage of sales is a result of substantially lower operating margins on NDI’s distribution business than Day’s historical margins on manufactured products offset by improved manufacturing performances. Textile Products’ operating profit increased $2.4 million (55.6%) to $6.6 million. As a percentage of net sales, Textile Products’ operating profit increased to 13.5% for 2004, from 8.8% in 2003. Lower selling and administrative costs in the United States and improved manufacturing performance in Europe favorably affected Textile Products’ operating profit in 2004 compared to 2003.

Other (income) expense was $(2.8) million and $3.0 million for 2004 and 2003. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries conducting business in other than their functional currencies as well as a result of intercompany financing arrangements. Other (income) expense includes a loss of $1.8 million in 2004 on the mark-to-market of the euro-denominated Tranche A Term Loan and a gain of $0.4 million on the sale of fixed assets. Other expense in 2003 included a loss of $3.2 million on the mark-to-market of the euro-denominated Tranche A Term Loan, a loss of $1.1 million from the sale of the South African business, and a gain of $0.9 million from the sale of excess land in Mauldin, South Carolina.

The effective tax rate was 219.6% in 2004. The Company recorded income tax expense on a loss before income taxes in 2003. The effective tax rate is affected by the adoption of SFAS No. 150 and the non-deductible preferred stock dividends now reflected as interest expense. The effective tax rate in 2004 is further affected by foreign-sourced dividends and income taxable in the United States and non-deductible expenses.

In 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted. The Jobs Act provides a deduction with respect to U.S. manufacturing activities, allows for tax-favored repatriation of offshore earnings and makes numerous changes to various tax rules. The Company’s ability to take advantage of certain provisions of the Jobs Act is limited because of the U.S. net operating loss carryforward position of the Company and because of various restrictions in the Company’s debt agreements. For these reasons, the Company does not believe that the Jobs Act will have a material effect on the Company’s tax expense or cash flows over the next several years.

In 2004, the FASB issued SFAS No. 123 (Revised), Share-based Payments. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement will have no effect on the cash flows of the Company, or the Company’s compliance with its debt covenants. Net income (loss) after the adoption will be affected by the stock option expense that was previously only disclosed. The Company has elected to adopt this Statement effective January 1, 2005. Pre-tax stock option expense is estimated to be $1.2 million for the year ending December 31, 2005.

In 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that the Company’s redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Therefore, since the third quarter of 2003, the Company has reflected the redeemable preferred stock as long-term debt and accrued dividends are shown as interest expense. The adoption of this statement had no effect on the net loss available to common shareholders, cash flows of the Company or the Company’s compliance with its debt covenants.

Year Ended December 31, 2003, compared to Year Ended December 31, 2002

Net sales increased $29.0 million (11.2%) to $289.0 million, primarily as a result of favorable changes in foreign currency rates and higher sales volumes in Europe. Sales in 2003 include $6.6 million of incremental sales subsequent to the date of acquisitions. Sales in 2003 were positively affected by $17.0 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars and increased sales volumes of $2.3 million in the United States and $4.0 million in Europe. Image Transfer’s sales increased $28.9 million (13.7%) to $240.5 million. Image Transfer’s sales were positively affected by sales from business acquisitions in 2003 of $6.6 million, $12.2 million as a result of the effect of changes in foreign currency rates and increased sales volumes of $5.9 million in the United States and $5.0 million in Europe. The higher U.S. Image Transfer sales volume was primarily as a result of higher sales volumes across substantially all product lines. Europe sales volume increased primarily from market share gains in the chemical products business in the United Kingdom and Germany. Textile Products’ sales increased $0.1 million (0.2%) to $48.4 million. Foreign currency rate changes positively affected Textile Products’ sales by $4.7 million. Textile Products’ sales decreased as a result of decreased volume of $3.6 million in the United States and $1.0 million in Europe and export markets. The lower U.S. Textile Products sales volume is primarily due to reduced demand in the U.S. textile industry as a result of weak consumer demand for textile and apparel products coupled with increased imports of low cost goods from Asia and South America. The ongoing restructuring of the U.S. textile manufacturing industry has resulted in further consolidation and closure of yarn spinning mills as well as weaving facilities. Weak sales have forced textile manufacturers to cut expenses and reduce inventories, which have had a direct effect on reducing Textile Products’ sales.

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

Operating profit increased $1.7 million to $39.9 million. As a percentage of net sales, operating profit was 13.8% for the year ended December 31, 2003, compared to 14.7% in 2002. Image Transfer’s operating profit increased $4.2 million (11.2%) to $41.7 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer’s operating profit decreased to 17.4% for the year ended December 31, 2003, compared to 17.7% in 2002, primarily as a result of higher development costs for new products. Textile Products’ operating profit decreased $2.2 million (34.5%) to $4.3 million. As a percentage of net sales, Textile Products’ operating profit was 8.8% for the year ended December 31, 2003, compared to 13.5% in 2002. Textile Products’ operating profit was adversely affected by under absorbed fixed overhead costs resulting from lower U.S. production volumes and by costs related to write-off of non-productive equipment.

Other expense was $3.0 million in 2003, compared to other income of $1.9 million in 2002. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries conducting business in other than their functional currencies as well as a result of intercompany financing arrangements. Other expense in 2003 includes a loss of $3.2 million on the mark-to-market of the euro-denominated Tranche A Term Loan, a loss of $1.1 million from the sale of the South African business and a gain of $0.9 million from the sale of excess land in Mauldin, South Carolina.

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

As of January 1, 2002, the Company adopted SFAS Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets and ceased recording amortization of goodwill of approximately $3.7 million per year and recognized pre-tax income of $1.0 million for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the acquisition of the textile products operations of Armstrong World Industries, Inc.

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

Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $9.5 million and $15.9 million at December 31, 2004 and 2003. These contracts generally have terms of three to twelve months. At December 31, 2004 and 2003, the Company had outstanding €20.4 million and €25.8 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared to the U.S. dollar. Foreign currency gains (losses), included in other (expense) income-net, were $2.5 million in 2004, $(2.6) million in 2003 and $1.3 million in 2002. Based on the Company’s overall foreign currency exchange rate exposure at December 31, 2004, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of approximately $2.9 million. If the forward contracts and the euro-denominated Tranche A Term Loan were aggregated with the Company’s other exposures, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of $0.7 million.

Interest Rate Risks

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2003, the Company entered into a $25 million interest rate swap to swap a portion of the Company’s variable rate debt to fixed rates. The swap expires in September 2006. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2005, although there can be no assurance that interest rates will not materially change.

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

The Company’s expenditures for plant, property and equipment were $10.4 million in 2004, $6.9 million in 2003 and $8.3 million in 2002. The Company believes that capital expenditures of $9.0 million to $12.0 million annually over the next several years will be sufficient to maintain its leading market position. The Company expects to fund these capital expenditures from cash flow from operations.

The Company is highly leveraged. At December 31, 2004, the Company’s aggregate indebtedness is $252.4 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $79.4 million and the Convertible Preferred Stock is $91.4 million. The Exchangeable Preferred Stock may be exchanged for Exchange Debentures subject to certain conditions. See Note G of the Notes to the Consolidated Financial Statements.

The Senior Secured Credit Facility is repayable as follows: $4.5 million in 2005, $6.7 million in 2006, $10.8 million in 2007, $35.8 million in 2008 and $79.2 million in 2009. Prepayments on the Term Loans are applied pro rata to all maturities. If the Company does not refinance the 9 1/2% Senior Subordinated Notes prior to September 15, 2007, then any amounts outstanding under the Senior Credit Facility will be immediately due and payable. The Senior Secured Credit Facility is secured by the assets of the Company and its domestic subsidiaries, as well as 65% of the stock of each international subsidiary. As of December 31, 2004, the Company had $18.9 million available under the Revolving Credit Facility.

The level of the Company’s indebtedness could have important consequences including: (i) a substantial portion of the Company’s cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company’s ability to obtain additional debt or other financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited; (iii) the Company’s level of indebtedness could limit its flexibility in reacting to changes in its industries and economic conditions generally.

The Company’s ability to pay principal and interest on its debt obligations and dividends on the Exchangeable Preferred Stock and the Convertible Preferred Stock will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Revolving Credit Facility or a successor facility. The Company anticipates that its operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditures and to service its debt requirements as they become due. However, there can be no assurance that the Company’s cash flow, availability under the Revolving Credit Facility and other capital resources will be sufficient for payment of principal and interest on its indebtedness, for the payment of periodic cash dividends on the Exchangeable Preferred Stock or the Convertible Preferred Stock, for any redemption of the Exchangeable Preferred Stock or the Convertible Preferred Stock for cash, or if the Exchange Debentures have been issued, the payment of principal of or cash interest on the Exchange Debentures. If the Company’s cash flow, availability under the Revolving Credit Facility and other capital resources are insufficient to fund the Company’s debt service obligations, the Company may be forced to reduce or delay capital expenditures, to sell assets, to restructure or refinance its indebtedness, or to seek additional equity capital. There can be no assurance that any of such measures could be implemented on satisfactory terms, or if implemented, would be successful or would permit the Company to meet its debt service obligations.

The Senior Secured Credit Facility, the 2008 Indenture and the certificates of designation for the Preferred Stocks contain a number of significant covenants that restrict the operations of the Company. For example, under the Senior Secured Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charges coverage ratio, maximum leverage ratio, senior leverage ratio and interest coverage ratio. There can be no assurance that the Company will be able to comply with any such covenants or restrictions in the future. The Company’s ability to comply with such covenants and restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Senior Secured Credit Facility and/or the 2008 Indenture that would permit the lenders to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Revolving Credit Facility to make further extensions of credit could be terminated.

The occurrence of certain events that would constitute a Change of Control may result in a default, or otherwise require repayment of indebtedness, under the Senior Secured Credit Facility and the 2008 Indenture, and redemption of the Exchangeable Preferred Stock and the Convertible Preferred Stock or, in the case of the Exchange Debentures, repayment of indebtedness under the Exchange Debentures. In addition, the Senior Secured Credit Facility prohibits the repayment of indebtedness under the 2008 Indenture by the Company in such an event, unless and until such time as the indebtedness under the Senior Secured Credit Facility is repaid in full. The Company’s failure to make such repayments in such instances would result in a default under the Senior Secured Credit Facility. The inability to repay the indebtedness under the Senior Secured Credit Facility, if accelerated, would also constitute an event of default under the 2008 Indenture, which could have materially adverse consequences to the Company and to the holders of the Notes under the 2008 Indenture. Future indebtedness of the Company may also contain restrictions or repayment requirements with respect to certain events or transactions that could constitute a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Senior Secured Credit Facility or the 2008 Indenture, the Exchangeable Preferred Stock or the Exchange Debentures, as the case may be, or with respect to the Convertible Preferred Stock.

The Company does not have transactions, arrangements or relationships with special-purpose entities and the Company does not have any off-balance-sheet debt except as disclosed in the notes to the consolidated financial statements.

In 2001 the Company suspended its U.K. pension plan and intends to settle the remaining obligation in 2005. As of December 31, 2004, the settlement will require an additional contribution of approximately $2.9 million and will result in a pre-tax settlement loss of approximately $0.7 million. These amounts are subject to change as a result of the final determination of the amount of the obligation and the value of the plan assets at the date of the settlement.

Environmental Expenditures

The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 2004, 2003 and 2002 it spent $0.1 million, $0.1 million and $0.2 million in capital expenditures for solvent recovery, wastewater treatment, air monitoring and related projects to comply with environmental requirements.

On July 11, 2002, the United States Environmental Protection Agency issued the proposed Maximum Achievable Control Technology (“MACT”) standard for the Printing source category. This MACT standard is applicable to sources located at the Company’s U.S. operations. The MACT requirements were placed into effect on March 15, 2003. The primary effect of this rule will be to require implementation of additional air emission monitoring systems at the Company’s U.S. facilities. These rules will require certain modifications to the plant facilities over the next two years that will total approximately $2.0 million for U.S. operations. Capital expenditures relating to environmental matters are anticipated to be approximately $1 million in 2005.

Based on environmental assessments conducted by independent environmental consultants, the Company believes that its operations are currently in compliance with environmental laws and regulations, except as would not be expected to have a material adverse effect on the Company.

However, there can be no assurances that environmental requirements will not change in the future or that the Company will not incur significant costs in the future to comply with such requirements. In addition, the Company’s operations involve the handling of solvents and other hazardous substances, and if a release of hazardous substances occurs on or from the Company’s facilities, the Company may be required to pay the cost of remedying any condition caused by such release, the amount of which could be material.

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

Accounts Receivable Allowances–Reserves for product returns are calculated based upon historical experience. Allowances for doubtful accounts are determined by applying historical experience with consideration given to the condition of the economy and evaluation of specific accounts. Other allowances are calculated based on negotiated agreements with customers.

Inventory Valuation– Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Reserves for obsolete and slow-moving inventory are determined based on the lower of cost or market method. Market value is determined based on management’s estimate of selling price less selling costs.

Recoverability of Long-lived Assets–Recoverability of goodwill is tested at least annually in accordance with SFAS No. 142 using the present value of estimated future cash flows. Other long-lived assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 by determining whether the amortization of the assets over their remaining lives can be recovered through projected undiscounted cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows.

Retirement and Other Postretirement Benefits–Retirement and other postretirement benefit costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s retirement and other postretirement obligations and future expense. See Notes M and N to the Consolidated Financial Statements for further detail on the assumptions used.

Realization of Deferred Tax Assets–Realization of net operating loss carryforwards and other deferred tax assets is determined in accordance with the appropriate accounting guidance in SFAS No. 109. Realization of the deferred tax assets is periodically evaluated using expected future reversals of existing temporary differences, future taxable income resulting principally from the characterization of cash flow from international subsidiaries as dividends taxable in the United States and the effects of lower interest expense from lower outstanding debt levels as debt service requirements are met.

For further information regarding our accounting policies, see Note B to the Consolidated Financial Statements.

Contractual Obligations

The Company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the Company as of December 31, 2004, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in the footnotes to the consolidated financial statements of the company. Disclosures regarding the amounts due under purchase obligations for capital expenditures are also included below. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations related to normal and recurring purchase orders are not included, as the Company does not enter into long-term agreements that would represent purchase obligations. Any short-term purchase order that might meet the definition of purchase obligation is only entered into for a reasonable period of time for quantities to be used within normal operating conditions.

		Less than	2 - 3	4 - 5	After
	Total	one year	years	years	five years
	(Dollars in thousands)
Contractual Obligation:
Long-term debt	$251,951	$4,452	$17,477	$230,022	$0
Redeemable preferred stock	170,814	0	0	0	170,814
Capital lease obligation	1,396	124	270	302	700
Operating leases	4,819	2,436	1,292	752	339
Purchase obligations for capital expenditures	426	426	0	0	0

Total	$429,406	$7,438	$19,039	$231,076	$171,853

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Day International Group, Inc.:

We have audited the accompanying consolidated balance sheets of Day International Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Day International Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note E, in 2002 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets.

As discussed in Note G, in 2003 the Company changed its method of accounting for redeemable preferred stock in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

ERNST & YOUNG LLP

Dayton, Ohio
March 24, 2005

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$843	$726
Accounts receivable:
Trade (less allowance for doubtful accounts)(Note C)	50,451	42,809
Other	1,516	1,878
Inventories (Note D)	50,334	48,652
Prepaid expenses and other current assets	6,204	6,082
Deferred tax assets (Note I)	11,608	6,799

Total current assets	120,956	106,946

PROPERTY, PLANT AND EQUIPMENT:
Land	4,479	4,084
Buildings and improvements	30,655	28,328
Machinery and equipment	96,093	86,978
Construction in progress	5,100	4,306

	136,327	123,696
Less accumulated depreciation	(61,592)	(49,529)

	74,735	74,167

OTHER ASSETS:
Goodwill (Note E)	143,444	142,580
Intangible assets (Note E)	18,842	23,223
Deferred tax assets (Note I)	298	12,039
Other assets	11,960	12,585

	174,544	190,427

TOTAL ASSETS	$370,235	$371,540

The accompanying notes are an integral part of the consolidated financial statements.

	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11,020	$7,563
Accrued associate-related costs	12,672	12,004
Other accrued expenses	14,204	11,739
Income taxes payable	3,381	2,449
Interest payable	3,209	3,229
Current maturities of long-term debt and capital lease (Note F)	4,576	3,489

Total current liabilities	49,062	40,473
LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note F)	247,814	276,331
DEFERRED TAX LIABILITIES (Note I)	3,294	3,087
OTHER LONG-TERM LIABILITIES (Notes L, M and N)	36,278	32,724
REDEEMABLE PREFERRED STOCK (Note G)	169,805	146,649

STOCKHOLDERS’ EQUITY (DEFICIT) (Note L):
Common Shares, $.01 per share par value, 100,000 shares authorized, 23,323 and 23,298 shares issued and outstanding	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,772)
Retained earnings (deficit)	(75,201)	(65,180)
Accumulated other comprehensive income (loss) (Note H)	7,855	6,227

Total stockholders’ equity (deficit)	(136,018)	(127,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$370,235	$371,540

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands)

	2004	2003	2002
NET SALES	$362,707	$288,987	$259,948

COST OF GOODS SOLD	230,033	183,818	164,426

GROSS PROFIT	132,674	105,169	95,522

SELLING, GENERAL AND ADMINISTRATIVE	80,911	63,493	55,472
RESTRUCTURING COSTS (Note O)			118
AMORTIZATION OF INTANGIBLES	34	816	810
MANAGEMENT FEES (Note K)	1,000	1,000	1,000

OPERATING PROFIT	50,729	39,860	38,122

OTHER EXPENSES:
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $1,775, $2,313 and $2,347 in 2004, 2003 and 2002 and loss on extinguishment of debt of $2,783 in 2003)	21,985	28,655	26,759
Redeemable preferred stock (including amortization of discount and issuance costs of $188 and $94 in 2004 and 2003) (Note G)	23,156	10,336
Other expense (income)—net	(2,791)	3,042	(1,869)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	8,379	(2,173)	13,232

INCOME TAXES (Note I)	18,400	4,200	4,050

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(10,021)	(6,373)	9,182

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX BENEFIT OF $394) (Note E)			616

NET INCOME (LOSS)	(10,021)	(6,373)	9,798

PREFERRED STOCK DIVIDENDS (Note G)		(9,574)	(17,103)
AMORTIZATION OF PREFERRED STOCK DISCOUNT AND ISSUANCE COSTS		(94)	(188)

NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(10,021)	$(16,041)	$(7,493)

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollar amounts in thousands)

					Accumulated
				Retained	Other	Comprehensive
	Common Shares		Contra	Earnings	Comprehensive	Income
	Shares	Amount	Equity	(Deficit)	Income (Loss)	(Loss)
December 31, 2001	23,298	$1	$(68,772)	$(41,646)	$(5,501)

Net income				9,798		$9,798
Preferred stock dividends				(17,103)
Amortization of preferred stock discount and issuance costs				(188)
Minimum pension liability adjustment (net of tax of $43)					(64)	(64)
Foreign currency translation adjustment					4,046	4,046
Unrealized loss on cash flow hedges (net of tax of $13)					(21)	(21)

December 31, 2002	23,298	1	(68,772)	(49,139)	(1,540)	$13,759

Net loss				(6,373)		$(6,373)
Preferred stock dividends				(9,574)
Amortization of preferred stock discount and issuance costs				(94)
Minimum pension liability adjustment (net of tax of $238)					178	178
Foreign currency translation adjustment					7,797	7,797
Unrealized loss on cash flow hedges (net of tax of $134)					(208)	(208)

December 31, 2003	23,298	1	(68,772)	(65,180)	6,227	$1,394

Net loss				(10,021)		$(10,021)
Stock option exercise	25		99
Minimum pension liability adjustment (net of tax of $406)					(193)	(193)
Foreign currency translation adjustment					1,577	1,577
Unrealized gain on cash flow hedges (net of tax of $157)					244	244

December 31, 2004	23,323	$1	$(68,673)	$(75,201)	$7,855	$(8,393)

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,021)	$(6,373)	$9,798
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle			(616)
Depreciation	10,501	9,309	8,197
Amortization of goodwill and intangibles	4,984	6,303	6,332
Interest expense:
Redeemable preferred stock dividends	23,156	10,336
Loss on extinguishment of debt		2,783
Deferred income taxes	9,105	(2,183)	(1,834)
Foreign currency (gain) loss	(1,690)	2,666	(1,273)
Undistributed earnings of investee	(325)		(306)
Non-cash loss on disposal of fixed assets	(28)	930	465
Change in assets and liabilities:
Accounts receivable	(5,816)	2,693	(1,737)
Inventories	(146)	(3,367)	1,092
Prepaid expenses and other current assets	684	(963)	2,663
Accounts payable and accrued expenses	9,313	(3,144)	(2,489)

Net cash provided by operating activities	39,717	18,990	20,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(1,346)	(33,407)
Capital expenditures	(10,433)	(6,874)	(8,264)
Proceeds from sale of property	2,085	2,447

Net cash used in investing activities	(9,694)	(37,834)	(8,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25
Proceeds from issuance of debt		163,950
Payment of deferred financing fees	(633)	(4,117)
Payments on long-term debt	(30,057)	(136,797)	(12,726)
Net (payments on) proceeds from revolving credit facility	575	(4,500)	800

Net cash provided by (used in) financing activities	(30,090)	18,536	(11,926)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	184	38	285

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	117	(270)	387
Cash and cash equivalents at beginning of period	726	996	609

Cash and cash equivalents at end of period	$843	$726	$996

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollar amounts in thousands)

A. NATURE OF OPERATIONS, BASIS OF PRESENTATION

Day International Group, Inc. and subsidiaries is one of the world’s leading producers and distributors of precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry and consumable fiber handling products for the textile industry. The Image Transfer segment designs, manufactures and distributes high-quality printing blankets, sleeves, pressroom chemicals and automatic dampening systems used primarily in the offset, flexographic and digital printing industries. The Textile Products segment manufactures and markets precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. Sales are made through Day’s sales organization, distributors and representatives.

On November 24, 2003, the Company acquired Network Distribution International (“NDI”). The total purchase price for NDI was $32,203, paid in cash. NDI is a converter of offset blankets and reseller of ancillary consumable products to the printing industry, primarily in the United States. NDI supplies printers with a broad range of printing blankets, pressroom chemicals, supplies and equipment. Results of operations of NDI are included in the Company’s consolidated results of operations for the period subsequent to the acquisition.

B. SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation–The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents–Cash and cash equivalents include all highly liquid investments with an original purchased maturity of three months or less.

Inventories–Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Reserves for obsolete and slow-moving inventory are determined based on the lower of cost or market method. Market value is determined based on management’s estimate of selling price less selling costs.

Property, Plant and Equipment–Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment are depreciated over 5 to 10 years.

Goodwill and Other Intangibles–Goodwill represents the excess of cost over the fair value of the net assets acquired and is evaluated for impairment based on the requirements as proscribed in Statement of Financial Accounting Standards (“SFAS”) No. 142. The Company assesses the recoverability of other long-lived assets, including other intangibles, by determining whether the amortization of the respective balances over their remaining lives can be recovered through projected undiscounted cash flows.

Deferred financing costs are being amortized using an effective interest rate method over the lives of the related debt. Intangibles are being amortized using the straight-line method.

Stock-Based Compensation–As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors is reflected in net income (loss). The following table illustrates the effect on net income (loss) if compensation cost for stock options and warrants had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

	2004	2003	2002
Net income (loss)–as reported	$(10,021)	$(6,373)	$9,798
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(719)	(764)	(1,263)

Pro forma net income (loss)	$(10,740)	$(7,137)	$8,535

Revenue Recognition–Day recognizes revenue when product is shipped, except for product shipped on consignment. Revenue for consignment sales is recognized when the customer uses the product. Reserves for product returns, based upon historical experience, and other allowances, calculated based on negotiated agreements with customers, are recognized at the time of the recording of the sale. Allowances for doubtful accounts are determined by applying historical experience with consideration given to the condition of the economy and evaluation of specific accounts and are recorded in selling, general and administrative costs.

Foreign Currency Translation–The functional currency is the local currency of Day’s respective international subsidiaries. Accordingly, foreign currency assets and liabilities are translated into U.S. dollars at the period end exchange rates. Foreign currency revenues and expenses are translated at the average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss). Transaction gains and losses are recorded in other expense (income) in the consolidated statements of operations.

Concentration of Credit Risk–The Company’s receivables are from a diverse group of customers in the printing and textile industries and such receivables are generally unsecured. No single customer accounts for more than 10% of net sales.

Foreign Exchange Contracts–The Company and its international subsidiaries make purchases and sales in foreign currencies and are subject to transaction exposures that arise from foreign exchange rate movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. Day periodically enters into forward foreign exchange contracts, with terms generally of 3 to 12 months, to protect itself against such foreign currency movements. These contracts are recorded at fair value with the change in fair value recorded as other expense (income) as an offset to the (income) expense recognized from the remeasurement of the hedged foreign-currency denominated asset or liability. Hedges of forecasted transactions are recorded as cash flow hedges and are reclassified to earnings when the hedged transaction is completed. The contract value of foreign exchange contracts was

$9,476 and $15,865 at December 31, 2004 and 2003. The fair value of these contracts is a payable of $219 and $736 at December 31, 2004 and 2003. Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. The counterparties are expected to meet their obligations given their credit ratings; therefore Day does not obtain collateral for these instruments.

Interest Rate Swap Agreement– The Company is a party to a $25,000 interest rate swap used to swap a portion of the Company’s variable rate debt to fixed rates. The swap expires in September 2006. The Company has accounted for this swap as a cash flow hedge and recognizes the gain or loss related to future periods in other comprehensive income (loss).

Fair Value of Financial Instruments–The carrying value of the Company’s variable rate Credit Agreement approximates fair value. The fair market value and carrying amount of the 9 1/2% Senior Subordinated Debt was $115,700 and $114,866 at December 31, 2004, based on quoted market prices. The fair market value and carrying amount of the 9 1/2% Senior Subordinated Debt was $108,100 and $114,825 at December 31, 2003, based on quoted market prices. The fair value of the 12 1/4% Exchangeable Preferred Stock was $38,400 and $31,700 at December 31, 2004 and 2003, based on quoted market prices. The fair value of the 18% Convertible Preferred Stock could not be determined as the securities are closely held and are not actively traded. See Note G for further information about the Convertible Preferred Stock. The fair value of the interest rate swap was a receivable of $195 at December 31, 2004, and a payable of $284 at December 31, 2003 based on quoted market prices. At December 31, 2004 and 2003, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value.

Research and Development–Research and development costs are expensed as incurred.

Distribution–Distribution costs of $11,503, $9,617 and $8,241 for the years ended December 31, 2004, 2003 and 2002 are included in selling, general and administrative costs.

Advertising–Advertising costs are expensed as incurred.

Management Estimates–The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C. ACCOUNTS RECEIVABLE

Changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 consist of:

	2004	2003	2002
Balance at beginning of year	$3,407	$2,735	$1,949
Provision for doubtful accounts	961	369	782
Acquisition		368
Write-off of uncollectible accounts	(808)	(352)	(163)
Currency translation	134	287	167

Balance at end of year	$3,694	$3,407	$2,735

D. INVENTORIES

Inventories as of December 31, 2004 and 2003 consists of:

	2004	2003
Finished goods	$24,384	$24,917
Work in process	5,193	5,453
Raw materials	20,757	18,282

	$50,334	$48,652

E. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets. These statements prohibit amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of goodwill and intangible assets is required. As of January 1, 2002, the Company adopted these statements and recognized pre-tax income of $1,010 for the cumulative effect of the change in accounting principle for the amount of the unamortized deferred credit related to the excess over cost arising from the acquisition of the textile products operations of Armstrong World Industries, Inc. (“TPO”) in 1999.

The following is detail of goodwill for the years ended December 31, 2004, 2003 and 2002:

	Image	Textile
	Transfer	Products	Total
Balance at December 31, 2001	$120,110	$5,224	$125,334
Purchase adjustment	(18)		(18)
Foreign currency exchange	1,764		1,764

Balance at December 31, 2002	121,856	5,224	127,080
Acquisitions	13,817		13,817
Foreign currency exchange	1,683		1,683

Balance at December 31, 2003	137,356	5,224	142,580
Acquisitions	269		269
Purchase adjustments	(361)		(361)
Foreign currency exchange	956		956

Balance at December 31, 2004	$138,220	$5,224	$143,444

The following is detail of intangible assets as of December 31, 2004 and 2003:

			Weighted-
			Average
	2004	2003	Life
Intangible Assets:
Gross Carrying Amount:
Deferred financing costs	$15,710	$15,077	9 years
Printing technology	27,946	27,946	11 years
Textile compound formulas	5,247	5,247	31 years
Unpatented technology	9,529	9,529	20 years
Other	613	730	5 years

Total intangibles	59,045	58,529	14 years

Accumulated Amortization:
Deferred financing costs	(9,507)	(7,948)
Printing technology	(23,827)	(21,336)
Textile compound formulas	(1,638)	(1,467)
Unpatented technology	(4,909)	(4,397)
Other	(322)	(158)

Total accumulated amortization	(40,203)	(35,306)

Net book value	$18,842	$23,223

Estimated amortization expense for the next five years is as follows: $4,010 in 2005, $3,217 in 2006, $3,217 in 2007, $1,965 in 2008 and $1,017 in 2009.

F. LONG-TERM AND SUBORDINATED LONG-TERM DEBT

Long-term and subordinated long-term debt as of December 31, 2004 and 2003 consists of:

	2004	2003
Senior Secured Credit Facility:
Tranche A term loan (face amount of €20,406 and €25,827)	$27,584	$32,488
Tranche B term loan (face amount of $102,375)		101,376
Tranche C term loan (face amount of $29,250)		29,250
Tranche D term loan (face amount of $108,343)	107,519
Revolving line of credit	1,025	450
9 1/2% Senior Subordinated Notes (face amount of $115,000)	114,866	114,825
Capital lease obligation (Note P)	1,396	1,411
Other		20

	252,390	279,820
Less–Current maturities of long-term debt and capital lease	(4,576)	(3,489)

	$247,814	$276,331

     SENIOR SECURED CREDIT FACILITY

In 2004, the Company issued $126,473 of Tranche D Term Loans under the $185,000 Senior Secured Credit Facility to refinance the previously outstanding Tranche B and Tranche C Term Loans. The Tranche D Term Loans have terms identical to the refinanced Tranche B and Tranche C Term Loans, except that interest rates have been lowered 100 basis points and are now based on the banks’ base rate plus 2.50% or the LIBOR rate plus 3.50%. No change in the final maturity date was made. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, there was not a substantial difference between the debt instruments, thus no extinguishment of debt is recognized. Remaining unamortized deferred financing fees and debt discount from the Tranche B and C Term Loans have been added to the financing fees paid to the debtors and will be amortized over the term of the Tranche D Term Loan.

The Second Amended and Restated $185,000 Senior Secured Credit Agreement consists of a $20,000 5-year Revolving Credit Facility, a Tranche A €26,577 ($30,000 equivalent at issuance) 5-year Term Loan and a Tranche D $126,473 6-year Term Loan. The Revolving Credit Facility includes a $10,000 letter of credit subfacility ($125 of letters of credit were outstanding at December 31, 2004 to support a letter of credit for purchase commitments) and a $2,000 swing line loan subfacility. The Tranche D Term Loan expires September 16, 2009, and the Tranche A Term Loan and the Revolving Credit Facility expire September 16, 2008. If the Company does not refinance the 9 1/2% Senior Subordinated Notes by September 15, 2007, then any amounts outstanding under the Senior Credit Facility will be immediately due and payable.

At December 31, 2004, interest on the Tranche A Term Loan was based on the bank’s LIBOR rate plus 3.50% (5.62%); interest on the Tranche D Term Loan was based on the bank’s LIBOR rate plus 3.50% (5.66%); and interest on the revolving line of credit was based on the banks’ base rate plus 2.50% (7.75%). Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company’s discretion. The weighted average interest rate on the Senior Secured Credit Facility (and the old Senior Secured Credit Facility) for the years ended December 31, 2004, 2003 and 2002 was 5.91%, 5.50% and 5.37%.

At December 31, 2004, $18,850 was available under the Senior Secured Credit Facility. The Senior Secured Credit Facility requires a commitment fee of 0.5% a year on the unused portion of the revolving line of credit. The Senior Secured Credit Facility contains various financial covenants, including minimum fixed charges coverage ratio, maximum leverage ratio, maximum senior debt ratio and interest coverage ratio, and other covenants which place limits on, among other things, asset sales, dividends and distributions of the Company’s or its subsidiaries’ capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. No violations of these covenants occurred during the year ended December 31, 2004.

In 2003, the Company issued $165,000 of senior secured debt under the $185,000 Senior Secured Credit Facility to refinance its $100,000 11 1/8% Senior Notes, repay its then outstanding $24,850 term loan and $10,750 revolving credit facility and to finance the acquisition of NDI. The Company redeemed the 11 1/8% Senior Notes at a call price of $101,236. In the third quarter of 2003, the Company recorded a loss of $542 on the write-off of the remaining deferred financing fees related to the existing credit agreement and recorded an additional loss of $2,241 in the fourth quarter of 2003 on the remaining deferred financing fees related to the 11 1/8% Senior Notes and the call premium.

     9 1/2% SENIOR SUBORDINATED NOTES

The Company has outstanding $115,000 face amount of 9 1/2% Senior Subordinated Notes due March 15, 2008 (the “Notes”). The Notes are subordinate to the Senior Secured Credit Facility.

Interest on the Notes is payable semi-annually. The Notes contain various financial and other covenants which place limits on, among other things, asset sales, dividends and distributions of the Company’s or its subsidiaries’ capital stock, the purchase, redemption, acquisition of capital stock of the Company or its affiliates or any subsidiaries, and the incurrence of certain additional indebtedness. Upon a change in control, the Notes can be put back to the Company at 101% of their face value.

The Company may, at its option, redeem the Notes, in whole or in part, for cash, at 103.167% until March 14, 2005, 101.583% thereafter until March 14, 2006 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

The Company’s wholly-owned subsidiary, Day International, Inc., and the other United States subsidiaries have guaranteed the Senior Secured Credit Facility and the Notes. The Senior Secured Credit Facility is secured by the assets of the Company and its United States subsidiaries, as well as 65% of the stock of each international subsidiary.

Principal payments on long-term debt for the next five years are payable as follows: $4,576 in 2005, $6,819 in 2006, $10,927 in 2007, $150,973 in 2008 and $79,352 in 2009.

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

     12 1/4% SENIOR EXCHANGEABLE PREFERRED STOCK

The Company has outstanding $79,432 and $70,404 liquidation preference of 12 1/4% Senior Exchangeable Preferred Stock (“Exchangeable Preferred Stock”) at December 31, 2004 and 2003. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On and before March 15, 2003, the Company paid dividends in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After March 15, 2003, dividends must be paid in cash and if not paid for four consecutive quarters, then the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. During the fourth quarter of 2004, the Exchangeable Preferred Stockholders elected two directors to the Board of Directors. Certain restrictions in the Company’s Senior Secured Credit Agreement and Notes limit the ability to pay cash dividends. The Company has not paid dividends after March 15, 2003 and does not anticipate that the restrictions on payment of cash dividends will change in the near term to allow the dividends to be paid. Dividends-in-arrears are $15,043 as of December 31, 2004 and are included in the redeemable preferred stock balance. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all of the shares of the Exchangeable Preferred Stock for the Company’s 12 1/4% Subordinated Exchange Debentures Due 2010 (the “Exchange Debentures”).

The Company will be required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock or the Exchange Debentures as the case may be, on March 15, 2010. The Company may, at its option, redeem the Exchangeable Preferred Stock or the Exchange Debentures, in whole or in part, for cash, at 104.083% thereafter until March 14, 2005, 102.042% thereafter until March 14, 2006 and 100.0% thereafter, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of redemption, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of redemption. Upon the occurrence of a change in control, the Company would be required to make an offer to purchase the Exchangeable Preferred Stock or the Exchange Debentures, for cash, at a price equal to 101% of the liquidation preference or aggregate principal amount (as the case may be) thereof, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of purchase, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of purchase.

     18% CONVERTIBLE CUMULATIVE PREFERRED STOCK

At December 31, 2004 and 2003, the Company has outstanding $91,382 and $77,442 liquidation preference of 18% Convertible Cumulative Preferred Stock (“Preference Stock”) with a mandatory redemption date of June 30, 2010. The Preference Stock ranks junior to the Company’s 12 1/4% Senior Exchangeable Preferred Stock and ranks senior to any subsequently issued preferred stock. All dividends are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Holders of the Preference Stock are entitled to receive an annual dividend rate of 18% plus approximately 24% of the aggregate value of each dividend (if any) declared and paid on the Company’s common stock. If not paid quarterly in cash, annually, accumulated and unpaid dividends are to be added to the basis of the stock.

The Company may redeem any or all of the shares of the Preference Stock for consideration equal to the Base Redemption Amount. The Base Redemption Amount is an amount equal to up to 1,500 shares of Common Stock issuable upon the exercise of future warrants plus the greater of the liquidation preference of the Preference Stock or the value of 7,348.7 shares of the Company’s Common Stock, as adjusted for dilutive issuances.

Upon the occurrence of a change of control and subject to the Holders of all of the Company’s Senior Securities having exercised their right to be prepaid and/or to put their securities to the Company upon such Change of Control, each Holder of Preference Stock may require the Company to redeem, on or after the 92nd day after the prepayment or redemption of the Company’s Senior Securities in whole, all or any part of such Holder’s Preference Stock at 102% of the redemption price of such securities. The redemption price of the Preference Stock is the Base Redemption Amount described above.

If, on any Redemption Date which occurs after an initial public offering of the Company’s Common Stock, the value of the Preference Stock as converted into Common Stock exceeds the liquidation preference of the Preference Stock, the Company may elect, in lieu of paying cash on the redemption of such Preference Stock, to convert some or all of the Preference Stock into 7,348.7 shares of the Company’s Common Stock, as adjusted for dilutive issuances, subject to certain limitations.

H. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31, 2004 and 2003, consists of:

	2004	2003
Foreign currency translation adjustments	$9,023	$7,446
Minimum pension liabilities	(1,213)	(1,020)
Unrealized gain on cash flow hedges	45	(199)

	$7,855	$6,227

I. INCOME TAXES

Significant components of deferred tax assets (liabilities) as of December 31, 2004 and 2003, are as follows:

	2004	2003
Deferred tax assets:
Accounts receivable reserves	$1,332	$1,251
Inventory reserves	1,344	1,350
Other reserves	3,880	3,252
AMT credit carryforward	627	127
Net operating loss carryforwards	15,242	23,168
Stock option compensation	3,131	3,160
Pension benefits	1,521	933
Unrealized foreign exchange losses	518	1,149
Other postretirement benefits	3,686	3,342

Total deferred tax assets	31,281	37,732

Deferred tax liabilities:
Depreciation	(7,845)	(8,832)
Amortization	(14,824)	(13,149)

Total deferred tax liabilities	(22,669)	(21,981)

Net deferred tax assets	$8,612	$15,751

Included in the balance sheets:
Current assets	$11,608	$6,799
Noncurrent assets	298	12,039
Noncurrent liability	(3,294)	(3,087)

Net deferred tax assets	$8,612	$15,751

Income tax expense consists of the following for the years ended December 31, 2003, 2002 and 2001:

	2004	2003		2002
Current:
United States:
Federal alternative minimum	$500	$		$
State and local	351		451		218
International	8,904		5,739		5,860

	9,755		6,190		6,078
Deferred	8,396		(2,117)		(1,634)

	18,151		4,073		4,444
Allocation to other comprehensive income	249		127
Allocation to cumulative effect of change in accounting principle					(394)

	$18,400		$4,200		$4,050

The income tax expense differs from the United States statutory rate for the years ended December 31, 2004, 2003 and 2002, as a result of the following:

	2004	2003	2002
Tax provision (benefit) at the United States federal statutory rate	$2,849	$(739)	$4,499
International tax rate differential	541	302	(434)
State and local taxes, net of federal income tax effect	627	363	759
Foreign source income taxable in the United States	6,421	369	(1,374)
Non-deductible preferred stock dividends included in net loss	7,873	3,514
Non-deductible expenses	187	138	136
Other	(98)	253	464

	$18,400	$4,200	$4,050

During 2002, it was determined that the Company’s foreign source income taxable in the United States for 2001 was less than previously estimated. The effect of this change in estimate was to decrease the 2002 income tax expense by $1,930.

Income (loss) before income taxes includes $20,466, $16,464 and $16,131 of income from international operations for the years ended December 31, 2004, 2003 and 2002. Day has not provided for deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. Undistributed earnings of Day’s foreign subsidiaries amounted to approximately $35,000 as of December 31, 2004. The unrecognized deferred tax liability on these earnings has not been calculated due to the complexities associated with the hypothetical calculation. It is anticipated that Day will continue to annually remit a substantial portion of prospective earnings of certain international subsidiaries in the form of taxable dividends. The U.S. tax consequences of those dividends will be recorded when such dividends are paid. Since the Company intends to remit earnings from its international subsidiaries only on a prospective basis, the APB No. 23 exception will continue to apply to the international subsidiaries earnings accumulated through December 31, 2003 and for earnings that the Company does not expect to remit as dividends. The Company has United States net operating loss carryforwards of $41,593 expiring from 2019 through 2023 to be used in future periods.

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

The accounting policies of the segments are the same as those described in Note B–Significant Accounting Policies. Segment performance is evaluated based on operating profit results compared to the annual operating plan. Intersegment sales and transfers are not material.

The Company manages the two segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies.

	2004	2003	2002
Third party sales:
Image Transfer	$313,672	$240,539	$211,598
Textile Products	49,035	48,448	48,350

Total	$362,707	$288,987	$259,948

Segment operating profit:
Image Transfer	$50,325	$41,737	$37,524
Textile Products	6,634	4,263	6,508

Total	$56,959	$46,000	$44,032

Depreciation and amortization:
Image Transfer	$7,338	$6,913	$6,229
Textile Products	1,712	1,813	1,674

Total	$9,050	$8,726	$7,903

Assets:
Image Transfer	$157,305	$147,827	$113,420
Textile Products	30,222	29,300	29,925

Total	$187,527	$177,127	$143,345

Capital expenditures:
Image Transfer	$8,163	$6,253	$6,571
Textile Products	2,270	621	1,693

Total	$10,433	$6,874	$8,264

The following is a reconciliation of the items reported above to the amounts reported in the consolidated financial statements:

	2004	2003	2002
Operating profit:
Segment operating profit	$56,959	$46,000	$44,032
APB #16 depreciation and amortization	(4,626)	(3,757)	(3,468)
Non-allocated corporate expenses	(570)	(567)	(514)
Restructuring costs			(118)
Amortization of intangibles	(34)	(816)	(810)
Management fees	(1,000)	(1,000)	(1,000)

Total operating profit	$50,729	$39,860	$38,122

Depreciation and amortization:
Segment depreciation and amortization	$9,050	$8,726	$7,903
Amortization of intangibles	34	816	810
APB #16 depreciation and amortization	4,626	3,757	3,468
Amortization of deferred financing fees	1,775	2,313	2,348

Total depreciation and amortization	$15,485	$15,612	$14,529

Assets:
Segment assets	$187,527	$177,127	$143,345
APB #16 Adjustment	5,120	6,523	7,073
Goodwill and other intangibles	162,286	165,803	153,776
Deferred tax assets	11,906	18,838	15,198
Cash and other assets	3,396	3,249	485

Total assets	$370,235	$371,540	$319,877

Net sales for the years ended December 31, 2004, 2003 and 2002, and long-lived assets as of December 31, 2004, 2003 and 2002, by geographic area are as follows:

	2004	2003	2002
Net sales:
United States	$187,850	$136,495	$132,338

Germany	82,138	71,855	61,648
United Kingdom	44,597	37,051	32,989
Other international	72,291	64,517	50,831

Total international	199,026	173,423	145,468

Interarea	(24,169)	(20,931)	(17,858)

	$362,707	$288,987	$259,948

Long-lived assets:
United States	$169,032	$174,762	$167,874

Germany	32,288	28,407	24,390
United Kingdom	23,784	23,928	23,542
Other international	11,917	12,873	12,289

Total international	67,989	65,208	60,221

	$237,021	$239,970	$228,095

Sales between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit.

K. RELATED PARTY TRANSACTIONS

In accordance with a management services agreement, the Company is required to pay GSC Partners and SGCP, the controlling shareholders of Day, an annual management fee of $1,000 plus expenses, payable semi-annually.

L. STOCKHOLDERS’ EQUITY AND STOCK BASED COMPENSATION PLAN

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

Initially, 7,885 shares of the Company’s voting common stock were authorized for issuance under the 1998 Stock Option Plan. In the event of certain changes in the Company’s capital structure affecting the common stock, the Board of Directors may make appropriate adjustments in the number of shares then covered by options and, where applicable, the exercise price of options under the 1998 Stock Option Plan.

As of December 31, 2004, 7,437 options have been granted (of which 1,257 are exercisable) under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 5,987 expire in 2007 and 1,450 expire in 2012.

Day Stock Option Plan

Certain employees hold options that were previously granted under the Day International Group, Inc. Stock Option Plan (the “Day Option Plan”). In 1998 all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options was recorded in 1998 and the remaining balance of $7,720 and $7,821 is included in other long-term liabilities at December 31, 2004 and 2003. As of December 31, 2004, 2,417.5 options have been granted under the Day Option Plan with an exercise price of $1,000 a share and 310 options have been granted with an exercise price of $1,200 a share. The options expire as follows: 2,342.5 expire in 2005; 75 expire in 2006; and 310 expire in 2007.

The following table summarizes activity in the Company’s stock option plans:

	2004		2003		2002
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	10,290	$1,970	10,480	$3,237	9,754	$3,151
Granted					1,100	4,030
Exercised	(25)	1,000
Forfeited	(100)	4,030	(190)	3,871	(374)	3,949

Outstanding at end of year	10,165	3,223	10,290	3,226	10,480	3,237

Exercisable at end of year	3,985	1,995	3,973	1,970	3,762	1,821

Weighted-average fair value of options granted during the year using the Black-Scholes options-pricing model						$1,446

Weighted-average assumptions used for grants:
Expected dividend yield						0%
Expected life of options						9 years
Risk-free interest rate						5%

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

The pension plan in the United Kingdom has plan assets consisting of U.K. government bonds. The Company’s funding policy complies with the requirements of local laws and regulations. During 2001, the Company froze the benefits under the U.K. pension plan and settled a portion of the obligation in 2003 by transferring the benefits of active associates to a defined contribution plan. The Company purchased annuity contracts in early 2005 to settle the remaining obligations under the plan.

In conjunction with the TPO acquisition in 1999, the Company entered into a Promise to Pay agreement with Armstrong World Industries GmbH (“Armstrong”) for the unfunded pension obligation of TPO’s Germany subsidiary in which Armstrong agreed to pay the portion of any pension obligations that the associates earned prior to the date of the acquisition. At December 31, 2004, the present value of the estimated portion of the pension obligation that is Armstrong’s responsibility is $4,412. The plan is closed to new participants subsequent to the date of the TPO acquisition.

Day also sponsors defined contribution plans for certain associates, which provide for Company contributions of a specified percentage of each associate’s total compensation. Certain of these plans include a profit-sharing component that varies depending on the achievement of certain objectives.

The funded status of the Company’s defined benefit plans at December 31, 2004 and 2003, is as follows:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$15,672	$15,044
Service cost	390	325
Interest cost	787	696
Actuarial (gains) losses	2,043	458
Benefits paid	(685)	(2,857)
Foreign currency exchange	1,283	2,006

Benefit obligation at end of year	19,490	15,672

Change in plan assets:
Fair value of plan assets at the beginning of the year	7,036	8,164
Actual return on plan assets	632	134
Employer contribution	63	872
Benefits paid	(685)	(2,857)
Foreign currency exchange	488	723

Fair value of plan assets at end of year	7,534	7,036

Funded status	(11,956)	(8,636)
Unrecognized net actuarial (gain) loss	2,443	2,014
Additional minimum liability–included in accumulated other comprehensive income (loss)	(1,906)	(1,680)

(Accrued) pension costs	$(11,419)	$(8,302)

Included in the balance sheets:
Other accrued expenses—current liability	$(2,826)	$(1,332)
Other long-term liabilities	(8,593)	(6,970)

(Accrued) pension costs	$(11,419)	$(8,302)

Accumulated benefit obligation	$18,953	$15,338

Weighted-average assumptions:
Discount rate	4.50%	5.25%

Long-term rate of increase in compensation	2.80%	3.00%

Long-term rate of return on plan assets	4.50%	5.00%

Post-retirement pension increase (cost-of-living adjustment)	1.90%	2.00%

The plan assets at December 31, 2004 and 2003, consist of U.K. government bonds. The Company has assumed a long-term rate of return of 4.50% and 5.00% based on the expected interest rates to be earned on the bonds. In accordance with U.K. regulations, the Company has been required to invest in the bonds upon the decision to terminate the U.K. pension plan. The Company expects to contribute approximately $2,900 to the U.K. pension plan in 2005 to purchase annuity contracts and settle all plan obligations. The Company will recognize a loss upon settlement of approximately $700 in 2005.

A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002
Defined benefit plans:
Service cost	$390	$325	$274
Interest cost	787	696	749
Expected return on plan assets	(341)	(329)	(601)
Actuarial loss recognized	888	678	1,456

Net periodic pension cost	1,724	1,370	1,878
Defined contribution plans	3,335	2,594	2,232

Total pension expense	$5,059	$3,964	$4,110

Weighted-average assumptions:
Discount rate	5.25%	5.00%	6.00%

Compensation increase	3.00%	2.50%	4.50%

Long-term rate of return on plan assets	5.00%	4.50%	8.00%

Future benefit payments for each of the next five years and for the five years thereafter are expected to be paid as follows: $102 in 2005, $130 in 2006, $148 in 2007, $175 in 2008, $194 in 2009 and $1,330 in total for 2010 through 2014. The above amounts exclude any benefit payments to be paid to participants in the U.K. pension plan. The Company’s remaining pension plans are unfunded, thus the Company contributes to the plans to fund current benefit payments.

N. OTHER POSTRETIREMENT BENEFITS

Day provides certain contributory postretirement health care and life insurance benefits for certain U.S. associates. During 2003, the Company amended the plan so that participants become eligible for postretirement benefits if they retire on or after age 55, with at least ten years of service after attaining age 45 and to increase the retirees’ share of benefit costs. The amendments made to the plan decreased the pension benefit obligation by $4,258, which will be amortized into income over 12 years. Day uses a December 31 measurement date for the plan.

The status of Day’s unfunded plan at December 31, 2004 and 2003, is as follows:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$12,640	$12,280
Service cost	1,101	829
Interest cost	849	885
Participant contributions	229	329
Plan amendment		(4,258)
Acquisition		1,139
Actuarial (gains) losses	1,721	2,239
Benefits paid	(796)	(803)

Benefit obligation at end of year	15,744	12,640

Unrecognized prior service gain	4,580	4,052
Unrecognized net actuarial gain (loss)	(6,346)	(3,690)

Accrued postretirement benefit obligation	$13,978	$13,002

Discount rate used in determining the benefit obligation at year end	6.00%	6.25%

The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 11.0% and decreasing 1.0% per year to an ultimate trend rate of 5.0% in 2011 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $2,365 at December 31, 2004, and the interest and service cost would have been $417 higher for the year ended December 31, 2004. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $1,957 at December 31, 2004, and the interest and service cost would have been $342 lower for the year ended December 31, 2004.

Future benefit payments, net of participant contributions, for each of the next five years and for the five years thereafter are expected to be paid as follows: $375 in 2005, $440 in 2006, $498 in 2007, $562 in 2008, $650 in 2009 and $4,895 in total for 2010 through 2014. The Company’s postretirement plan is unfunded, thus the Company contributes to the plan to fund current benefit payments, net of participant contributions. The Company’s contributions to the plan for the years ended December 31, 2004 and 2003 was $567 and $474.

Net periodic postretirement benefit costs include the following components for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Service cost	$1,101	$829	$711
Interest cost	849	885	805
Prior service gain recognized	(641)	(206)
Actuarial loss recognized	234	263

Net periodic postretirement benefit costs	$1,543	$1,771	$1,516

Discount rate used in determining the interest cost	6.25%	7.00%	7.25%

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company believes that the plan, as currently designed, is not actuarially equivalent to Medicare Part D and thus would not qualify for the federal subsidy under the Act. As a result the Company believes that the effect of the legislation will not be material to the results of operations or financial position of the Company.

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

During the fourth quarter of 2001, the Company ceased operations at its Transfer Media facility in Longwood, Florida. A pre-tax charge of $3,010 was recorded in 2001 for severance costs for 55 associates, write-off of abandoned assets and costs related to closing the facility. As of September 30, 2002, final severance payments had been paid to all associates and the remaining reserve of $45 for severance costs was reversed in the second quarter of 2002. In 2003, the Company sold the land and building and recognized a gain from the sale that is included in other (income) expense—net.

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

Below is a summary of the restructuring charges in 2002:

	Image	Textile
	Transfer	Products	Total
Reversal of reserve for severance cost	$(45)	$(103)	$(148)
Relocation and other costs incurred		109	109
Write-off of assets		157	157

Total	$(45)	$163	$118

Below is a summary of the amounts charged against the reserves for severance and facility shutdown in 2002:

	Image	Textile
	Transfer	Products
Balance at December 31, 2001	$1,508	$392
Reversal of reserve	(45)	(103)
Charges against the reserve for:
Severance costs	(851)	(289)
Facility shutdown	(612)

Balance at December 31, 2002	$	$

As of December 31, 2002, all restructuring programs had been completed.

P. COMMITMENTS AND CONTINGENCIES

          LEASE COMMITMENTS

The Company leases a building in Germany under a capital lease. Property under this capital lease is included in property, plant and equipment at December 31, 2004 and 2003, as follows:

	2004	2003
Land and buildings	$1,822	$1,696
Accumulated depreciation	(423)	(263)

	$1,399	$1,433

The Company also leases certain buildings, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $3,413, $2,438 and $2,326. The following is a schedule by year of future annual minimum lease payments under non-cancelable leases as of December 31, 2004:

	Capital	Operating
	Lease	Leases
2005	$201	$3,181
2006	201	2,436
2007	201	1,292
2008	201	752
2009	201	574
Thereafter	803	339

	1,808	$8,574

Amount representing interest	(412)

Present value of minimum lease payments (including current portion of $124)	$1,396

          CONTINGENCIES

There are currently no environmental claims against the Company for the costs of environmental remediation measures taken or to be taken. From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company’s business or financial condition.

Q. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2004	2003	2002
NON-CASH TRANSACTIONS:
Preferred stock dividends paid in kind		$1,901	$7,057

CASH PAID FOR:
Income taxes	$9,938	$8,427	$9,549

Interest	$20,230	$25,762	$24,833

R. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs. This Statement amends ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement has no effect on the Company as the Company’s current accounting complies with the guidance.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), Share-based Payment. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement will have no effect on the cash flows of the Company, or the Company’s compliance with its debt covenants. Net income (loss) after the adoption will be affected by the stock option expense that was previously only disclosed. The Company has elected to adopt this Statement effective January 1, 2005. Pre-tax stock option expense is estimated to be $1,225 for the year ending December 31, 2005.

S. SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $115,000 of 9 1/2% Senior Subordinated Notes (the “Notes”). Day International, Inc. (“Day International” or “Guarantor”) is a wholly-owned subsidiary of the Company (which has no assets or operations other than its investment in Day International). Day International and its wholly-owned United States subsidiaries have provided a full and unconditional guarantee of the Notes. The wholly-owned international subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of Day and Day International, other than the assets of the wholly-owned international non-guarantor subsidiaries, are pledged as collateral on the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company’s investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place that effectively transfers the interest expense from Day to Day International, Inc. The following are the supplemental consolidating condensed balance sheets as of December 31, 2004 and 2003, the supplemental consolidating condensed statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
Cash and cash equivalents	$(130)	$130	$843	$		$843
Accounts receivable —net		22,771	29,196			51,967
Inventories		29,264	21,070			50,334
Other assets		11,815	5,997			17,812

TOTAL CURRENT ASSETS	(130)	63,980	57,106			120,956
Intercompany	250,993	3,997	555		(255,545)
Property, plant and equipment—net		42,674	32,061			74,735
Investment in subsidiaries	(22,174)	66,005	(12,535)		(31,296)
Intangible and other assets		154,984	19,560			174,544

TOTAL ASSETS	$228,689	$331,640	$96,747		$(286,841)	$370,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$	$3,814	$7,206	$		$11,020
Current maturities of long-term debt	4,452		124			4,576
Accrued associate related costs and other expenses	3,209	13,096	17,161			33,466

TOTAL CURRENT LIABILITIES	7,661	16,910	24,491			49,062
Intercompany	(59,301)	300,853	(10,119)		(231,433)
Long-term and subordinated long-term debt	246,542		1,272			247,814
Other long-term liabilities		28,354	11,218			39,572
Redeemable preferred stock	169,805					169,805
Total stockholders’ equity (deficit)	(136,018)	(14,477)	69,885		(55,408)	(136,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$228,689	$331,640	$96,747		$(286,841)	$370,235

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
Cash and cash equivalents	$742	$(742)	$726	$		$726
Accounts receivable —net		22,280	22,407			44,687
Inventories		28,104	20,548			48,652
Other assets		7,186	5,695			12,881

TOTAL CURRENT ASSETS	742	56,828	49,376			106,946
Intercompany	278,389	(811)	1,012		(278,590)
Property, plant and equipment—net		44,329	29,838			74,167
Investment in subsidiaries	(35,348)	44,173	(3,682)		(5,143)
Intangible and other assets		169,969	20,458			190,427

TOTAL ASSETS	$243,783	$314,488	$97,002		$(283,733)	$371,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$	$3,415	$4,148	$		$7,563
Current maturities of long-term debt	3,376	4	109			3,489
Accrued associate related costs and other expenses	3,229	13,171	13,021			29,421

TOTAL CURRENT LIABILITIES	6,605	16,590	17,278			40,473
Intercompany	(56,760)	330,798	(16,552)		(257,486)
Long-term and subordinated long-term debt	275,013	16	1,302			276,331
Other long-term liabilities		24,111	11,700			35,811
Redeemable preferred stock	146,649					146,649
Total stockholders’ equity (deficit)	(127,724)	(57,027)	83,274		(26,247)	(127,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$243,783	$314,488	$97,002		$(283,733)	$371,540

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$215,389	$147,318	$		$362,707
Cost of goods sold		137,046	92,987			230,033

Gross profit		78,343	54,331			132,674
Selling, general and administrative	76	49,886	30,949			80,911
Amortization of intangibles		34				34
Management fees		1,000				1,000

Operating profit	(76)	27,423	23,382			50,729
Other expenses (income):
Equity in (earnings) of subsidiaries	(13,173)	(12,966)			26,139
Interest expense	23,156	21,965	20			45,141
Other (income) expense	(13)	(5,674)	2,896			(2,791)

Income (loss) before income taxes	(10,046)	24,098	20,466		(26,139)	8,379
Income taxes (benefit)	(25)	10,925	7,500			18,400

Net income (loss)	$(10,021)	$13,173	$12,966		$(26,139)	$(10,021)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$155,652	$133,335	$		$288,987
Cost of goods sold		97,907	85,911			183,818

Gross profit		57,745	47,424			105,169
Selling, general and administrative	69	35,712	27,712			63,493
Amortization of intangibles		816				816
Management fees		1,000				1,000

Operating profit	(69)	20,217	19,712			39,860
Other expenses (income):
Equity in (earnings) of subsidiaries	(3,962)	(10,564)			14,526
Interest expense	10,336	28,552	103			38,991
Other (income) expense	(71)	(32)	3,145			3,042

Income (loss) before income taxes	(6,372)	2,261	16,464		(14,526)	(2,173)
Income taxes (benefit)	1	(1,701)	5,900			4,200

Net income (loss)	$(6,373)	$3,962	$10,564		$(14,526)	$(6,373)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$148,853	$111,095	$		$259,948
Cost of goods sold		94,335	70,091			164,426

Gross profit		54,518	41,004			95,522
Selling, general and administrative	60	32,029	23,383			55,472
Restructuring costs		118				118
Amortization of intangibles		810				810
Management fees		1,000				1,000

Operating profit	(60)	20,561	17,621			38,122
Other expenses (income):
Equity in (earnings) of subsidiaries	(9,833)	(11,747)			21,580
Interest expense		26,719	40			26,759
Other (income) expense	(3)	(3,316)	1,450			(1,869)

Income before income taxes	9,776	8,905	16,131		(21,580)	13,232
Income taxes (benefit)	(22)	(928)	5,000			4,050

Income before cumulative effect of change in accounting principles	9,798	9,833	11,131		(21,580)	9,182
Cumulative effect of change in accounting principles			616			616

Net income	$9,798	$9,833	$11,747		$(21,580)	$9,798

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(10,021)	$13,173	$12,966		$(26,139)	$(10,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		11,192	4,293			15,485
Interest expense—redeemable preferred stock dividends	23,156					23,156
Equity in (earnings) loss of subsidiaries	(13,173)	(12,966)			26,139
Deferred income taxes		10,975	(1,870)			9,105
Foreign currency (gain) loss		(3,362)	1,672			(1,690)
Undistributed earnings of investee		(325)				(325)
(Gain) loss on disposal of fixed assets		366	(394)			(28)
Changes in operating assets and liabilities	(21)	2,705	1,351			4,035

Net cash provided by operating activities	(59)	21,758	18,018			39,717

Cash Flows from Investing Activities:
Cash paid for acquisitions		(1,346)				(1,346)
Capital expenditures		(5,078)	(5,355)			(10,433)
Proceeds from sale of property		675	1,410			2,085

Net cash used in investing activities		(5,749)	(3,945)			(9,694)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	25					25
Payment of deferred financing fees		(633)				(633)
Payments on long-term debt	(29,927)	(16)	(114)			(30,057)
Net payments on revolving credit facility	575					575

Net cash provided by (used in) financing activities	(29,327)	(649)	(114)			(30,090)

Intercompany transfers and dividends	28,514	(14,488)	(14,026)
Effects of exchange rates on cash			184			184

Net increase (decrease) in cash and cash equivalents	(872)	872	117			117
Cash and cash equivalents at beginning of period	742	(742)	726			726

Cash and cash equivalents at end of period	$(130)	$130	$843	$		$843

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(6,373)	$3,962	$10,564		$(14,526)	$(6,373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		12,160	3,452			15,612
Interest expense:
Redeemable preferred stock dividends	10,336					10,336
Loss on extinguishment of debt	1,236	1,547				2,783
Equity in (earnings) loss of subsidiaries	(3,962)	(10,564)			14,526
Deferred income taxes		(2,011)	(172)			(2,183)
Foreign currency (gain) loss		2,863	(197)			2,666
Loss on disposal of fixed assets		271	659			930
Changes in operating assets and liabilities	(967)	(1,007)	(2,807)			(4,781)

Net cash provided by operating activities	270	7,221	11,499			18,990

Cash Flows from Investing Activities:
Cash paid for acquisitions		(33,407)				(33,407)
Capital expenditures		(3,550)	(3,324)			(6,874)
Proceeds from sale of property		2,447				2,447

Net cash used in investing activities		(34,510)	(3,324)			(37,834)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	163,950					163,950
Payment of deferred financing fees		(4,117)				(4,117)
Payments on long-term debt	(136,704)		(93)			(136,797)
Net payments on revolving credit facility	(4,500)					(4,500)

Net cash provided by (used in) financing activities	22,746	(4,117)	(93)			18,536

Intercompany transfers and dividends	(22,770)	31,160	(8,390)

Effects of exchange rates on cash			38			38

Net increase (decrease) in cash and cash equivalents	246	(246)	(270)			(270)
Cash and cash equivalents at beginning of period	496	(496)	996			996

Cash and cash equivalents at end of period	$742	$(742)	$726	$		$726

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net income	$9,798	$9,833	$11,747		$(21,580)	$9,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle			(616)			(616)
Depreciation and amortization		12,057	2,472			14,529
Equity in (earnings) loss of subsidiaries	(9,833)	(11,747)			21,580
Deferred income taxes and other		(679)	(1,155)			(1,834)
Foreign currency (gain) loss		(2,344)	1,071			(1,273)
Undistributed earnings of investee		(306)				(306)
Loss on disposal of fixed assets		157	308			465
Changes in operating assets and liabilities	(316)	4,277	(4,432)			(471)

Net cash provided by (used in) operating activities	(351)	11,248	9,395			20,292

Cash Flows from Investing Activities:
Capital expenditures		(5,199)	(3,065)			(8,264)

Net cash (used in) investing activities		(5,199)	(3,065)			(8,264)
Cash Flows from Financing Activities:
Payment of long-term debt	(12,600)		(126)			(12,726)
Net borrowings on revolving credit facility	800					800

Net cash (used in) financing activities	(11,800)		(126)			(11,926)

Intercompany transfers and dividends	11,945	(5,843)	(6,102)
Effects of exchange rates on cash			285			285

Net increase (decrease) in cash and cash equivalents	(206)	206	387			387
Cash and cash equivalents at beginning of period	702	(702)	609			609

Cash and cash equivalents at end of period	$496	$(496)	$996	$		$996

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended December 31, 2004. To the best of management’s knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended December 31, 2004, that would materially affect the control systems.

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, ages and a brief account of the business experience for the last five years of each person who is a director or executive officer of the Company as of March 1, 2005.

Name	Age	Position
William C. Ferguson	74	Chairman of the Board

Sean W. Brophy	36	Director

Carl J. Crosetto	56	Director

Matthew C. Kaufman	34	Director

Neal Moszkowski	39	Director

Philip Raygorodetsky	31	Director

Christopher A. White	40	Director

Dennis R. Wolters	58	Chief Executive Officer, President and Director

Name	Age	Position
Dwaine R. Brooks	62	Vice President, Human Resources

David B. Freimuth	52	Group Vice President and General Manager, Textiles and Flexographic Products since January 2004; prior to that Senior Vice President, General Manager, Textile Products

Dermot J. Healy	50	Managing Director, Europe

Thomas J. Koenig	44	Vice President and Chief Financial Officer and Assistant Secretary

Stephen P. Noe	48	Group Vice President and General Manager, Image Transfer Group since November 2003; prior to that Senior Vice President, General Manager, Transfer Media since July 2001; prior to that Senior Vice President, Marketing & Sales, Transfer Media since January 2001; prior to that Principal at CSC Consulting in the Emerging Markets Practice since July 2000; prior to that Business Director at FMC Corporation

Brent A. Stephen	53	Managing Director, Pacific Rim since January 2003; prior to that Vice President and Sales Manager, Australia

William C. Ferguson has been a director since 1998. He retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. Mr. Ferguson is a member of the Advisory Board of GSC Partners.

Sean W. Brophy has been a director since 2004. He is a Managing Director and founder of Labrador Capital since 2001. Prior to founding Labrador Capital, Mr. Brophy was a Principal and member of the General Partner of Celerity Partners, Inc. Mr. Brophy is a member of the board of directors of Vista Cove Senior Living, Inc., Vista Cove Rancho Mirage, LLC and Rancho Cove Partners, LLC.

Carl J. Crosetto has been a director since 2000. He retired as President of Bowne & Co., Inc. in December 2003 after 30 years service with Bowne. In January 2004, Mr. Crosetto joined GSC Partners as a Senior Advisor and is now a Managing Director. Mr. Crosetto is a member of the board of directors of Bowne & Co., Inc. and SpeedFlex Asia Limited.

Matthew C. Kaufman has been a director since 2000. He is a Managing Director with GSC Partners, which he joined in 1997. He is Chairman of the board of directors of Pacific Aerospace & Electronics, Inc. and a member of the board of directors of Atlantic Express Transportation Group, Burke Industries, Inc., etalk Corporation, Safety-Kleen Corp., Waddington North America, Inc. and Worldtex, Inc.

Neal Moszkowski has been a director since 2003. He is a Managing Director and Co-Head of Soros Private Equity Partners, LLC, where he has been since 1998. Mr. Moszkowski is Chairman of the board of directors of Wellcare Group, Inc. and a member of the board of directors of Bluefly, Inc., Integra LifeSciences Holdings Corporation and JetBlue Airways Corporation.

Philip Raygorodetsky has been a director since 2003. He is a Vice President with GSC Partners, which he joined in 1997. Mr. Raygorodetsky is a member of the board of directors of Pacific Aerospace & Electronics, Inc., Worldtex, Inc. and Wrightline, LLC.

Christopher A. White has been a director since 2003. He is a Director of SG Capital Partners LLC. Previously, Mr. White worked in the Equity Capital Markets groups of SG Cowen from 1999 to 2003. He is a member of the board of directors of Achillion Pharmaceuticals, Inc., Coleman Floor Company, Ricerca Bioscience LLC and RNB Communications, Inc.

Messrs. Brophy and Crosetto were elected by the holders of the 12 1/4% Senior Exchangeable Preferred Stock due 2010 (the “Exchangeable Preferred Stock”). In accordance with the terms of the Certificate of Designation of the Exchangeable Preferred Stock the holders of the Exchangeable Preferred Stock, voting as one class, are allowed to elect two directors, if the dividends on the Exchangeable Preferred Stock are in arrears and unpaid (and in the case of dividends payable after March 15, 2003, are not paid in cash) for four consecutive quarterly periods. As long as the dividends are in arrears, the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid.

Director Compensation

As compensation for his services as director, in 1998, Mr. Ferguson received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share. On January 18, 2000, Mr. Ferguson received additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share. As compensation for his services as director, Mr. Crosetto also received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share on January 18, 2000. As of December 31, 2002, the warrants are fully vested. Beginning in 2003, Mr. Ferguson receives an annual retainer of $100,000 for his services as Chairman of the Board. None of the other directors receive any compensation for their services as directors.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Mr. Ferguson is an independent audit committee financial expert in accordance with Item 401(h) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for 2004, 2003 and 2002 for Mr. Wolters and the four other most highly compensated executive officers of the Company at the end of 2004. All amounts for non-U.S. executive officers are converted to U.S. dollars at the average exchange rate for each year.

				Long Term
				Compensation
				Awards
		Annual		Securities
Name and		Compensation		Underlying	All Other
Principal Position	Year	Salary	Bonus	Options(#)	Compensation
Dennis R. Wolters,	2004	$351,200	$250,000	0	$46,736	(a)
President and Chief	2003	270,000	140,000	0	31,312
Executive Officer	2002	260,000	27,050	200	22,674

David B. Freimuth, Group	2004	210,364	59,000	0	16,124	(b)
Vice President and General	2003	170,800	55,000	0	15,384
Manager, Textiles and	2002	165,000	0	0	15,558
Flexographic Products

Dermot J. Healy,	2004	236,824	89,615	0	64,004	(c)
Managing Director,	2003	188,037	67,330	0	58,811
Europe	2002	165,363	6,554	40	46,645

Thomas J. Koenig,	2004	190,640	59,000	0	17,349	(d)
Vice President and	2003	159,000	40,000	0	16,047
Chief Financial Officer	2002	151,000	0	195	10,847

Stephen P. Noe, Group Vice	2004	222,162	114,000	0	23,137	(e)
President and General	2003	181,100	62,000	0	18,134
Manager, Image Transfer	2002	175,000	20,000	300	14,066

(a)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($13,900), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($14,385), premiums for group term life insurance ($2,890), investment advisory services ($8,971) and automobile allowance ($6,590).

(b)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($10,664), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($1,767), premiums for group term life insurance ($605) and automobile allowance ($3,088).

(c)	Represents company contributions to an UK benefit plan ($46,283) and automobile allowance ($17,721).

(d)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($12,316), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($327), premiums for group term life insurance ($240) and automobile allowance ($4,466).

(e)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($13,761), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($2,952), premiums for group term life insurance ($515) and automobile allowance ($5,909).

FY-End Option/SAR Values

Number
	of Securities	Value of
	Underlying	Unexercised
	Unexercised	In-the-Money
	Options/SARs	Options/SARs
	at FY-End(#)	at FY-End($)
	Exercisable/	Exercisable/
	Unexer-	Unexer-
Name	cisable	cisable(1)
Dennis R. Wolters	1,650/	$3,636,000/
	2,600	$0

David B. Freimuth	434/	$939,309/
	731	$0

Dermot J. Healy	253/	$606,000/
	322	$0

Thomas J. Koenig	69/	$0/
	186	$0

Stephen P. Noe	100/	$0/
	200	$0

(1)	Based upon estimated fair market value of the shares less the exercise price.

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

Compensation Committee Interlocks

Since the Company does not have a compensation committee, the Board of Directors determines executive compensation. Mr. Ferguson serves on the Advisory Board of GSC Partners. Mr. Kaufman is a Managing Director of GSC Partners. Mr. Raygorodetsky is a Vice President of GSC Partners. Mr. Crosetto is a Managing Director of GSC Partners. Mr. White is a Director of SG Capital Partners LLC (“SGCP”). GSC Partners and SGCP, the Company’s controlling shareholders, provide business, financial and management advisory services to the Company for an annual total fee of $1.0 million, plus expenses. The Company also indemnifies GSC Partners and SGCP from and against certain liabilities. Mr. Moszkowski is a Managing Director with Soros Private Equity Partners (“SPEP”). SPEP and its affiliates are the majority shareholders of the Company’s Convertible Cumulative Preferred Stock. The Company also indemnifies SPEP from and against certain liabilities. Mr. Wolters is the President and Chief Executive Officer of the Company. No other officers of the Company participated in Board deliberations regarding executive compensation in 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders (1)	10,387	3,240	448

Total	10,387	$3,240	448

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

Security Ownership

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, including options to acquire Common Stock, by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each Director, (iii) the Company’s Chief Executive Officer and the Company’s other named executive officers (as determined in accordance with the rules of the Commission), and (iv) all of the Company’s executive officers and Directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all the shares of stock indicated.

	No. of Shares
	of Stock	% of
Name of Beneficial Owner	(a)(b)	Stock
Common Stock:
Dennis R. Wolters	1,950	7.1
David B. Freimuth	534	1.9
Dermot J. Healy	253	0.9
Thomas J. Koenig	69	0.3
Stephen P. Noe	100	0.4
Sean W. Brophy	—	—
Carl J. Crosetto (c)	74	0.3
William C. Ferguson	148	0.5
Matthew C. Kaufman (c)	—	—
Neal Moszkowski	—	—
Philip Raygorodetsky (c)	—	—
Christopher A. White (d)	—	—
All Directors and Executive Officers as a Group (14 persons)	3,308.5	.0
SG Capital Partners LLC (d)	3,777.5	13.7
21 Avenue of the Americas New York, NY 110020
Greenwich IV, LLC (c)	18,9	68.8
GSC Partners E. 49th, Suite 3200 New York, NY 10017
12 1/4% Senior Exchangeable Preferred Stock:
GSC Recovery II, L.P. (e)	20,206	31.6
18% Convertible Cumulative Preferred Stock:
SG Capital Partners LLC (d)	2,248	5.8
GSC Partners (f)	11,252	29.2
Quantum Industrial Partners LDC (g)	24,625	64.0
1221 Avenue of the Americas New York, NY 10020

(a)	Beneficial ownership is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. The table includes shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this report. As of the date of this report, the number of such shares is 4,206.5. Exercisable options included in the number of shares above include 1,650 shares for Mr. Wolters, 434 shares for Mr. Freimuth, 253 shares for Mr. Healy, 69 shares for Mr. Koenig, 100 shares for Mr. Noe and 2,868.5 shares for all directors and executive officers as a group. The shares listed for Mr. Crosetto and Mr. Ferguson represent vested warrants to purchase shares of Common Stock.

(b)	SGCP owns shares of Class B Non-Voting Common Stock. All other shares are shares of Class A Voting Common Stock.

(c)	Greenwich IV, LLC is an affiliate of GSC Partners. Messrs. Crosetto, Kaufman and Raygorodetsky may be deemed to have indirect beneficial ownership of the 18,912 shares of Common Stock beneficially owned by Greenwich IV, LLC by virtue of their affiliation with GSC Partners. Each of Messrs. Crosetto, Kaufman and Raygorodetsky disclaim any such beneficial ownership.

(d)	Mr. White may be deemed to have indirect beneficial ownership of the 3,777.5 shares of Common Stock and the 2,248 shares of 18% Convertible Cumulative Preferred Stock beneficially owned by SG Capital Partners LLC by virtue of his affiliation with SG Capital Partners LLC. Mr. White disclaims any such beneficial ownership.

(e)	GSC Recovery II, L.P. is an affiliate of GSC Partners. Messrs. Crosetto, Kaufman and Raygorodetsky may be deemed to have indirect beneficial ownership of the 20,206 shares of Senior Exchangeable Preferred Stock Beneficially owned by GSC Recovery II, L.P. by virtue of their affiliation with GSC Partners. Each of Messrs. Crosetto, Kaufman and Raygorodetsky disclaim any such beneficial ownership. The Senior Exchangeable Preferred Stock has no voting rights other than the right to elect two directors as long as dividends are in arrears and unpaid for four consecutive quarterly periods.

(f)	Various affiliates of GSC Partners beneficially own 11,252 shares of 18% Convertible Cumulative Preferred Stock. Messrs. Crosetto, Kaufman and Raygorodetsky may be deemed to have indirect beneficial ownership of the 11,252 shares of 18% Convertible Cumulative Preferred Stock by virtue of their affiliation with GSC Partners. Each of Messrs. Crosetto, Kaufman and Raygorodetsky disclaim any such beneficial ownership.

(g)	Quantum Industrial Partners LDC is an affiliate of Soros Private Equity Partners (“SPEP”). Mr. Moszkowski may be deemed to have indirect beneficial ownership of the 24,625 shares of 18% Convertible Cumulative Preferred Stock beneficially owned by Quantum Industrial Partners LDC by virtue of his affiliation with SPEP. Mr. Moszkowski disclaims any such beneficial ownership.

Stockholders Agreement

The Stockholders Agreement provides for the number of directors of the Board of Directors of the Company to be such number as designated by GSC Partners and for the composition of the Board of Directors of the Company to consist of four individuals designated by GSC Partners and, for so long as SGCP holds 5% of the outstanding Common Stock, one individual designated by SGCP.

In the Stockholders Agreement, the Management Stockholders have agreed, except under certain circumstances, not to transfer shares of Common Stock, or options to acquire Common Stock, prior to the later to occur of (i) the fifth anniversary of the date of the Stockholders Agreement and (ii) the consummation of a public offering. In addition, under the Stockholders Agreement, if a Management Stockholder’s employment is terminated, the Company shall have the right to purchase all or part of the shares of the Common Stock owned by such Management Stockholder and the vested options to acquire Common Stock owned by such Management Stockholder, at prices calculated in accordance with, and subject to certain other terms and conditions set forth in, the terms of the Stockholders Agreement.

The Stockholders Agreement creates certain conventional “drag” and “tag” rights with respect to the shares of the Common Stock owned by the Management Stockholders. The Stockholders Agreement also provides that at any time after the Acquisition Closing Date, GSC Partners shall have the right to require the Company to effect up to two registrations of their Common Stock on Form S-1 under the Securities Act and, if available, unlimited registrations on Form S-2 or S-3 under the Securities Act; from and after a public offering, SGCP shall have the right to require the Company to effect up to two registrations of the Common Stock on Form S-3 under the Securities Act and that the Company shall pay all registration expenses in connection with each registration of shares of the Common Stock pursuant to the Stockholders Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following table presents fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2004 and 2003.

	2004	2003
Audit fees	$423	$347
Audit-related fees	30	51
Tax fees	346	217

Total	$799	$615

Audit fees consist of fees billed or agreed to be billed for services related to the audit of the Company’s consolidated annual financial statements and reviews of the interim consolidated financial statements and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and not reported under “Audit fees.” This category includes services related to audits of employee benefit plans and consultations in connection with acquisitions.

Tax fees consist of fees billed or agreed to be billed for services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

Policy on Pre-Approval of Services of the Independent Auditor

The Board of Directors’ policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Board has delegated pre-approval authority to the Chief Executive Officer for de minimis services when expedition of services is necessary, with follow-up with the Board of Directors at their next meeting. The independent auditors and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent auditors.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

Day International Group, Inc.
Years ended December 31, 2004, 2003 and 2002:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
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

(b) Exhibits

See Index to Exhibits

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Day International Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Day International Group, Inc.
(Registrant)

Date: March 24, 2005	By:	/s/ Dennis R Wolters

Dennis R. Wolters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date: March 24, 2005	By:	/s/ Dennis R Wolters

Dennis R. Wolters
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 24, 2005	By:	/s/ Thomas J. Koenig

Thomas J. Koenig
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 24, 2005	By:	/s/ William C. Ferguson

William C. Ferguson
Director

Date: March 24, 2005	By:	/s/ Sean W. Brophy

Sean W. Brophy
Director

Date: March 24, 2005	By:	/s/ Carl J. Crosetto

Carl J. Crosetto
Director

Date: March 24, 2005	By:	/s/ Matthew C. Kaufman

Matthew C. Kaufman
Director

Date: March 24, 2005	By:	/s/ Neal Moszkowski

Neal Moszkowski
Director

Date: March 24, 2005	By:	/s/ Philip Raygorodetsky

Philip Raygorodetsky
Director

Date: March 24, 2005	By:	/s/ Christopher A. White

Christopher A. White
Director

INDEX TO EXHIBITS

(1) Underwriting Agreements

1.1	Purchase Agreement, dated as of March 13, 1998 between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 1.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

(3) Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of Day International Group, Inc. (“Group”), as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2003)

3.2	By-Laws of Group, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2003)

(4) Instruments Defining Rights of Security Holders, including Indentures

4.1	Indenture (the “Subordinated Indenture”) dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.3.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.2	Supplemental Indenture, dated as of October 19, 1999 among The Bank of New York and the several Guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-K dated October 28, 1999)

4.3	Form of Global Notes (incorporated by reference to Exhibit 4.3.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.4	Registration Rights Agreement, dated as of March 18, 1998, by and between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.5	Certificate of Designation, dated March 18, 1998, of Powers, Preferences and Relative, Participating, Optional and other Special Rights of 12 1/4% Senior Exchangeable Preferred Stock due 2010 and Qualifications, Limitations and Restrictions thereof (the “Exchangeable Preferred Stock”) (incorporated by reference to Exhibit 4.5.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.6	Form of Global Certificate for the Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.5.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.7	Exchange Debenture Indenture, dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.8	Certificate of Designation for the Company’s 18% Convertible Cumulative Preference

Stock due 2010, filed with the Secretary of State of the State of Delaware on October 15, 1999 (incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 28, 1999)

4.9	Preference Stock Purchase Agreement, dated as of October 19, 1999, among the Company and the several Investors party thereto (incorporated by reference to Exhibit 4.4 to the Form 8-K dated October 28, 1999)

4.10	Amended and Restated Stockholders Agreement, dated as of October 19, 1999, among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.5 to the Form 8-K dated October 28, 1999)

(10) Material Contracts

10.1	Second Amended and Restated Senior Secured Credit Agreement, dated as of September 16, 2003, among the Company, Lehman Commercial Paper Inc., as administrative agent, and others (incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 22, 2003); as amended November 24, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 4, 2003); as further amended June 2, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 4, 2004)

10.2	Second Amended and Restated Guarantee and Collateral Agreement, dated as of September 16, 2003, made by the Company in favor of Lehman Commercial Paper Inc., as administrative agent, for the benefit of the Lenders under the Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K dated September 22, 2003)

10.3	Second Amended and Restated Patent and Trademark Security Agreement, dated as of September 16, 2003, made by the Company in favor of Lehman Commercial Paper Inc., as administrative agent, for the benefit of the Lenders under the Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K dated September 22, 2003)

10.4	Deed of Trust, dated January 15, 1998, with respect to the North Carolina property (incorporated by reference to Exhibit 4.12 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839)); as amended October 19, 1999 (incorporated by reference to Exhibit 10.6.1 to the Form 8-K dated September 22, 2003); as further amended June 29, 2001 (incorporated by reference to Exhibit 10.6.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.6.3 to the Form 8-K dated September 22, 2003)

10.5	Mortgage and Security Agreement Dated January 16, 1998, with respect to the Michigan Property (incorporated by reference to Exhibit 4.13 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839)); as amended October 19, 1999 (incorporated by reference to Exhibit 10.7.1 to the Form 8-K dated September 22, 2003); as further amended June 29, 2001 (incorporated by reference to Exhibit 10.7.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.7.3 to the Form 8-K dated September 22, 2003)

10.6	Mortgage Agreement, dated October 19, 1999, with respect to the South Carolina property (incorporated by reference to Exhibit 10.5.1 to the Form 8-K dated September 22, 2003); as amended June 29, 2001 (incorporated by reference to Exhibit 10.5.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.5.3 to the Form 8-K dated September 22, 2003)

10.7	Deed of Trust, dated October 19, 1999, with respect to the Texas property (incorporated by reference to Exhibit 10.8.1 to the Form 8-K dated September 22, 2003); as modified September 16, 2003 (incorporated by reference to Exhibit 10.8.2 to the Form 8-K dated September 22, 2003)

10.8	Mortgage Agreement, dated October 19, 1999, with respect to the Illinois property (incorporated by reference to Exhibit 10.9.1 to the Form 8-K dated September 22, 2003); as amended June 29, 2001 (incorporated by reference to Exhibit 10.9.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.9.3 to the Form 8-K dated September 22, 2003)

10.9	Stock Purchase Agreement, dated as of December 18, 1997, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the Stockholders of Day International Group, Inc. parties thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K dated January 16, 1998); as amended on January 16, 1998 (incorporated by reference to Exhibit 2.2 to the Form 8-K dated January 16, 1998)

10.10*	Consulting Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.1 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.11*	Indemnification Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.2 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.12*	Consulting Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.3 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.13*	Indemnification Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.4 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.14	Purchase Agreement between Armstrong World Industries, Inc. and Armstrong World Industries GmbH, as Sellers and Day International, Inc., as Buyer (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

10.15*	Stock warrant to purchase shares of Common Stock of the Company, dated as of January 18, 1998, issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.16*	Stock warrant to purchase shares of Common Stock of the Company, dated as of January 27, 2000, issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.17*	Stock warrant to purchase shares of Common Stock of the Company, dated as of January 18, 2000, issued to Mr. Carl J. Crosetto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.18*	Employment Agreement, dated January 16, 1998, between the Guarantor and Mr. Dennis R. Wolters (incorporated by reference to Exhibit 10.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

10.19*	Employment Agreement, dated January 16, 1998, between Day International, Inc. and Mr. David B. Freimuth (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

10.20*	Day International Group, Inc. Stock Option Plan, dated as of July 6, 1995 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1995); as amended on September 19, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1996); and as further amended on January 16, 1998 (incorporated by reference to Exhibit 10.2.3 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

10.21*	Day International, Inc. Supplemental Savings and Retirement Plan, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

(21) Subsidiaries of the Registrant

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

(32) Section 1350 Certifications

32.1	Chief Executive Officer Certification

32.2	Chief Financial Officer Certification

* - Management contract or compensatory plan or arrangement