Form 10-Q
period 2005-03-31
DAY INTERNATIONAL GROUP INC
filed 2005-05-13
CIK 946991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

Commission File No. 33-93644

DAY INTERNATIONAL GROUP, INC.

130 West Second Street
Dayton, Ohio 45402
(937) 224-4000

State of Incorporation: Delaware

IRS Employer Identification No.: 31-1436349

Securities Registered Pursuant to Section 12 (b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 23,323 Common Shares of the Company, $0.01 per share par value, outstanding as of May 1, 2005.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(In thousands)

	2005	2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,111	$843
Accounts receivable (less allowance for doubtful accounts of $3,480 and $3,694)	53,656	51,967
Inventories (Note B)	51,115	50,334
Other current assets	17,663	17,812

Total current assets	123,545	120,956

Property, plant and equipment, net of accumulated depreciation of $63,856 and $61,592	72,928	74,735
Goodwill	142,895	143,444
Intangible assets (net of accumulated amortization of $41,440 and $40,203)	17,607	18,842
Other assets	10,284	12,258

TOTAL ASSETS	$367,259	$370,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$9,060	$11,020
Current maturities of long-term debt	4,790	4,576
Other current liabilities	24,277	33,466

Total current liabilities	38,127	49,062

Long-term and subordinated long-term debt	251,119	247,814
Other long-term liabilities	40,719	39,572
Redeemable preferred stock (Note C)	176,248	169,805

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Retained earnings (deficit)	(77,769)	(75,201)
Accumulated other comprehensive loss	7,487	7,855

Total stockholders’ equity (deficit)	(138,954)	(136,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$367,259	$370,235

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands)

	2005	2004
	(Unaudited)
NET SALES	$89,919	$89,713

COST OF GOODS SOLD	56,878	56,382

GROSS PROFIT	33,041	33,331

SELLING, GENERAL AND ADMINISTRATIVE	20,522	20,100
AMORTIZATION OF INTANGIBLES	9	9
MANAGEMENT FEES	250	250

OPERATING PROFIT	12,260	12,972

OTHER EXPENSES:
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $456 and $426)	5,467	5,636
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $47 and $47)	6,428	5,562
Other (income) expense—net	310	(878)

INCOME (LOSS) BEFORE INCOME TAXES	55	2,652

INCOME TAX EXPENSE	2,624	4,667

NET INCOME (LOSS)	$(2,569)	$(2,015)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands)

	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,569)	$(2,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,089	3,720
Interest expense—redeemable preferred stock dividends	6,428	5,562
Deferred income taxes	2,155	2,421
Equity in earnings of investees	(59)	(23)
Foreign currency (gain) loss	(633)	(412)
(Gain) on disposal of fixed assets		(360)
Change in operating assets and liabilities	(12,021)	(5,303)

Net cash (used in) provided by operating activities	(2,610)	3,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions		(1,254)
Capital expenditures	(1,821)	(995)
Proceeds from sale of property		360

Net cash used in investing activities	(1,821)	(1,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options		25
Payments on term loans	(1,022)	(3,454)
Net proceeds from revolving credit facility	5,675	3,500

Net cash provided by financing activities	4,653	71

EFFECT OF EXCHANGE RATE CHANGES ON CASH	46	15

Net increase in cash and cash equivalents	268	1,787
Cash and cash equivalents at beginning of period	843	726

Cash and cash equivalents at end of period	$1,111	$2,513

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(In thousands)

A. BASIS OF PRESENTATION

The balance sheet as of December 31, 2004, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

B. INVENTORIES

Inventories as of March 31, 2005 and December 31, 2004, consist of:

	2005	2004
		(audited)
Finished goods	$24,760	$24,384
Work in process	4,425	5,193
Raw materials	21,930	20,757

	$51,115	$50,334

C. REDEEMABLE PREFERRED STOCK

The Company’s 12 1/4% Senior Exchangeable Preferred Stock require that dividends must be paid in cash after March 15, 2003. The Company has not paid cash dividends after March 15, 2003, because of certain restrictions in the Company’s Senior Secured Credit Agreement and Notes Indentures limiting the ability to pay cash dividends. If not paid for four consecutive quarters, the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. All dividends through March 15, 2003, have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock. Dividends-in-arrears are $17,464 and $15,043 as of March 31, 2005 and December 31, 2004 which are included in the redeemable preferred stock balance.

D. INCOME TAXES

The Company’s effective income tax rate for 2005 and 2004 is different from the statutory rates in effect as a result of the inclusion of the dividends on the redeemable preferred stock in income  before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income. In addition, the effective rate for 2004 is affected by dividends from non-U.S. subsidiaries taxable in the United States.

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

	2005	2004
Third party sales:
Image Transfer	$77,813	$77,003
Textile Products	12,106	12,710

Total	$89,919	$89,713

Segment operating profit:
Image Transfer	$12,496	$12,558
Textile Products	1,308	1,802

Total	$13,804	$14,360

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

	2005	2004
Segment operating profit	$13,804	$14,360
APB #16 depreciation and amortization	(1,119)	(999)
Non-allocated corporate expenses	(166)	(130)
Amortization of intangibles	(9)	(9)
Management fees	(250)	(250)

Total operating profit	$12,260	$12,972

F. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was $(2,937) and $(2,279).

G. CONTINGENCIES

The Company is involved in various litigation occurring incidental to normal operations. In the opinion of management, after consultation with legal counsel, the resolution of pending litigation and proceedings is not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the Company.

H. STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, the Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors was reflected in net (loss). The following table illustrates the effect on net income (loss) if compensation cost for all outstanding and unvested stock option and warrants had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

	2005	2004
Net (loss)–as reported	$(2,569)	$(2,015)
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(186)	(195)

Pro forma net (loss)	$(2,755)	$(2,210)

I. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	2005	2004
Service cost	$108	$95
Interest cost	105	197
Expected return on plan assets		(86)
Actuarial loss recognized	13	10
Settlement loss	703

Net periodic pension costs	$929	$216

During the first quarter of 2005, the Company purchased annuity contracts to settle the remaining U.K. pension obligation and recognized a loss on the settlement.

A summary of the components of net periodic postretirement cost for the postretirement health care and life insurance benefits plans is as follows:

	2005	2004
Service cost	$330	$275
Interest cost	253	212
Amortization of prior service cost	(208)	(160)
Actuarial loss recognized	112	59

Net periodic postretirement benefit costs	$487	$386

J. SUPPLEMENTAL CONSOLIDATING INFORMATION

The Company has outstanding $115,000, 9 1/2% Senior Subordinated Notes (the “Notes”). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. (“Day International” or “Guarantor”). Day International has provided a full and unconditional guarantee of the Notes. The wholly-owned foreign subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company’s investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of March 31, 2005 and December 31, 2004, and the supplemental combining condensed statements of operations and cash flows for the three months ended March 31, 2005 and 2004, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
MARCH 31, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
Cash and cash equivalents	$414	$15	$682	$		$1,111
Accounts receivable–net		21,402	32,254			53,656
Inventories		27,815	23,300			51,115
Other current assets		11,569	6,094			17,663

TOTAL CURRENT ASSETS	414	60,801	62,330			123,545
Intercompany	241,119	(7,762)	8,714		(242,071)
Property, plant and equipment, net		41,764	31,164			72,928
Investment in subsidiaries	(18,316)	69,119	(12,535)		(38,268)
Intangible and other assets		153,450	17,336			170,786

TOTAL ASSETS	$223,217	$317,372	$107,009		$(280,339)	$367,259

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$	$4,189	$14,054		$(9,183)	$9,060
Current maturities of long-term debt	4,671		119			4,790
Other current liabilities	479	9,107	14,691			24,277

TOTAL CURRENT LIABILITIES	5,150	13,296	28,864		(9,183)	38,127
Intercompany	(63,725)	297,457	(6,481)		(227,251)
Long-term and subordinated long-term debt	249,928		1,191			251,119
Other long-term liabilities		29,772	10,947			40,719
Redeemable preferred stock	176,248					176,248
Total stockholders’ equity (deficit)	(144,384)	(23,153)	72,488		(43,905)	(138,954)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$223,217	$317,372	$107,009		$(280,339)	$367,259

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET—AUDITED
DECEMBER 31, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
Cash and cash equivalents	$(130)	$130	$843	$		$843
Accounts receivable—net		22,771	29,196			51,967
Inventories		29,264	21,070			50,334
Other assets		11,815	5,997			17,812

TOTAL CURRENT ASSETS	(130)	63,980	57,106			120,956
Intercompany	250,993	3,997	555		(255,545)
Property, plant and equipment—net		42,674	32,061			74,735
Investment in subsidiaries	(22,174)	66,005	(12,535)		(31,296)
Intangible and other assets		154,984	19,560			174,544

TOTAL ASSETS	$228,689	$331,640	$96,747		$(286,841)	$370,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$	$3,814	$7,206	$		$11,020
Current maturities of long-term debt	4,452		124			4,576
Other current liabilities	3,209	13,096	17,161			33,466

TOTAL CURRENT LIABILITIES	7,661	16,910	24,491			49,062
Intercompany	(59,301)	300,853	(10,119)		(231,433)
Long-term and subordinated long-term debt	246,542		1,272			247,814
Other long-term liabilities		28,354	11,218			39,572
Redeemable preferred stock	169,805					169,805
Total stockholders’ equity (deficit)	(136,018)	(14,477)	69,885		(55,408)	(136,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$228,689	$331,640	$96,747		$(286,841)	$370,235

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$	$50,797	$39,122	$		$89,919
Cost of goods sold		32,175	24,703			56,878

Gross profit		18,622	14,419			33,041
Selling, general and administrative		11,989	8,533			20,522
Amortization of intangibles		9				9
Management fees		250				250

Operating profit		6,374	5,886			12,260
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(3,857)	(3,114)			6,971
Interest expense	6,425	5,425	45			11,895
Other (income) expense		(676)	986			310

Income (loss) before income taxes	(2,568)	4,739	4,855		(6,971)	55
Income tax expense (benefit)	1	882	1,741			2,624

Net income (loss)	$(2,569)	$3,857	$3,114		$(6,971)	$(2,569)

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

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(2,569)	$3,857	$3,114		$(6,971)	$(2,569)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		2,974	1,115			4,089
Interest expense—redeemable preferred stock	6,428					6,428
Equity in (earnings) loss of subsidiaries	(3,857)	(3,114)			6,971
Deferred income taxes and other		2,340	(185)			2,155
Equity in earnings of investees		(59)				(59)
Foreign currency (gain) loss		201	(834)			(633)
Changes in operating assets and liabilities	(2,731)	(6,133)	(3,157)			(12,021)

Net cash (used in) provided by operating activities	(2,729)	66	53			(2,610)

Cash Flows From Investing Activities:
Capital expenditures		(807)	(1,014)			(1,821)

Net cash used in investing activities		(807)	(1,014)			(1,821)

Cash Flows From Financing Activities:
Payments on term loans	(993)		(29)			(1,022)
Net proceeds from credit facilities	5,675					5,675

Net cash provided by (used in) financing activities	4,682		(29)			4,653

Intercompany transfers and dividends	(1,409)	626	783
Effects of exchange rates on cash			46			46

Net increase (decrease) in cash and cash equivalents	544	(115)	(161)			268
Cash and cash equivalents at beginning of period	(130)	130	843			843

Cash and cash equivalents at end of period	$414	$15	$682	$		$1,111

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

K. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), Share-based Payment. In April 2005, the Financial Accounting Standards Board deferred the effective date of this standard. Previously, the Company had announced its intention to adopt this Statement effective January 1, 2005. As a result of the deferred effective date, the Company has elected to continue accounting for its Share-based Payments under SFAS 123.

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

Basis of Presentation

The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

	Three Months Ended March 31,
	2005		2004
	$	%	$	%
Net sales	89.9	100.0	89.7	100.0
Costs of goods sold	56.9	63.3	56.4	62.8

Gross profit	33.0	36.7	33.3	37.2
Selling, general and administrative expense	20.5	22.8	20.1	22.4
Stock option expense	0.3	0.3
Amortization of intangibles	0.0	0.0	0.0	0.0
Management fees	0.2	0.2	0.2	0.3

Operating profit	12.0	13.4	13.0	14.5

Comparison of Results of Operations

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Net sales increased $0.2 million (0.2%) to $89.9 million, primarily as a result of favorable changes in foreign currency rates and offset by lower sales volumes in the United States. Sales in 2005 were positively affected by increased sales volumes of $0.2 million in Europe and $1.6 million of favorable changes in foreign currency rates used to translate international sales into U.S. dollars offset by lower sales volumes in the United States. Image Transfer’s sales increased $0.8 million (1.1%) to $77.8 million. Image Transfer’s sales were positively affected by increased sales volumes of $1.5 million in Europe and $1.3 million as a result of the effect of changes in foreign currency rates offset by $2.0 million of lower sales volumes in the United States. The lower U.S. Image Transfer sales volume was primarily as a result of lower sales volumes in the US distribution business. Europe sales volume increased primarily from growth in both the blanket and chemical products lines in the United Kingdom and Germany along with growth in flexographic base sleeves. Textile Products’ sales decreased $0.6 million (5.0%) to $12.1 million, primarily as a result of lower sales volume in Europe of $1.0 million offset by favorable foreign currency rate changes of $0.3 million.

Gross profit decreased $0.3 million (0.9%) to $33.0 million. Foreign currency rate changes increased gross profit by $0.6 million. As a percentage of net sales, gross profit decreased to 36.7% for the three months ended March 31, 2005, compared to 37.2% for the three months ended March 31, 2004.

Selling, general and administrative expense (“SG&A”) increased $0.4 million (2.1%) to $20.5 million, primarily as a result of changes in foreign currency rates. As a percentage of net sales, SG&A increased to 22.8% from 22.4%. Changes in foreign currency rates increased SG&A costs by $0.3 million in the first quarter of 2005 compared to the first quarter of 2004. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels.

Operating profit decreased $1.0 million (8.5%) to $12.0 million. As a percentage of net sales, operating profit decreased to 13.4% for the three months ended March 31, 2005, from 14.5% for the comparable period in 2004. Image Transfer’s operating profit remained relatively constant at $12.5 million. As a percentage of net sales, Image Transfer’s operating profit decreased to 16.1% for the three months ended March 31, 2005, from 16.3% for the three months ended March 31, 2004, primarily as a result of higher sales volumes in Europe where operating profit margins are slightly lower and the decrease in the U.S. distribution business sales volumes. Textile Products’ operating profit decreased $0.5 million (27.6%) to $1.3 million. As a percentage of net sales, Textile Products’ operating profit decreased to 10.8% for the three months ended March 31, 2005, from 14.2% for the three months ended March 31, 2004. Textile Products’ operating profit was affected by the lower sales volumes in Europe and the unfavorable foreign currency impact related to the importing of product into the U.S. market manufactured in Europe.

Other (income) expense was $(0.3) million and $(0.9) million for the three months ended March 31, 2005 and 2004. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income) expense in

2005 and 2004 includes a gain of $1.1 million and $0.7 million on the mark-to-market of the euro-denominated Tranche A Term Loan, a $1.0 million of expenses associated with a discontinued acquisition in 2005 and $0.4 million gain on the sale of fixed assets in 2004.

The effective tax rate was (997.6)% and 176.0% for the three months ended March 31, 2005 and 2004. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. The effective tax rate is further affected in the three months ended March 31, 2004 by foreign-sourced dividends and income taxable in the United States and non-deductible expenses.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), Share-based Payment. In April 2005, the Financial Accounting Standards Board deferred the effective date of this standard. Previously, the Company had announced its intention to adopt this Statement effective January 1, 2005. As a result of the deferred effective date, the Company has elected to continue accounting for its Share-based Payments under SFAS 123.

Liquidity and Capital Resources

The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.

Capital expenditures were $1.8 million and $1.0 million for the quarters ended March 31, 2005 and 2004, respectively.

As of March 31, 2005, there was $6.7 million outstanding under the Revolving Credit Facility and the Company had $13.3 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at March 31, 2005, is $255.9 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $81.9 million and the Convertible Preferred Stock is $95.3 million. The Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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

Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $6.6 million at March 31, 2005 and $9.5 million at December 31, 2004. These contracts generally expire within three to twelve months. At March 31, 2005 and December 31, 2004, the Company had outstanding €19.9 million and €20.4 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared to the U.S. dollar. Foreign currency (gains) losses, included in other (income) expense—net, were $(0.6) million in 2005 and $(0.4) million in 2004.

Interest Rate Risks

The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2003, the Company entered into a $25 million interest rate swap to swap a portion of the Company’s variable rate debt to fixed rates. The swap expires in September 2006. The fair value of the interest rate swap was a receivable of $0.4 million and $0.2 million at March 31, 2005 and December 31, 2004. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurance that interest rates will not materially change.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended March 31, 2005. To the best of management’s knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended March 31, 2005, that would materially affect the control systems.

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

Day International Group, Inc.

(Registrant)

Date: May 13, 2005	/s/ Thomas J. Koenig

Thomas J. Koenig
Vice President and
Chief Financial Officer
(Principal Financial Officer)