Form 10-Q
period 2005-06-30
DAY INTERNATIONAL GROUP INC
filed 2005-08-19
CIK 946991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2005
Commission File No. 33-93644
DAY INTERNATIONAL GROUP, INC.
130 West Second Street
Dayton, Ohio 45402
(937) 224-4000

State of Incorporation:	Delaware

IRS Employer Identification No.:	31-1436349
Securities Registered Pursuant to Section 12 (b) of the Act: None
Securities Registered Pursuant to Section 12 (g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑      No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐      No☑
There were 23,323 Common Shares of the Company, $0.01 per share par value, outstanding as of August 1, 2005.

DAY INTERNATIONAL GROUP, INC.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands)

	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,823	$843
Accounts receivable (less allowance for doubtful accounts of $3,319 and $3,815)	49,380	51,967
Inventories (Note B)	51,529	50,334
Other current assets	18,798	17,812

Total current assets	121,530	120,956

Property, plant and equipment, net of accumulated depreciation of $65,236 and $61,592	70,377	74,735
Goodwill	142,472	143,444
Intangible assets, net of accumulated amortization of $42,570 and $40,203	16,472	18,842
Other assets	11,306	12,258

TOTAL ASSETS	$362,157	$370,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$6,254	$11,020
Current maturities of long-term debt	4,545	4,576
Other current liabilities	27,648	33,466

Total current liabilities	38,447	49,062

Long-term and subordinated long-term debt	243,156	247,814
Other long-term liabilities	41,591	39,572
Redeemable preferred stock (Note D)	182,765	169,805

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Retained earnings (deficit)	(78,318)	(75,201)
Accumulated other comprehensive gain/(loss)	3,188	7,855

Total stockholders’ equity (deficit)	(143,803)	(136,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$362,157	$370,235

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands)
(Unaudited)

	Three Months		Six Months
	2005	2004	2005	2004
NET SALES	$91,390	$88,807	$181,309	$178,520

COST OF GOODS SOLD	56,762	56,692	113,635	113,074

GROSS PROFIT	34,628	32,115	67,674	65,446

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	20,087	19,853	40,609	39,953
AMORTIZATION OF INTANGIBLES	8	8	17	17
MANAGEMENT FEES	250	250	500	500

OPERATING PROFIT	14,283	12,004	26,548	24,976

OTHER EXPENSES:
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $456, $436, $913, and $863)	5,650	5,646	11,117	11,282
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $47, $47, $94, and $94)	6,518	5,628	12,946	11,190
Other (income) expense	(1,137)	(663)	(827)	(1,541)

INCOME BEFORE INCOME TAXES	3,252	1,393	3,312	4,045

INCOME TAX EXPENSE	3,800	3,779	6,429	8,446

NET INCOME (LOSS)	$(548)	$(2,386)	$(3,117)	$(4,401)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands)
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,117)	$(4,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,976	7,402
Interest expense—redeemable preferred stock dividends	12,946	11,190
Deferred income taxes	3,510	3,619
Equity in earnings of investees	(59)	(148)
Foreign currency (gain) loss	(1,684)	(907)
(Gain) loss on disposal of fixed assets	(8)	(128)
Change in operating assets and liabilities	(12,777)	(3,413)

Net cash provided by operating activities	6,787	13,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(426)	(1,346)
Capital expenditures	(3,643)	(3,126)
Proceeds from sale of property		1,410

Net cash (used in) investing activities	(4,069)	(3,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options		25
Payment of deferred financing costs		(633)
Payments on term loans	(1,979)	(8,927)
Net (payments on) proceeds from revolving credit facility	175	50

Net cash provided by (used in) financing activities	(1,804)	(9,485)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	66	(62)

Net increase (decrease) in cash and cash equivalents	980	605
Cash and cash equivalents at beginning of period	843	726

Cash and cash equivalents at end of period	$1,823	$1,331

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)
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
B. INVENTORIES
Inventories as of June 30, 2005 and December 31, 2004, consist of:

	2005	2004
Finished goods	$25,514	$24,384
Work in process	4,717	5,193
Raw materials	21,298	20,757

	$51,529	$50,334

C. LONG-TERM DEBT
On June 2, 2004, the Company issued $126,473 of Tranche D Term Loans under the $185,000 Senior Secured Credit Facility to refinance the previously outstanding Tranche B and Tranche C Term Loans. The Tranche D Term Loans have terms identical to the refinanced Tranche B and Tranche C Term Loans, except that interest rates have been lowered 100 basis points and are now based on the banks’ base rate plus 2.50% or the LIBOR rate plus 3.50%. No change in the final maturity date was made. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, there was not a substantial difference between the debt instruments, thus no extinguishment of debt was recognized. Remaining unamortized deferred financing fees and debt discount from the Tranche B and C Term Loans were added to the financing fees paid to the debtors and amortized over the term of the Tranche D Term Loan.

D. REDEEMABLE PREFERRED STOCK
The Company’s 12 1/4% Senior Exchangeable Preferred Stock require that dividends must be paid in cash after March 15, 2003. The Company has not paid cash dividends after March 15, 2003, because of certain restrictions in the Company’s Senior Secured Credit Agreement and Notes Indentures limiting the ability to pay cash dividends. During the fourth quarter of 2004, the Exchangeable Preferred Stockholders elected two directors to the Board of Directors in accordance with their rights when dividends in arrears have not been paid. All dividends through March 15, 2003, have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock. Dividends-in-arrears were $19,958 as of June 30, 2005 and $15,043 as of December 31, 2004 which are included in the redeemable preferred stock balance.
E. INCOME TAXES
The Company’s effective income tax rate for 2005 and 2004 is different from the statutory rates in effect as a result of the inclusion of the dividends on the redeemable preferred stock in income before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income. In addition, the effective tax rates for 2004 were affected by dividends from non-U.S. subsidiaries taxable in the United States.
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
The Company manages the two segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology, and marketing strategies. Segment detail for the three and six months ended June 30, 2005 follow.

	Three Months		Six Months
	2005	2004	2005	2004
Third party sales:
Image Transfer	$79,702	$75,963	$157,515	$152,966
Textile Products	11,688	12,844	23,794	25,554

Total	$91,390	$88,807	$181,309	$178,520

Segment operating profit:
Image Transfer	$14,318	$11,808	$26,818	$24,366
Textile Products	1,516	1,601	2,824	3,403

Total	$15,834	$13,409	$29,642	$27,769

The following is a reconciliation of the segment operating profit reported above to the amount reported in the consolidated financial statements:

	Three Months		Six Months
	2005	2004	2005	2004
Segment operating profit	$15,834	$13,409	$29,642	$27,769
APB No. 16 depreciation and amortization	(1,038)	(999)	(2,157)	(1,998)
Non-allocated corporate expenses	(254)	(148)	(420)	(278)
Amortization of intangibles	(9)	(8)	(17)	(17)
Management fees	(250)	(250)	(500)	(500)

Total operating profit	$14,283	$12,004	$26,548	$24,976

G. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income/(loss) is comprised of net income/(loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income/(loss) for the three months ended June 30, 2005 and 2004 was $(3,587) and $(3,865). Total comprehensive income/(loss) for the six months ended June 30, 2005 and 2004 was $(7,784) and $(6,144).
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

I. STOCK-BASED COMPENSATION
As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company applies the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors is reflected in net income (loss). The following table illustrates the effect on net income (loss) if compensation cost for all outstanding and unvested stock options and warrants had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

	Three Months		Six Months
	2005	2004	2005	2004
Net income (loss)–as reported	$(548)	$(2,386)	$(3,117)	$(4,401)
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(184)	(195)	(370)	(390)

Pro forma net income (loss)	$(732)	$(2,581)	$(3,487)	$(4,791)

J. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Service cost	$104	$92	$212	$187
Interest cost	101	192	206	389
Expected return on plan assets	—	(84)	—	(170)
Actuarial loss recognized	13	9	26	19

Net periodic pension costs	$218	$209	$444	$425

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Service cost	$330	$275	$660	$550
Interest cost	253	212	506	424
Amortization of prior service cost	(208)	(160)	(417)	(320)
Actuarial loss recognized	112	59	224	118

Net periodic postretirement benefit costs	$487	$386	$973	$772

K. SUPPLEMENTAL CONSOLIDATING INFORMATION
The Company has outstanding $115,000, 9 1/2% Senior Subordinated Notes (the “Notes”). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. (“Day International” or “Guarantor”). Day International and the wholly-owned United States subsidiaries have provided full and unconditional guarantees of the Notes. The wholly-owned international subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company’s investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental combining condensed balance sheets as of June 30, 2005 and December 31, 2004, and the supplemental combining condensed statements of operations and cash flows for the three and six months ended June 30, 2005 and 2004, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED BALANCE SHEET
JUNE 30, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$378	$—	$1,445	$—	$1,823
Accounts receivable—net	—	21,926	27,454	—	49,380
Inventories	—	28,580	22,949	—	51,529
Other current assets	—	12,669	6,129	—	18,798

TOTAL CURRENT ASSETS	378	63,175	57,977	—	121,530
Intercompany	246,506	6,582	7,715	(260,803)	—
Property, plant and equipment, net	—	40,845	29,532	—	70,377
Investment in subsidiaries	(12,350)	71,386	(12,549)	(46,487)	—
Intangible and other assets	—	151,896	18,354	—	170,250

TOTAL ASSETS	$234,534	$333,884	$101,029	$(307,290)	$362,157

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$—	$5,173	$10,542	$(9,461)	$6,254
Current maturities of long-term debt	4,434	—	111	—	4,545
Other current liabilities	3,296	9,901	14,451	—	27,648

TOTAL CURRENT LIABILITIES	7,730	15,074	25,104	(9,461)	38,447
Intercompany	(54,229)	296,808	(7,264)	(235,315)	—
Long-term and subordinated long-term debt	242,071	—	1,085	—	243,156
Other long-term liabilities	—	31,322	10,269	—	41,591
Redeemable preferred stock	182,765	—	—	—	182,765
Total stockholders’ equity (deficit)	(143,803)	(9,320)	71,835	(62,515)	(143,803)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$234,534	$333,884	$101,029	$(307,209)	$362,157

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$(130)	$130	$843	$—	$843
Accounts receivable—net	—	22,771	29,196	—	51,967
Inventories	—	29,264	21,070	—	50,334
Other assets	—	11,815	5,997	—	17,812

TOTAL CURRENT ASSETS	(130)	63,980	57,106	—	120,956
Intercompany	250,993	3,997	555	(255,545)	—
Property, plant and equipment—net	—	42,674	32,061	—	74,735
Investment in subsidiaries	(22,174)	66,005	(12,535)	(31,296)	—
Intangible and other assets	—	154,984	19,560	—	174,544

TOTAL ASSETS	$228,689	$331,640	$96,747	$(286,841)	$370,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$—	$3,814	$7,206	$—	$11,020
Current maturities of long-term debt	4,452	—	124	—	4,576
Other current liabilities	3,209	13,096	17,161	—	33,466

TOTAL CURRENT LIABILITIES	7,661	16,910	24,491	—	49,062
Intercompany	(59,301)	300,853	(10,119)	(231,433)	—
Long-term and subordinated long-term debt	246,542	—	1,272	—	247,814
Other long-term liabilities	—	28,354	11,218	—	39,572
Redeemable preferred stock	169,805	—	—	—	169,805
Total stockholders’ equity (deficit)	(136,018)	(14,477)	69,885	(55,408)	(136,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$228,689	$331,640	$96,747	$(286,841)	$370,235

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$75,955	$63,480	$(48,045)	$91,390
Cost of goods sold	—	55,629	49,178	(48,045)	56,762

Gross profit	—	20,326	14,302	—	34,628
Selling, general and administrative	—	11,913	8,174	—	20,087
Amortization of intangibles	—	8	—	—	8
Management fees	—	250	—	—	250

Operating profit (loss)	—	8,155	6,128	—	14,283
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(5,967)	(3,374)	—	9,341	—
Interest expense	6,520	5,590	58	—	12,168
Other (income) expense	(6)	(1,666)	535	—	(1,137)

Income (loss) before income taxes	(547)	7,605	5,535	(9,341)	3,252
Income tax expense (benefit)	1	1,638	2,161	—	3,800

Net income (loss)	$(548)	$5,967	$3,374	$(9,341)	$(548)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$53,194	$35,613	$—	$88,807
Cost of goods sold	—	33,978	22,714	—	56,692

Gross profit	—	19,216	12,899	—	32,115
Selling, general and administrative	16	12,514	7,323	—	19,853
Amortization of intangibles	—	8	—	—	8
Management fees	—	250	—	—	250

Operating profit (loss)	(16)	6,444	5,576	—	12,004
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(3,251)	(3,018)	—	6,269	—
Interest expense	5,628	5,635	11	—	11,274
Other (income) expense	(1)	(1,208)	546	—	(663)

Income (loss) before income taxes	(2,392)	5,035	5,019	(6,269)	1,393
Income tax expense (benefit)	(6)	1,784	2,001		3,779

Net income (loss)	$(2,386)	$3,251	$3,018	$(6,269)	$(2,386)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$126,752	$102,602	$(48,045)	$181,309
Cost of goods sold	—	87,799	73,881	(48,045)	113,635

Gross profit	—	38,953	28,721	—	67,674
Selling, general and administrative	—	23,902	16,707	—	40,609
Amortization of intangibles	—	17	—	—	17
Management fees	—	500	—	—	500

Operating profit (loss)	—	14,534	12,014	—	26,548
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(9,824)	(6,488)	—	16,312	—
Interest expense	12,945	11,015	103	—	24,063
Other (income) expense	(6)	(2,342)	1,521	—	(827)

Income (loss) before income taxes	(3,115)	12,349	10,390	(16,312)	3,312
Income tax expense (benefit)	2	2,525	3,902	—	6,429

Net income (loss)	$(3,117)	$9,824	$6,488	$(16,312)	$(3,117)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$106,143	$72,377	$—	$178,520
Cost of goods sold	—	67,454	45,620	—	113,074

Gross profit	—	38,689	26,757	—	65,446
Selling, general and administrative	17	25,243	14,693	—	39,953
Amortization of intangibles	—	17	—	—	17
Management fees	—	500	—	—	500

Operating profit (loss)	(17)	12,929	12,064	—	24,976
Other expenses (income):
Equity in (earnings) of subsidiaries	(6,797)	(6,362)	—	13,159	—
Interest expense	11,190	11,266	16	—	22,472
Other (income) expense	(4)	(3,339)	1,802	—	(1,541)

Income (loss) before income taxes	(4,406)	11,364	10,246	(13,159)	4,045
Income tax expense (benefit)	(5)	4,567	3,884	—	8,446

Net income (loss)	$(4,401)	$6,797	$6,362	$(13,159)	$(4,401)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(3,117)	$9,824	$6,488		$(16,312)		$(3,117)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5,771	2,205		—		7,976
Interest expense—redeemable preferred stock dividends	12,946	—	—		—		12,946
Equity in earnings of subsidiaries	(9,824)	(6,488)	—		16,312		—
Deferred income taxes and other	—	3,640	(130)		—		3,510
Equity in earnings of investees	—	(59)	—		—		(59)
Foreign currency (gain) loss	—	(29)	(1,655)		—		(1,684)
(Gain) loss on disposal of fixed assets	—	—	(8)		—		(8)
Changes in operating assets and liabilities	86	1,223	(14,086)		—		(12,777)

Net cash provided by (used in) operating activities	91	13,882	(7,186)		—		6,787

Cash Flows From Investing Activities:
Cash paid for acquisitions	—	(426)	—		—		(426)
Capital expenditures	—	(1,533)	(2,110)		—		(3,643)
Proceeds from sale of property	—	—	—		—		—

Net cash (used in) investing activities	—	(1,959)	(2,110)		—		(4,069)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options
Payment of deferred financing fees
Payments on term loans	(1,919)	—	(60)		—		(1,979)
Net proceeds from credit facilities	175	—	—		—		175

Net cash provided by (used in) financing activities	(1,744)	—	(60)		—		(1,804)

Intercompany transfers and dividends	2,161	(12,053)	9,892		—		—
Effects of exchange rates on cash	—	—	66		—		66

Net increase (decrease) in cash and cash equivalents	508	(130)	602	—		980
Cash and cash equivalents at beginning of period	(130)	130	843		—		843

Cash and cash equivalents at end of period	$378	$—	$1,445		$—		$1,823

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL COMBINING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(4,401)	$6,797	$6,362	$(13,159)	$(4,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5,275	2,127	—	7,402
Interest expense—redeemable preferred stock dividends	11,190	—	—	—	11,190
Equity in earnings of subsidiaries	(6,797)	(6,362)	—	13,159	—
Deferred income taxes and other	—	4,912	(1,293)	—	3,619
Equity in earnings of investees	—	(148)	—	—	(148)
Foreign currency (gain) loss	—	(1,602)	695	—	(907)
(Gain) loss on disposal of fixed assets	—	300	(428)	—	(128)
Changes in operating assets and liabilities	4	(1,192)	(2,225)	—	(3,413)

Net cash provided by (used in) operating activities	(4)	7,980	5,238	—	13,214

Cash Flows From Investing Activities:
Cash paid for acquisitions	—	(1,346)	—	—	(1,346)
Capital expenditures	—	(1,602)	(1,524)	—	(3,126)
Proceeds from sale of property	—	—	1,410	—	1,410

Net cash (used in) investing activities	—	(2,948)	(114)	—	(3,062)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	25	—	—	—	25
Payment of deferred financing fees	—	(633)	—	—	(633)
Payments on term loans	(8,925)	(2)	—	—	(8,927)
Net proceeds from credit facilities	50	—	—	—	50

Net cash provided by (used in) financing activities	(8,850)	(635)	—	—	(9,485)

Intercompany transfers and dividends	8,612	(3,992)	(4,620)	—	—
Effects of exchange rates on cash	—	—	(62)	—	(62)

Net increase (decrease) in cash and cash equivalents	(242)	405	442	—	605
Cash and cash equivalents at beginning of period	742	(742)	726	—	726

Cash and cash equivalents at end of period	$500	$(337)	$1,168	$—	$1,331

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
Basis of Presentation
The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

	Three Months				Six Months
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
Net sales	91.4	100.0	88.8	100.0	181.3	100.0	178.5	100.0
Costs of goods sold	56.8	62.1	56.7	63.9	113.6	62.7	113.1	63.3

Gross profit	34.6	37.9	32.1	36.1	67.7	37.3	65.4	36.7
Selling, general and administrative expense	20.1	22.0	19.9	22.4	40.6	22.4	39.9	22.4
Amortization of intangibles	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Management fees	0.2	0.2	0.2	0.2	0.5	0.3	0.5	0.3

Operating profit	14.3	15.7	12.0	13.5	26.6	14.6	25.0	14.0

Comparison of Results of Operations
Three Months Ended June 30, 2005, Compared with Three Months Ended June 30, 2004
Net sales increased $2.6 million, or 2.9%, to $91.4 million primarily due to increased sales volume, the impact of price increases in selected product lines, and favorable changes in foreign currency rates. Foreign currency rate changes used to translate international sales into U.S. dollars contributed $1.7 million to sales. Image Transfer sales increased $3.7 million, or 4.9%, to $79.7 million. Image Transfer sales were positively affected by $1.4 million from the effect of changes in foreign currency rates, price increases in selected product lines, and increased sales volume outside the United States. Partially offsetting these increases were lower flat-blanket sales volume in the United States, primarily of competitors’ brands that are sold through the Company’s NDI distribution channel. Textile Products segment sales decreased $1.2 million, or 9.0%, to $11.7 million, primarily as a result of lower sales volume in the United States of $0.3 million and by lower sales volume in Europe of $1.1 million, partially offset by favorable foreign currency rate changes of $0.3 million.
Gross profit increased $2.5 million, or 7.8% to $34.6 million. Foreign currency rate changes increased gross profit by $0.6 million. As a percentage of net sales, gross profit increased to 37.9% for the three months ended June 30, 2005, compared with 36.1% for the three months ended June 30, 2004.
Selling, general and administrative expense (“SG&A”) increased $0.2 million, or 1.0%, to $20.1 million, primarily as a result of changes in foreign currency rates. As a percentage of net sales, SG&A decreased to 22.0% from 22.4%. Changes in foreign currency rates increased SG&A costs by $0.4 million compared with 2004.
Operating profit increased $2.3 million, or 19.2%, to $14.3 million. As a percentage of net sales, operating profit increased to 15.7% for the three months ended June 30, 2005, versus 13.5% for the comparable period in 2004. Image Transfer’s operating profit increased $2.5 million, or 21.2%, to $14.3 million, primarily as a result of higher sales volume, the impact of selected price increases, and continued focus on operational improvements. As a percentage of net sales, Image Transfer’s operating profit increased to 18.0% for the three months ended June 30, 2005, from 15.5% in 2004. Textile Products’ operating profit decreased $0.1 million, or 5.3%, to $1.5 million. As a percentage of net sales, Textile Products’ operating profit increased to 13.0% for the three months ended June 30, 2005, from 12.5% in 2004.
Other (income)/expense was ($1.6) million and ($0.7) million for the three months ended June 30, 2005 and 2004. The other (income)/expense is primarily due to foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense includes gains of $1.7 million, in 2005, and $0.4 million, in 2004, on the mark-to-market of the euro-denominated Tranche A Term Loan.

The effective tax rate was 102.7% and 271.3% in 2005 and 2004. The high effective tax rates are due to the adoption of SFAS No. 150 that requires non-deductible preferred stock dividends to be reflected as interest expense. Excluding the preferred stock dividends, the effective tax rate would have been 37.2% in 2005. The effective tax rate in 2004 was further impacted by foreign-sourced dividends.
In December, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), “Share-based Payment”. In April, 2005, the Financial Accounting Standards Board deferred the effective date of this standard. Previously, the Company had announced its intention to adopt SFAS No. 123 (Revised) effective January 1, 2005. As a result of the deferred effective date, the Company elected to continue accounting for its share-based payments under SFAS No. 123.
Six Months Ended June 30, 2005, Compared with Six Months Ended June 30, 2004
Net sales increased $2.8 million, or 1.6%, to $181.3 million, primarily as a result of favorable changes in foreign currency rates, higher sales volume in Europe and the United States, and the impact of price increases in selected product lines. Favorable changes in foreign currency rates used to translate international sales into U.S. dollars contributed $3.3 million. Image Transfer’s sales increased $4.5 million, or 3.0%, to $157.5 million. Image Transfer’s sales were positively affected by increased sales volumes in Europe and the United States, the impact of price increases on selected product lines, and $2.7 million as a result of the effect of changes in foreign currency rates. Partially offsetting these increases were lower flat-blanket sales volume in the United States, primarily of competitors’ brands that are sold through the Company’s NDI distribution channel. Textile Products’ sales decreased $1.8 million, or 6.9%, to $23.8 million, partly offset by favorable foreign currency rate changes of $0.6 million.
Gross profit increased $2.3 million, or 3.5%, to $67.7 million. Foreign currency rate changes increased gross profit by $1.2 million. As a percentage of net sales, gross profit increased to 37.3% for the six months ended June 30, 2005, compared with 36.7% for the six months ended June 30, 2004.
Selling, general and administrative expense (“SG&A”) increased $0.7 million, or 1.8%, to $40.6 million, primarily as a result of changes in foreign currency rates. As a percentage of net sales, SG&A did not change from the 22.4% reported in 2004. Changes in foreign currency rates increased SG&A costs by $0.7 million in the first half of 2005 compared with the first half of 2004.
Operating profit increased $1.6 million, or 6.4%, to $26.6 million. As a percentage of net sales, operating profit increased to 14.6% for the six months ended June 30, 2005, from 14.0% for the comparable period in 2004. Image Transfer’s operating profit increased $2.5 million, or 10.1%, to $26.8 million, primarily as a result of higher sales volume, the impact of selected price increases, and continued focus on operational improvements. As a percentage of net sales, Image Transfer’s operating profit increased to 17.0% for the six months ended June 30, 2005, from 15.9% in 2004. Textile Products’ operating profit decreased $0.6 million, or 17.0%, to $2.8 million. As a percentage of net sales, Textile Products’ operating profit decreased to 11.9% for the six months ended June 30, 2005, from 13.3% in 2004.

Other (income)/expense was ($1.3) million and ($1.5) million expense for the six months ended June 30, 2005 and 2004. The other (income)/expense is primarily due to foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense in 2005 includes a gain of $2.8 million on the mark-to-market of the euro-denominated Tranche A Term Loan and $1.0 million of expenses from a discontinued acquisition. Other (income)/expense in 2004 includes a gain of $1.1 million on the mark-to-market of the euro-denominated Tranche A Term Loan.
The effective tax rate was 171.0% and 208.8% in 2005 and 2004. The high effective tax rates are affected by SFAS No. 150 that requires non-deductible preferred stock dividends to be reflected as interest expense. Adjusted for the preferred stock dividends, the effective tax rate would be 38.5% in 2005. The effective tax rate in 2004 is further affected by foreign-sourced dividends.
Liquidity and Capital Resources
The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.
Capital expenditures were $4.2 million and $3.1 million for the six months ended June 30, 2005 and 2004.
As of June 30, 2005, there was $1.2 million outstanding under the Revolving Credit Facility and the Company had $18.8 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at June 30, 2005 is $247.7 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $84.4 million and the Convertible Preferred Stock is $99.3 million. The Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.
The Company’s debt agreements contain certain financial covenants regarding a consolidated leverage ratio, a consolidated senior debt ratio, a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio, and a limitation on capital expenditures. As of June 30, 2005, the Company remained in compliance with all debt covenants and none of the covenants were materially restrictive.

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
Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $8.6 million at June 30, 2005 and $9.5 million at December 31, 2004. These contracts generally expire within three to twelve months. At June 30, 2005 and December 31, 2004, the Company had outstanding €19.3 million and €20.4 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared with the U.S. dollar. Foreign currency transaction (gains)/losses included in other (income)/expense were $1.4 million income and $0.5 million income for the three months ended June 30, 2005 and 2004 and $2.1 million income and $0.9 million income for the six months ended June 30, 2005 and 2004.
Interest Rate Risks
The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2004, the Company entered into a $25 million interest rate swap to swap a portion of the Company’s variable rate debt to fixed rates. The swap expires in September, 2006. The fair value of the interest rate swap was a receivable of $0.3 million at June 30, 2005 and a receivable of $0.2 million at December 31, 2004. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2005, although there can be no assurance that interest rates will not materially change.

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
ITEM 4. CONTROLS AND PROCEDURES
The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. As a result of changes in the Company’s corporate controller position, the Company was unable to complete its timely review of the Company’s financial reports for the quarter ended June 30, 2005 and as a result filed a Form 12b-25 Notification of Late Filing on August 16, 2005. Management has now completed its review of the Company’s financial reports and, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that as of June 30, 2005 the Company’s disclosure controls and procedures were not effective solely for the reason noted above. Management has taken actions to prevent a delay from occurring in future periods and believes that the Company’s disclosure controls and procedures are now effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commissions rules and forms.
Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 6. EXHIBITS
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

Day International Group, Inc. (Registrant)
Date: August 19, 2005	/s/ Thomas J. Koenig
Thomas J. Koenig
Vice President and Chief Financial Officer (Principal Financial Officer)