Form 10-Q
period 2005-09-30
DAY INTERNATIONAL GROUP INC
filed 2005-11-15
CIK 946991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 33-93644
DAY INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in charter)

Delaware	31-1436349
(State of jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or other organization)
130 West Second Street
Dayton, Ohio 45402
(Address of Principal Executive Offices)
(937) 224-4000
(Registrant’s Telephone Number, including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 23,323 Common Shares of the Company, $0.01 per share par value, outstanding as of November 7, 2005.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands)

	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$761	$843
Accounts receivable (less allowance for doubtful accounts of $3,380 and $3,694)	50,824	51,967
Inventories (Note B)	52,177	50,334
Other current assets	18,555	17,812

Total current assets	122,317	120,956
Property, plant and equipment, net of accumulated depreciation of $66,888 and $61,592	69,013	74,735
Goodwill	142,392	143,444
Intangible assets, net of accumulated amortization of $43,404 and $40,203	15,636	18,842
Other assets	11,503	12,258

TOTAL ASSETS	$360,861	$370,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$5,300	$11,020
Current maturities of long-term debt	4,609	4,576
Other current liabilities	25,120	33,466

Total current liabilities	35,029	49,062

Long-term and subordinated long-term debt (Note C)	237,427	247,814
Other long-term liabilities	43,874	39,572
Redeemable preferred stock (Note D)	189,359	169,805

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Retained earnings (deficit)	(79,172)	(75,201)
Accumulated other comprehensive gain	3,016	7,855

Total stockholders’ equity (deficit)	(144,828)	(136,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$360,861	$370,235

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)
(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004
NET SALES	$91,854	$90,494	$273,163	$269,014

COST OF GOODS SOLD	57,906	57,122	171,541	170,196

GROSS PROFIT	33,948	33,372	101,622	98,818

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	19,676	19,516	60,286	59,469
AMORTIZATION OF INTANGIBLES	9	9	26	26
MANAGEMENT FEES	250	250	750	750

OPERATING PROFIT	14,013	13,597	40,560	38,573

OTHER EXPENSES:
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $456, $456, $1,369, and $1,319)	5,452	5,405	16,569	16,687
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $47, $47, $141, and $141)	6,594	5,696	19,540	16,886
Other income	(1,279)	(340)	(2,106)	(1,881)

INCOME BEFORE INCOME TAXES	3,246	2,836	6,557	6,881

INCOME TAX EXPENSE	4,230	4,655	10,528	13,101

NET (LOSS)	$(984)	$(1,819)	$(3,971)	$(6,220)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,971)	$(6,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,425	11,067
Interest expense—redeemable preferred stock dividends	19,540	16,886
Deferred income taxes	5,267	5,459
Equity in earnings of investees	(59)	(192)
Foreign currency gain	(2,937)	(1,633)
Gain on disposal of fixed assets	(8)	(61)
Change in operating assets and liabilities	(16,451)	(2,757)

Net cash provided by operating activities	12,806	22,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(379)	(1,346)
Capital expenditures	(5,207)	(7,053)
Proceeds from sale of property	—	1,410

Net cash used in investing activities	(5,586)	(6,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	25
Payment of deferred financing costs	—	(633)
Payments on term loans	(8,943)	(14,267)
Net proceeds from revolving credit facility	1,575	1,975

Net cash used in financing activities	(7,368)	(12,900)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	66	(25)

Net (decrease) increase in cash and cash equivalents	(82)	2,635
Cash and cash equivalents at beginning of period	843	726

Cash and cash equivalents at end of period	$761	$3,361

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
B. INVENTORIES
Inventories as of September 30, 2005 and December 31, 2004, consist of:

	2005	2004
Finished goods	$25,934	$24,384
Work in process	4,611	5,193
Raw materials	21,632	20,757

	$52,177	$50,334

C. LONG-TERM DEBT
On June 2, 2004, the Company issued $126,473 of Tranche D Term Loans under the $185,000 Senior Secured Credit Facility to refinance the previously outstanding Tranche B and Tranche C Term Loans. The Tranche D Term Loans have terms identical to the refinanced Tranche B and Tranche C Term Loans, except that interest rates were lowered 100 basis points and are now based on the banks’ base rate plus 2.50% or the LIBOR rate plus 3.50%. No change in the final maturity date was made. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, there was not a substantial difference between the debt instruments, thus no extinguishment of debt was recognized. Remaining unamortized deferred financing fees and debt discount from the Tranche B and C Term Loans were added to the financing fees paid to the debtors and amortized over the term of the Tranche D Term Loan.

D. REDEEMABLE PREFERRED STOCK
The Company’s 12 1/4% Senior Exchangeable Preferred Stock requires that dividends be paid in cash after March 15, 2003. The Company has not paid cash dividends after March 15, 2003, because of certain restrictions in the Company’s Senior Secured Credit Agreement and Notes Indentures limiting the ability to pay cash dividends. During the fourth quarter of 2004, the Exchangeable Preferred Stockholders elected two directors to the Board of Directors in accordance with their rights when dividends in arrears have not been paid. All dividends through March 15, 2003, have been in the form of additional fully-paid and non-assessable shares of Exchangeable Preferred Stock. Dividends-in-arrears were $22,529 as of September 30, 2005 and $15,043 as of December 31, 2004, which are included in the redeemable preferred stock balance.
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
The Company manages the two segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology, and marketing strategies. Segment detail for the three and nine months ended September 30, 2005 and 2004 is as follows.

	Three Months		Nine Months
	2005	2004	2005	2004
Third party sales:
Image Transfer	$80,306	$78,477	$237,821	$231,443
Textile Products	11,548	12,017	35,342	37,571

Total	$91,854	$90,494	$273,163	$269,014

Segment operating profit:
Image Transfer	$13,470	$13,578	$40,288	$37,944
Textile Products	1,961	1,463	4,785	4,866

Total	$15,431	$15,041	$45,073	$42,810

The following is a reconciliation of the segment operating profit reported above to the amount reported in the condensed consolidated financial statements:

	Three Months		Nine Months
	2005	2004	2005	2004
Segment operating profit	$15,431	$15,041	$45,073	$42,810
APB No. 16 depreciation and amortization	(795)	(999)	(2,953)	(2,997)
Non-allocated corporate expenses	(364)	(186)	(784)	(464)
Amortization of intangibles	(9)	(9)	(26)	(26)
Management fees	(250)	(250)	(750)	(750)

Total operating profit	$14,013	$13,597	$40,560	$38,573

G. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income/(loss) is comprised of net income/(loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income/(loss) for the three months ended September 30, 2005 and 2004 was $(1,156) and $(1,765). Total comprehensive income/(loss) for the nine months ended September 30, 2005 and 2004 was $(8,810) and $(7,909).
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

	Three Months		Nine Months
	2005	2004	2005	2004
Net income (loss)–as reported	$(984)	$(1,819)	$(3,971)	$(6,220)
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123 - net of taxes	(184)	(195)	(551)	(585)

Pro forma net income (loss)	$(1,168)	$(2,014)	$(4,522)	$(6,805)

J. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Service cost	$101	$93	$313	$280
Interest cost	98	194	304	583
Expected return on plan assets	—	(85)	—	(255)
Actuarial loss recognized	12	9	38	28

Net periodic pension costs	$211	$211	$655	$636

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Service cost	$330	$275	$990	$825
Interest cost	253	212	759	636
Amortization of prior service cost	(208)	(160)	(625)	(480)
Actuarial loss recognized	112	59	336	177

Net periodic postretirement benefit costs	$487	$386	$1,460	$1,158

K. SUPPLEMENTAL CONSOLIDATING INFORMATION
The Company has outstanding $115,000, 9 1/2% Senior Subordinated Notes (the “Notes”). The Company has no assets or operations other than its wholly-owned investment in Day International, Inc. (“Day International” or “Guarantor”). Day International and the wholly-owned United States subsidiaries have provided full and unconditional guarantees of the Notes. The wholly-owned international subsidiaries of Day International are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The only intercompany eliminations are the normal intercompany eliminations with regard to intercompany sales and the Company’s investment in the wholly-owned non-guarantor subsidiaries. Intercompany notes are in place, which effectively transfers the interest expense from the Company to Day International. The following are the supplemental consolidating condensed balance sheets as of September 30, 2005 and December 31, 2004, and the supplemental consolidating condensed statements of operations and cash flows for the three and nine months ended September 30, 2005 and 2004, with the investments in the subsidiaries accounted for using the equity method. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to the investors.

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
SEPTEMBER 30, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$444	$—	$317	$—	$761
Accounts receivable–net	—	23,239	27,585	—	50,824
Inventories	—	29,469	22,708	—	52,177
Other current assets	—	12,675	5,880	—	18,555

TOTAL CURRENT ASSETS	444	65,383	56,490	—	122,317
Intercompany	240,875	5,611	9,172	(255,658)	—
Property, plant and equipment, net	—	39,871	29,142	—	69,013
Investment in subsidiaries	(19,737)	65,723	(12,549)	(33,437)	—
Intangible and other assets	—	151,582	17,949	—	169,531

TOTAL ASSETS	$221,582	$328,170	$100,204	$(289,095)	$360,861

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$—	$2,253	$3,047	$—	$5,300
Current maturities of long-term debt	4,499	—	110	—	4,609
Other current liabilities	497	10,732	13,891	—	25,120

TOTAL CURRENT LIABILITIES	4,996	12,985	17,048	—	35,029
Intercompany	(51,147)	296,967	(4,690)	(241,130)	—
Long-term and subordinated long-term debt	236,377	—	1,050	—	237,427
Other long-term liabilities	—	33,682	10,192	—	43,874
Redeemable preferred stock	189,359	—	—	—	189,359
Total stockholders’ equity (deficit)	(158,003)	(15,464)	76,604	(47,965)	(144,828)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$221,582	$328,170	$100,204	$(289,095)	$360,861

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

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$—	$53,985	$37,869	$		$91,854
Cost of goods sold	—	33,521	24,385			57,906

Gross profit		20,464	13,484		—	33,948
Selling, general and administrative	77	12,531	7,068		—	19,676
Amortization of intangibles	—	9	—		—	9
Management fees	—	250	—		—	250

Operating profit (loss)	(77)	7,674	6,416		—	14,013
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(5,786)	(5,088)	—		10,874	—
Interest expense	6,594	5,394	58		—	12,046
Other (income) expense	(2)	(846)	(431)		—	(1,279)

Income (loss) before income taxes	(883)	8,214	6,789		(10,874)	3,246
Income tax expense (benefit)	(29)	2,554	1,705		—	4,230

Net income (loss)	$(854)	$5,660	$5,084		$(10,874)	$(984)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$54,128	$36,366	$—	$90,494
Cost of goods sold	—	33,696	23,426	—	57,122

Gross profit	—	20,432	12,940	—	33,372
Selling, general and administrative	58	12,081	7,377	—	19,516
Amortization of intangibles	—	9	—	—	9
Management fees	—	250	—	—	250

Operating profit (loss)	(58)	8,092	5,563	—	13,597
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(3,910)	(3,019)	—	6,269	—
Interest expense	5,696	5,407	(2)	—	11,101
Other (income) expense	(3)	(973)	636	—	(340)

Income (loss) before income taxes	(1,841)	6,677	4,929	(6,269)	2,836
Income tax expense (benefit)	(22)	2,767	1,910		4,655

Net income (loss)	$(1,819)	$3,910	$3,019	$(6,269)	$(1,819)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$—	$156,692	$116,471	$		$273,163
Cost of goods sold	—	97,275	74,266			171,541

Gross profit	—	59,417	42,205		—	101,622
Selling, general and administrative	77	36,438	23,771		—	60,286
Amortization of intangibles	—	26	—		—	26
Management fees	—	750	—		—	750

Operating profit (loss)	(77)	22,203	18,434		—	40,650
Other expenses (income):
Equity in (earnings) loss of subsidiaries	(15,610)	(11,577)	—		27,187	—
Interest expense	19,540	16,409	160		—	36,109
Other (income) expense	(8)	(3,189)	1,091		—	(2,106)

Income (loss) before income taxes	(3,999)	20,560	17,183		(27,187)	6,557
Income tax expense (benefit)	(28)	4,950	5,606		—	10,528

Net income (loss)	$(3,971)	$15,610	$11,577		$(27,187)	$(3,971)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$160,271	$108,743	$—	$269,014
Cost of goods sold	—	101,150	69,046	—	170,196

Gross profit	—	59,121	39,697	—	98,818
Selling, general and administrative	75	37,324	22,070	—	59,469
Amortization of intangibles	—	26	—	—	26
Management fees	—	750	—	—	750

Operating profit (loss)	(75)	21,021	17,627	—	38,573
Other expenses (income):
Equity in (earnings) of subsidiaries	(10,707)	(9,381)	—	20,088	—
Interest expense	16,886	16,673	14	—	33,573
Other (income) expense	(7)	(4,312)	2,438	—	(1,881)

Income (loss) before income taxes	(6,247)	18,041	15,175	(20,088)	6,881
Income tax expense (benefit)	(27)	7,334	5,794	—	13,101

Net income (loss)	$(6,220)	$10,707	$9,381	$(20,088)	$(6,220)

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(3,971)	$15,610	$11,577	$(27,187)	$(3,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	8,178	3,247	—	11,425
Interest expense—redeemable preferred stock dividends	19,540	—	—	—	19,540
Equity in earnings of subsidiaries	(15,610)	(11,577)	—	27,187	—
Deferred income taxes and other	—	5,602	(335)	—	5,267
Equity in earnings of investees	—	(59)	—	—	(59)
Foreign currency (gain) loss	—	(29)	(2,908)	—	(2,937)
(Gain) loss on disposal of fixed assets	—	—	(8)	—	(8)
Changes in operating assets and liabilities	(2,714)	3,592	(17,329)	—	(16,451)

Net cash provided by (used in) operating activities	(2,755)	21,317	(5,756)	—	12,806

Cash Flows From Investing Activities:
Cash paid for acquisitions	—	(379)	—	—	(379)
Capital expenditures	—	(2,107)	(3,100)	—	(5,207)
Proceeds from sale of property	—	—	—	—	—

Net cash (used in) investing activities	—	(2,486)	(3,100)	—	(5,586)

Cash Flows From Financing Activities:
Payments on term loans	(8,846)	—	(97)	—	(8,943)
Net proceeds from credit facilities	1,575	—	—	—	1,575

Net cash provided by (used in) financing activities	(7,271)	—	(97)	—	(7,368)

Intercompany transfers and dividends	10,600	(18,961)	8,361	—	—
Effects of exchange rates on cash	—	—	66	—	66

Net increase (decrease) in cash and cash equivalents	574	(130)	(526)	—	(82)
Cash and cash equivalents at beginning of period	(130)	130	843	—	843

Cash and cash equivalents at end of period	$444	$—	$317	$—	$761

DAY INTERNATIONAL GROUP, INC.
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004

	DAY
	Inter-		Non-
	national	Guarantor	Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(6,220)	$10,707	$9,381	$(20,088)	$(6,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7,931	3,136	—	11,067
Interest expense—redeemable preferred stock dividends	16,886	—	—	—	16,886
Equity in earnings of subsidiaries	(10,707)	(9,381)	—	20,088	—
Deferred income taxes and other	—	6,778	(1,319)	—	5,459
Equity in earnings of investees	—	(192)	—	—	(192)
Foreign currency (gain) loss	—	(2,559)	926	—	(1,633)
(Gain) loss on disposal of fixed assets	—	367	(428)	—	(61)
Changes in operating assets and liabilities	(2,676)	(738)	657	—	(2,757)

Net cash provided by (used in) operating activities	(2,717)	12,913	12,353	—	22,549

Cash Flows From Investing Activities:
Cash paid for acquisitions	—	(1,346)	—	—	(1,346)
Capital expenditures	—	(3,955)	(3,098)	—	(7,053)
Proceeds from sale of property	—	—	1,410	—	1,410

Net cash (used in) investing activities	—	(5,301)	(1,688)	—	(6,989)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	25	—	—	—	25
Payment of deferred financing fees	—	(633)	—	—	(633)
Payments on term loans	(14,264)	(3)	—	—	(14,267)
Net proceeds from credit facilities	1,975	—	—	—	1,975

Net cash provided by (used in) financing activities	(12,264)	(636)	—	—	(12,900)

Intercompany transfers and dividends	15,827	(6,076)	(9,751)	—	—
Effects of exchange rates on cash	—	—	(25)	—	(25)

Net increase (decrease) in cash and cash equivalents	846	900	889	—	2,635
Cash and cash equivalents at beginning of period	742	(742)	726	—	726

Cash and cash equivalents at end of period	$1,588	$158	$1,615	$—	$3,361

L. SUBSEQUENT EVENTS
On October 21, 2005, the Company entered into a commitment letter with Goldman Sachs Credit Partners L.P. (“GSCP”) under which GSCP committed to provide up to (i) $250.0 million under a senior first lien secured term loan facility, (ii) $25.0 million under a senior first lien secured revolving credit facility and (iii) $140.0 million under a senior second lien secured term loan facility (collectively, the “Facilities”). The Company intends to use the proceeds of the Facilities to repay or redeem substantially all of its outstanding indebtedness, redeem certain of its outstanding preferred stock and pay fees and expenses related to such transactions. The closing and funding of the Facilities are conditioned on the satisfaction of certain customary conditions.
Additionally, on October 25, 2005, the Company announced that it commenced a cash tender offer for any and all of its outstanding $115 million 9 1/2% Senior Subordinated Notes due 2008 and is soliciting consents to proposed amendments to the Indenture pursuant to which the notes were issued. The tender offer and consent solicitation are conditioned upon the simultaneous closing of the Facilities mentioned above. The tender offer and consent solicitation are scheduled to expire on November 22, 2005, unless extended.
M. RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), Share-based Payment. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 (R) is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company has not yet adopted this Statement, but has determined that this statement will have no effect on the cash flows of the Company, or the Company’s compliance with its debt covenants. Net income (loss) after the adoption will be affected by the stock option expense that was previously only disclosed. The Company is currently assessing the impact of adopting SFAS No. 123 (R) to the consolidated results of operations.

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
Basis of Presentation
The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

	Three Months				Nine Months
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
Net sales	91.9	100.0	90.5	100.0	273.2	100.0	269.0	100.0
Costs of goods sold	57.9	63.0	57.1	63.1	171.5	62.8	170.2	63.3

Gross profit	34.0	37.0	33.4	36.9	101.7	37.2	98.8	36.7
Selling, general and administrative expense	19.7	21.4	19.5	21.6	60.3	22.1	59.4	22.1
Management fees	0.3	0.3	0.3	0.3	0.8	0.3	0.8	0.3

Operating profit	14.0	15.3	13.6	15.0	40.6	14.8	38.6	14.3

Comparison of Results of Operations
Three Months Ended September 30, 2005, Compared with Three Months Ended September 30, 2004
Net sales increased $1.4 million, or 1.5%, to $91.9 million primarily due to increased sales volume, and the impact of price increases in selected product lines. Foreign currency rate changes used to translate international sales into U.S. dollars contributed $0.2 million to sales. Image Transfer sales increased $1.8 million, or 2.3%, to $80.3 million. Image Transfer sales were positively affected by $0.2 million from the effect of changes in foreign currency rates, price increases in selected product lines, and increased sales volume of flat blankets and chemical products outside the United States, combined with increased sales of emerging product lines including offset sleeves, flexographic sleeves and digital products. Partially offsetting these increases were lower flat-blanket sales volume in the United States, primarily of competitors’ brands that are sold through the Company’s NDI distribution channel. Textile Products segment sales decreased $0.5 million, or 3.9%, to $11.5 million, primarily as a result of lower sales volume in Europe of $0.6 million offset by a $0.1 million increase in sales from the U.S. Foreign currency rate changes had minimal impact on Textile sales for the quarter.
Gross profit increased $0.6 million, or 1.7%, to $33.9 million. Foreign currency rate changes increased gross profit by $0.1 million. As a percentage of net sales, gross profit increased slightly to 37.0% for the three months ended September 30, 2005 compared to 36.9% in the comparable 2004 period.
Selling, general and administrative expense (“SG&A”) increased $0.2 million, or 0.8%, to $19.7 million. As a percentage of net sales, SG&A decreased to 21.4% from 21.6%. Changes in foreign currency rates had minimal impact on SG&A costs.
Operating profit increased $0.4 million, or 3.1%, to $14.0 million. As a percentage of net sales, operating profit increased to 15.3% for the three months ended September 30, 2005, versus 15.0% for the comparable period in 2004. Image Transfer’s operating profit decreased $0.1 million, or 0.8%, to $13.5 million, primarily as a result of increases in petrochemical based raw material price increases that were not entirely offset by our own price increases, and continued focus on operational improvements. As a percentage of net sales, Image Transfer’s operating profit decreased to 16.8% for the three months ended September 30, 2005, from 17.3% in the comparable 2004 period. Textile Products’ operating profit increased $0.5 million, or 34%, to $2.0 million as a result of improved manufacturing operations in the U.S. and Germany combined with lower purchase costs for material imported to the U.S. from Europe. As a percentage of net sales, Textile Products’ operating profit increased to 17.0% for the three months ended September 30, 2005, from 12.2% in the comparable 2004 period.
Other (income)/expense was ($1.3) million and ($0.3) million for the three months ended September 30, 2005 and 2004. The other (income)/expense is primarily due to foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense includes gains of $0.1 million, in 2005, and $0.6 million, in the comparable 2004 period, on the mark-to-market of the euro-denominated Tranche A Term Loan.

The effective tax rate was 130.3% and 164.1% in 2005 and 2004, respectively. The high effective tax rates are affected by SFAS No. 150 that requires non-deductible preferred stock dividends to be reflected as interest expense. Excluding the preferred stock dividends, the effective tax rate would have been 42.9% in 2005. The effective tax rate in 2004 was further impacted by foreign-sourced dividends.
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
Nine Months Ended September 30, 2005, Compared with Nine Months Ended September 30, 2004
Net sales increased $4.1 million, or 1.5%, to $273.2 million, primarily as a result of increased sales volumes of flat blankets and chemical products outside the United States, increased sales of emerging product lines including offset sleeves, flexographic sleeves, and digital products, the impact of price increases in selected product lines, and favorable changes in foreign currency rates. Favorable changes in foreign currency rates used to translate international sales into U.S. dollars contributed $3.5 million. Image Transfer’s sales increased $6.4 million, or 2.8%, to $238 million. Image Transfer’s sales were positively affected by increased sales volumes of flat blankets and chemical products outside the United States, increased sales of emerging product lines including offset sleeves, flexographic sleeves and digital products, the impact of price increases on selected product lines, and $3.0 million as a result of the effect of changes in foreign currency rates. Partially offsetting these increases were lower flat-blanket sales volume in the United States, primarily of competitors’ brands that are sold through the Company’s NDI distribution channel. Textile Products’ sales decreased $2.2 million, or 5.9%, to $35.3 million, partly offset by favorable foreign currency rate changes of $0.5 million.
Gross profit increased $2.8 million, or 2.8%, to $101.6 million. Foreign currency rate changes increased gross profit by $0.6 million. As a percentage of net sales, gross profit increased to 37.2% for the nine months ended September 30, 2005, compared with 36.7% for the nine months ended September 30, 2004.
Selling, general and administrative expense (“SG&A”) increased $0.8 million, or 1.4%, to $60.3 million, primarily as a result of changes in foreign currency rates. As a percentage of net sales, SG&A did not change from the 22.1% reported in 2004. Changes in foreign currency rates increased SG&A costs by $0.7 million in the first nine months of 2005 compared with the first nine months of 2004.
Operating profit increased $2.0 million, or 5.2%, to $40.6 million. As a percentage of net sales, operating profit increased to 14.8% for the nine months ended September 30, 2005, from 14.3% for the comparable period in 2004. Image Transfer’s operating profit increased $2.3 million, or 6.2%, to $40.3 million, primarily as a result of higher sales volume, the impact of selected price increases, and continued focus on operational improvements. As a percentage of net sales, Image Transfer’s operating profit increased to 16.9% for the nine months ended September 30,

2005, from 16.4% in the comparable 2004 period. Textile Products’ operating profit decreased $0.08 million, or 1.7%, to $4.8 million. As a percentage of net sales, Textile Products’ operating profit increased to 13.5% for the nine months ended September 30, 2005, from 13.0% in 2004.
Other (income)/expense was ($2.1) million and ($1.9) million for the nine months ended September 30, 2005 and 2004 respectively. The other (income)/expense is primarily due to foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense in 2005 includes a gain of $3.0 million on the mark-to-market of the euro-denominated Tranche A Term Loan and $1.0 million of expenses from a discontinued acquisition. Other (income)/expense in 2004 includes a gain of $0.5 million on the mark-to-market of the euro-denominated Tranche A Term Loan and $0.4 million gain on the sale of fixed assets.
The effective tax rate was 160.6% and 190.3% in 2005 and 2004 respectively. The high effective tax rates are affected by SFAS No. 150 that requires non-deductible preferred stock dividends to be reflected as interest expense. Adjusted for the preferred stock dividends, the effective tax rate would be 40.3% in 2005. The effective tax rate in 2004 was further affected by foreign-sourced dividends.
Liquidity and Capital Resources
The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.
Cash flows from operations were $12,806 and $22,549 for the nine months ended September 30, 2005 and 2004. Working Capital increased to $87,288 in 2005 from $71,894 for the comparable period in 2004.
Capital expenditures were $5.2 million and $7.1 million for the nine months ended September 30, 2005 and 2004 respectively.
As of September 30, 2005, there was $2.6 million outstanding under the Revolving Credit Facility and the Company had $17.4 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at September 30, 2005 is $242.0 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $87.0 million and the Convertible Preferred Stock is $103.3 million. The Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.
The Company’s debt agreements contain certain financial covenants regarding a consolidated leverage ratio, a consolidated senior debt ratio, a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio, and a limitation on capital expenditures. As of September 30,

2005, the Company remained in compliance with all debt covenants and none of the covenants were materially restrictive.
On October 21, 2005, the Company entered into a commitment letter with Goldman Sachs Credit Partners L.P. (“GSCP”) under which GSCP committed to provide up to (i) $250.0 million under a senior first lien secured term loan facility, (ii) $25.0 million under a senior first lien secured revolving credit facility and (iii) $140.0 million under a senior second lien secured term loan facility (collectively, the “Facilities”). The Company intends to use the proceeds of the Facilities to repay or redeem substantially all of its outstanding indebtedness, redeem certain of its outstanding preferred stock and pay fees and expenses related to such transactions. The closing and funding of the Facilities are conditioned on the satisfaction of certain customary conditions.
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
Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $13.7 million at September 30, 2005 and $9.5 million at December 31, 2004. These contracts generally expire within three to twelve months. At September 30, 2005 and December 31, 2004, the Company had outstanding €17.8 million and €20.4 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared with the U.S. dollar. Foreign currency transaction (gains)/losses included in other (income)/expense were $1.2 million income and $0.7 million income for the three months ended September 30, 2005 and 2004 and $1.8 million income and $1.6 million income for the nine months ended September 30, 2005 and 2004.

Interest Rate Risks
The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2004, the Company entered into a $25 million interest rate swap to swap a portion of the Company’s variable rate debt to fixed rates. The swap expires in September, 2006. The fair value of the interest rate swap was a receivable of $0.3 million at September 30, 2005 and a receivable of $0.2 million at December 31, 2004. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2005, although there can be no assurance that interest rates will not materially change.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Management has completed its review of the Company’s financial reports and, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that as of September 30, 2005 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II            OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
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

Day International Group, Inc. (Registrant)

Date: November 14, 2005	/s/ Thomas J. Koenig

Thomas J. Koenig
Vice President and
Chief Financial Officer
(Principal Financial Officer)