Form 10-K
period 2005-12-31
DAY INTERNATIONAL GROUP INC
filed 2006-03-31
CIK 946991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Year ended December 31, 2005
Commission File No. 333-51839
DAY INTERNATIONAL GROUP, INC.
130 West Second Street
Dayton, Ohio 45402
(937) 224-4000
State of Incorporation:Delaware
IRS Employer Identification No.:31-1436349
Securities Registered Pursuant to Section 12 (b) of the Act: None
Securities Registered Pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
      Yes ☐      No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
      Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑

At the close of business on March 1, 2006:
Number of shares of common stock outstanding	24,823
Aggregate market value of the Company’s voting and non- voting common stock held by non-affiliates	$0
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
Except as otherwise stated, the information contained in this report is given as of December 31, 2005, the end of the Company’s latest fiscal year.
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
Image Transfer’s sales force calls directly on end-users and promotes the quality and technical features of the Company’s products to pressroom foremen, purchasing agents, plant managers and press operators. Depending on the market and product, the end-users can then order directly from the Company or through authorized converters or dealers. Image Transfer distributes a majority of its products through its own converting operation (NDI) as well as through a large network of independent converters, who buy and cut printing blanket rolls to customized orders and dealers and sub-dealers who buy finished products, store inventory and hold receivables. Converters are value-added dealers who typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. The Company believes that it has one of the most effective networks of converters and dealers in the industry. While the Company distributes a substantial portion of its products directly to end-users, the sales force supports and works closely with independent converters and dealers through joint calling efforts on end-users and training programs. In addition, sales and technical associates work directly with large end-users to identify the printing blankets and sleeves that best suit a printer’s particular needs and to formulate solutions to complex printing problems. NDI distributes products manufactured by the Company, as well as other blanket manufacturers.
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
Raw Materials
Rubber polymers are a key component in most of the products of Transfer Media and Textile Products. The Chemical Products division purchases approximately 200 different raw materials from a variety of key national suppliers, and holds supply agreements with many of them. However, no single supplier accounts for more than 10% of total raw material costs. The largest raw material component for Chemical Products is petroleum distillates, such as aliphatics and aromatics. Raw material purchases accounted for approximately 50% of cost of goods sold for the Company’s products during 2005, 2004 and 2003. Various fabrics and rubber represented approximately 30% of all raw materials purchased in each of 2005, 2004 and 2003. The Company has developed contingency plans to address supply line disruptions, including identifying alternative sources and maintaining a safety stock of critical raw materials.
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
Approximately 50% of the Company’s 2005 sales were derived from products sold to customers outside the United States. This has increased from 48% in 2004 and decreased from 53% in 2003. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company’s ability to meet interest and principal obligations on its U.S. dollar-denominated debt. The Company periodically enters into forward foreign exchange contracts to protect it against a portion of such foreign exchange movements.
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
On July 11, 2002, the United States Environmental Protection Agency issued the proposed Maximum Achievable Control Technology (“MACT”) standard for the Printing source category. This MACT standard is applicable to sources located at the Company’s U.S. operations. The MACT requirements were placed into effect on March 15, 2003. The primary effect of this rule will be to require implementation of additional air emission monitoring systems at the Company’s U.S. facilities. These rules will require certain modifications to the plant facilities over the next two years that will total approximately $2.8 million for U.S. operations.
Associates
The Company currently employs approximately 1,465 full-time associates worldwide, of which approximately 736 are employed in the United States and Canada. The Company’s associates in Dundee, Scotland, and Münster, Germany, are represented by labor unions. In January 2004, the labor union in Dundee entered into a new three-year collective bargaining agreement with the Company, expiring on December 31, 2006. The labor union in Münster has entered into collective bargaining agreements with the Company pertaining to general working conditions and to salaries and wages. The agreement as to general working conditions and the agreement as to salaries and wages expires December 31, 2006. None of the Company’s U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate’s total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

ITEM 1a. RISK FACTORS
The risks described below are not the only risks facing our company. Additional risks not currently known or that we currently deem immaterial also may impair our business operations. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods because of the following factors, as well as other variables affecting our operating results.
Substantial Leverage and Debt Service Obligations: Our indebtedness could adversely affect our financial health, limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness.
We are highly leveraged. At December 31, 2005 our aggregate indebtedness is approximately $399 million, and the aggregate liquidation preference of our Exchangeable Preferred Stock is $49 million. In comparison our outstanding indebtedness as of December 31, 2004 was $252 million, with $79 million outstanding under the Exchangeable Preferred Stock and $91 million outstanding on the Redeemable Preferred Stock.
The level of our indebtedness could have important consequences to holders of the Company’s securities. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on the debt, limiting available cash for other purposes, such as funding working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;

•	limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions;

•	increase the amount of our interest expense, because certain of our borrowings are at variable rates of interest, which if interest rates increase, would result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.
Failing to comply with our debt covenants could result in an event of default which, if not cured or waived, could cause our lenders to initiate action to seek immediate repayment of our outstanding indebtedness. In these circumstances, we may not be able to refinance our indebtedness with other lenders and would not have the funds available to repay our indebtedness. Additionally, the operating and financial restrictions and covenants in our debt instruments, such as the credit agreement relating to the credit facility, may limit our ability to finance future operations or capital needs or engage in other business activities. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

Risks Associated with our Exchangeable Preferred Stock: Various restrictions in the New Credit Agreements limit our ability to pay cash dividends.
We have outstanding $49 million liquidation preference of 12 1/4% Senior Exchangeable Preferred Stock at December 31, 2005. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. Although unpaid dividends through December 5, 2005 were paid, various restrictions in the New Credit Agreements limit our ability to pay cash dividends in the future. We do not anticipate that the restrictions on payment of cash dividends will change in the near term to allow future dividends to be paid.
Risks Associated with International Operations: Our substantial international operations subject us to risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls, unfavorable economic conditions outside of the United States, and currency fluctuations.
We manufacture and market our products worldwide. Our substantial worldwide operations are subject to risks inherent in international operations, including the following:
•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country-specific or global level from terrorist activities and the response to such activities;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur, including with respect to export duties and quotas;

•	compliance with a variety of foreign laws and regulations may be difficult;

•	overlap of different tax structures may subject us to additional taxes; and

•	significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on our ability to meet interest and principal obligations on U.S. dollar-denominated debt.
We believe that the political and economic stability of the countries in which our largest international operations are located, the stand-alone nature of the operations, our limited net asset exposure, our forward foreign exchange contract practices and pricing flexibility help to mitigate risks related to our international operations. We also have approximately $70 million of our outstanding indebtedness denominated in Euros at December 31, 2005. We cannot be sure that any of the foregoing factors will not have a material adverse effect on our business, financial condition and results of operations.
We are exposed to fluctuations in foreign exchange rates, which may adversely affect our operating results and net income.
Approximately 50% of our 2005 sales were derived from products sold outside the United States. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and we may be exposed to gains or losses based upon these fluctuations.
Certain of our international subsidiaries make purchases and sales in designated currencies other than the U.S. dollar. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, we have intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing us to the effect of changes in exchange rates at loan issue and loan repayment dates.
We periodically enter into forward foreign exchange contracts to protect against foreign currency exchange movements. We have euro-denominated debt to protect investments in Europe from fluctuations in the euro compared with the U.S. dollar. These strategies may not completely protect us from losses from these fluctuations.
Interest Rate Risks: We are subject to market risk from exposure to changes in the interest rates based on our financing activities.
We utilize a mix of debt maturities along with both fixed- and variable-rate debt to manage our exposure to changes in interest rates and to minimize interest expense. During 2005, we entered into an interest rate swap to swap a portion of our variable rate debt to fixed rates. We do not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurance that interest rates will not materially change.
Commodity Risks: Increases in costs or reductions in supplies of specialty and commodity products used in our manufacturing process could materially and adversely affect our operating results.
Rubber polymers and fabrics are key components in most of the products manufactured by the Image Transfer and Textile Products segments. We are exposed to changes in the costs of these components. Pressroom Chemicals is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Pressroom Chemicals’ products is petroleum distillates. The availability and prices of raw materials may be subject to curtailment or change due to, among other things:
•	new laws or regulations;

•	suppliers’ allocations to other purchasers;

•	interruptions in production by suppliers;

•	changes in exchange rates; and

•	worldwide price levels.

Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. When commodity prices increase, we have historically passed on increases to our customers to maintain our profit margins. Conversely, when commodity prices decline, we generally lower sales prices to meet competitive pressures. We may not be able to raise sales prices to offset significantly higher costs in the future
Impact of Significant Competition: The competitive pressures we face could harm our sales and gross profit.
We encounter competition from varied competitors in all areas of our business, and our competitors may target our key market segments. We compete primarily on the basis of quality, technology, performance, price, reliability, brand, reputation, distribution, range of products and services, and service and support levels. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our operations, financial results and prospects could be harmed. Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than our competitors. Some of our competitors may have greater financial and other resources and consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.
Environmental Matters: Environmental and health and safety liabilities and requirements could require us to incur material costs.
We are subject to a broad range of Federal, state, local, and foreign environmental laws and regulations, including
•	those governing discharges to the air and water;

•	the handling and disposal of solid and/or hazardous wastes; and

•	the remediation of contamination associated with releases of hazardous substances.
We have incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. We could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of past or future violations of or liabilities under environmental laws.
The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities or claims with respect to environmental cleanup and other matters, including those in connection with the disposal of hazardous materials. Our operations involve the handling of toluene and other hazardous substances. If a release of hazardous substances occurs on or from one of our facilities, we may be required to pay the cost of remediating the condition caused by the release, which could be material. The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis, meaning that one liable party could be held responsible for all costs at a site, regardless of fault or the legality of the original disposal.
In addition, future events, such as changes in or more rigorous enforcement of environmental laws could require us to make additional expenditures, modify or curtail our operations and/or install pollution control equipment.

We believe that our operations are in compliance with environmental requirements. However, there can be no assurances that environmental requirements will not change in the future or that we will not incur significant costs in the future to comply with such requirements.
Impact of Technological Change: We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products and adversely affect our results of operations.
Currently, nearly all of the sales of Image Transfer are generated by product designed for use on offset, flexographic and digital presses. Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have an adverse effect on our business, financial condition or results of operations.
Recently enacted changes in the securities laws and regulations are likely to increase our costs.
The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the major stock exchanges have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.
Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors or fraud, or in informing management of all material information in a timely manner.
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with US GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial position and results of operations.
The consolidated and condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.
Dependence on Key Personnel: We may be adversely affected if we lose the services of any member of our senior management team.
The success of our Company depends in large part on senior management and our ability to attract and retain other highly qualified management personnel. The loss of any member of the senior management team could have an adverse affect on us, depending on our ability to locate a suitable replacement either within or from outside Day International, in a timely and cost-effective manner. There can be no assurance that we will be successful in hiring or retaining key personnel.
Our production facilities are subject to operating hazards, the occurrence of which could have an adverse effect on our business, financial condition or results of operations and business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
We are dependent on the continued operation of our production facilities. These production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, power shortages, telecommunications failures, water shortages, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental hazards, such as spills, discharges or releases of toxic or hazardous substances and gases, storage tank leaks and remediation complications.
Our worldwide operations could be subject to natural disasters, fires, inclement weather earthquakes, tsunamis, floods, typhoons, fires, other extreme weather conditions, medical epidemics and other natural or manmade disasters, for which we may not be insured or fully insured.
These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination and other environmental damage and could have an adverse effect on our business, financial condition or results of operations.
We are exposed to intangible asset risk.

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.
Prolonged downturns of our customers’ industries and general economic uncertainty could adversely affect our sales and operating profit.
Our sales and operating profit depend significantly on general economic conditions and the demand for our products and services in the markets in which we compete. Economic weakness and constrained spending, as well as diminishing markets in many of our customers’ industries, may result in the future, in decreased sales, gross margin, earnings or growth rates and problems with our ability to collect customer receivables. In addition, customer financial difficulties could result in increases in bad debt write-offs and additions to reserves in our receivables portfolio. Economic downturns could result in restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in spending could have a material adverse effect on demand for our products and services, and consequently our results of operations.
We rely on patents, trademarks, and confidentiality agreements to protect our intellectual property. Our future performance and growth could be adversely affected if we fail to protect our intellectual property rights.
Our active patents have been important to our existing product line, and increased emphasis is being placed on new product technologies. Active efforts to obtain additional patents are underway on a variety of technologies, including certain process patents. Protection of our proprietary processes, methods and compounds and other technology is important to our business. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. Some of our technologies are not covered by any patent or patent application, and we cannot assure you that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure you that any pending patent application filed by us will result in an issued patent, or if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some foreign countries.
ITEM 1b. UNRESOLVED STAFF COMMENTS
None.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of March 1, 2006, there were 21 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement that all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth summary financial data of the Company for each of the five fiscal years in the period ended December 31, 2005.

	2005	2004	2003	2002	2001
		(a)	(a) (b)
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$363,269	$362,707	$288,987	$259,948	$254,146
Gross profit	135,016	132,674	105,169	95,522	91,159
Operating profit	53,248	50,729	39,860	38,122	26,662
Income (loss) before cumulative effect of change in accounting principle	(6,190)	(10,021)	(6,373)	9,182	(5,108)
Cumulative effect of change in accounting principle				616
Net income (loss)	(6,190)	(10,021)	(6,373)	9,798	(5,108)
Net loss available to common shareholders	(6,190)	(10,021)	(16,041)	(7,493)	(20,066)
Other Financial Data:
Capital expenditures	$7,478	$10,433	$6,874	$8,264	$12,983
Depreciation	10,782	10,501	9,309	8,197	7,308
Amortization	4,124	4,984	6,303	6,332	9,972
Balance Sheet Data (at end of period):
Fixed assets, net of accumulated depreciation	$68,080	$74,735	$74,167	$74,319	$72,216
Total assets	374,657	370,235	371,540	319,877	317,004
Long-term and subordinated long-term debt (including current maturities)	399,307	252,390	279,820	252,145	263,831
Redeemable preferred stock	48,657	169,805	146,649	126,646	109,354
Stockholders’ equity (deficit)	(151,254)	(136,018)	(127,724)	(119,450)	(115,918)

(a)	Effective July 1, 2003, the Company adopted SFAS No. 150 and recorded dividends on the redeemable preferred stock as interest expense subsequent to adoption. Preferred stock dividends included in interest expense were $24,813 in 2005, $23,156 in 2004 and $10,336 for the period from July 1, 2003 through December 31, 2003.

(b)	The Company acquired NDI as of November 24, 2003. The statement of operations data includes the results of this acquisition from the date of acquisition.

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

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	(Dollars in millions)
Net sales	$363.3	100.0%	$362.7	100.0%	$289.0	100.0%
Cost of goods sold	228.3	62.8	230.0	63.4	183.8	63.6

Gross profit	135.0	37.2	132.7	36.6	105.2	36.4
SG&A	80.7	22.2	80.9	22.3	63.5	22.0
Amortization of intangibles	0.1	0.0	0.1	0.0	0.8	0.3
Management fees and expenses	1.0	0.3	1.0	0.3	1.0	0.3

Operating profit	$53.2	14.7	$50.7	14.0%	$39.9	13.8%

Comparison of Results of Operations
Year Ended December 31, 2005, compared to Year Ended December 31, 2004
Net sales increased $0.6 million (0.2%) to $363.3 million, primarily as a result of increased sales volume, and the effect of price increases in selected product lines. Sales in 2005 were negatively affected by decreased sales volumes of $5.7 million in the United States and by $0.6 million of unfavorable changes in foreign currency rates used to translate international sales into U.S. dollars, offset by increased sales volume of $5.1 million in Europe. Image Transfer’s sales increased $4.1 million (1.3%) to $317.8 million. Image Transfer’s sales were negatively affected by decreased sales volumes of $2.3 million in the United States, offset by increased sales volumes of $7.1 million in Europe and $0.7 million as a result of the effect of changes in foreign currency rates. The lower U.S. Image Transfer sales volume was primarily as a result of lower sales volumes in flat blankets and chemical products outside the United States. European sales volume increased primarily from growth of chemical products in the United Kingdom and Germany, transfer media products in Germany and flexographic products. Textile Products’ sales decreased $3.6 million (7.2%) to $45.5 million, primarily as a result of lower sales volume in Europe of $3.7 million offset by a $0.1 million of favorable changes in foreign currency rates. European Textile Products’ sales volumes were lower in 2005 compared to 2004, primarily as a result of lower demand from original equipment manufacturers (“OEMs”), in line with the OEMs own reduced level of business activity.
Gross profit increased $2.3 million (1.7%) to $135.0 million. Foreign currency rate changes decreased gross profit by $0.2 million. As a percentage of net sales, gross profit increased to 37.2% for 2005, compared to 36.6% for 2004. The improvement in gross profit as a percentage of sales is a result of improved manufacturing performances.
Selling, general and administrative expense (“SG&A”) decreased $0.2 million (0.2%) to $80.7 million, primarily as a result of changes in foreign currency rates. Changes in foreign currency rates decreased SG&A costs by $0.2 million compared to 2004. As a percentage of net sales, SG&A decreased slightly to 22.2% from 22.3%. Included in SG&A is $1.0 million for consulting fees, paid to three NDI former shareholders (which expire in 2006), and $0.7 million for the loss for the settlement of the U.K. pension plan that was suspended during 2004.
Operating profit increased $2.5 million (4.9%) to $53.2 million. As a percentage of net sales, operating profit increased to 14.7% for 2005, from 14.0% for 2004. Image Transfer’s operating profit increased $3.3 million (6.4%) to $53.6 million, primarily as a result of higher sales volumes. As a percentage of net sales, Image Transfer’s operating profit increased to 16.9% for 2005, from 16.0% in 2004. Textile Products’ operating profit decreased $0.3 million (4.4%) to $6.3 million. As a percentage of net sales, Textile Products’ operating profit increased to 13.9% for 2005, from 13.5% in 2004. Lower selling and administrative costs in the United States and improved manufacturing performance in Europe favorably affected Textile Products’ operating profit as a percentage of net sales in 2005 compared to 2004.
Other (income) expense was $5.9 million and $(2.8) million for 2005 and 2004. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries conducting business in other than their functional currencies as well as a result of intercompany financing arrangements. Other (income) expense includes a gain of $3.1 million in 2005 on the mark-to-market of the Euro Term Loan.
The effective tax rate was 197.6% in 2005. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense in accordance with SFAS No. 150. The effective tax rate in 2005 is further affected by foreign-sourced dividends and income taxable in the United States and non-deductible expenses.
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
In 2004, the FASB issued SFAS No. 123 (Revised), Share-based Payments. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement will have no effect on the cash flows of the Company, or the Company’s compliance with its debt covenants. Net income (loss) after the adoption will be affected by the stock option expense that was previously only disclosed. The Company must adopt this Statement effective January 1, 2006. Pre-tax stock option expense is estimated to be $1.2 million for the year ending December 31, 2006.
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
The effective tax rate was 219.6% in 2004. The Company recorded income tax expense on a loss before income taxes in 2003. The effective tax rate is affected by the non-deductible preferred stock dividends now reflected as interest expense in accordance with FAS 150. The effective tax rate in 2004 is further affected by foreign-sourced dividends and income taxable in the United States and non-deductible expenses.
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
In 2004, the FASB issued SFAS No. 123 (Revised), Share-based Payments. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement will have no effect on the cash flows of the Company, or the Company’s compliance with its debt covenants. Net income (loss) after the adoption will be affected by the stock option expense that was previously only disclosed. The Company has must adopt this Statement effective January 1, 2006. Pre-tax stock option expense is estimated to be $1.2 million for the year ending December 31, 2006.
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
Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $13.9 million and $9.5 million at December 31, 2005 and 2004. These contracts generally have terms of three to twelve months. At December 31, 2005 and 2004, the Company had outstanding €59.6 million and €20.4 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared to the U.S. dollar. Foreign currency gains (losses), included in other (expense) income-net, were $1.9 million in 2005, $2.5 million in 2004 and $(2.6) million in 2003. Based on the Company’s overall foreign currency exchange rate exposure at December 31, 2005, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of approximately $3.9 million. If the forward contracts and the euro-denominated Tier 1 Loan were aggregated with the Company’s other exposures, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of $2.1 million.
Interest Rate Risks
The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2005, the Company entered into a $240 million and €45 million interest rate swaps to swap a portion of the Company’s variable rate debt to fixed rates. The swaps expire in December 2013 and 2012, respectively. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurance that interest rates will not materially change.

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
The Company’s expenditures for plant, property and equipment were $7.5 million in 2005, $10.4 million in 2004 and $6.9 million in 2003. The Company believes that capital expenditures of $9.0 million to $12.0 million annually over the next several years will be sufficient to maintain its leading market position. The Company expects to fund these capital expenditures from cash flow from operations.

The Company will be required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock or the Exchange Debentures as the case may be, on March 15, 2010. The Company may, at its option, redeem the Exchangeable Preferred Stock or the Exchange Debentures, in whole or in part, for cash, at 102.042% until March 14, 2006 and 100.0% thereafter [Note: to be confirmed.] , together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of redemption, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of redemption. Upon the occurrence of a change in control, the Company would be required to make an offer to purchase the Exchangeable Preferred Stock or the Exchange Debentures, for cash, at a price equal to 101% of the liquidation preference or aggregate principal amount (as the case may be) thereof, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of purchase, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of purchase.
The Company does not have transactions, arrangements or relationships with special-purpose entities and the Company does not have any off-balance-sheet debt except as disclosed in the notes to the consolidated financial statements.
In 2001, the Company suspended its U.K. pension plan and settled the remaining obligation in 2005. The settlement required an additional contribution of approximately $2.9 million and resulted in a pre-tax settlement loss of approximately $0.7 million.
Environmental Expenditures
The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 2005 it spent $0.7 million in capital expenditures and related expense projects to comply with environmental requirements.
On July 11, 2002, the United States Environmental Protection Agency issued the proposed Maximum Achievable Control Technology (“MACT”) standard for the Printing source category. This MACT standard is applicable to sources located at the Company’s U.S. operations. The MACT requirements were placed into effect on March 15, 2003. The primary effect of this rule will be to require implementation of additional air emission monitoring systems at the Company’s U.S. facilities. These rules will require certain modifications to the plant facilities over the next two years that will total approximately $2.8 million for U.S. operations. Capital expenditures relating to environmental matters are anticipated to be approximately $2.1 million in 2006.
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
Recoverability of Long-lived Assets–Recoverability of goodwill is tested at least annually in accordance with SFAS No. 142 using the present value of estimated future cash flows. Other long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 by determining whether the amortization of the assets over their remaining lives can be recovered through projected undiscounted cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows.
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
Contractual Obligations
The Company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the Company as of December 31, 2005, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in the footnotes to the consolidated financial statements of the Company. Disclosures regarding the amounts due under purchase obligations for capital expenditures are also included below. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations related to normal and recurring purchase orders are not included, as the Company does not enter into long-term agreements that would represent purchase obligations. Any short-term purchase order that might meet the definition of purchase obligation is only entered into for a reasonable period of time for quantities to be used within normal operating conditions.

		Less than	2 - 3	4 - 5	After
	Total	one year	years	years	five years
	(Dollars in thousands)
Contractual Obligation:
Long-term debt	$398,192	$12,490	$7,812	$7,812	$370,078
Redeemable preferred stock	48,657	0	0	48,657	0
Capital lease obligation	1,115	115	250	280	470
Operating leases	10,669	3,879	2,587	2,000	2,203

Total	$458,633	$16,484	$10,649	$58,749	$372,751

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See information in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Day International Group, Inc.:
We have audited the accompanying consolidated balance sheets of Day International Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Day International Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in Note G, in 2003 the Company changed its method of accounting for redeemable preferred stock in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.
ERNST & YOUNG LLP
Dayton, Ohio
March 27, 2006

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(Amounts in thousands, except share and per share amounts)

	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,441	$843
Accounts receivable:
Trade (less allowance for doubtful accounts) (Note C)	46,024	50,451
Other	900	1,516
Inventories (Note D)	51,150	50,334
Prepaid expenses and other current assets	3,688	6,204
Deferred tax assets (Note I)	18,445	11,608

Total current assets	129,648	120,956

PROPERTY, PLANT AND EQUIPMENT:
Land	4,294	4,479
Buildings and improvements	30,047	30,655
Machinery and equipment	98,580	96,093
Construction in progress	4,020	5,100

	136,941	136,327
Less accumulated depreciation	(68,861)	(61,592)

	68,080	74,735

OTHER ASSETS:
Goodwill (Note E)	142,212	143,444
Intangible assets (Note E)	21,168	18,842
Deferred tax assets (Note I)	238	298
Other assets	13,311	11,960

	176,929	174,544

TOTAL ASSETS	$374,657	$374,657

The accompanying notes are an integral part of the consolidated financial statements.

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,071	$11,020
Accrued associate-related costs	11,415	12,672
Other accrued expenses	10,136	14,204
Income taxes payable	883	3,381
Interest payable	2,560	3,209
Current maturities of long-term debt and capital lease (Note F)	12,604	4,576

Total current liabilities	45,669	49,062

LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note F)	386,703	247,814
DEFERRED TAX LIABILITIES (Note I)	13,263	3,294
OTHER LONG-TERM LIABILITIES (Notes L, M and N)	31,619	36,278
REDEEMABLE PREFERRED STOCK (Note G)	48,657	169,805

STOCKHOLDERS’ EQUITY (DEFICIT) (Note L):
Common Shares, $.01 per share par value, 100,000 shares authorized, 24,823 and 23,323 shares issued and outstanding	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Retained earnings (deficit)	(81,391)	(75,201)
Accumulated other comprehensive income (loss) (Note H)	(1,191)	7,855

Total stockholders’ equity (deficit)	(151,254)	(136,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$374,657	$370,235

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	2005	2004	2003
NET SALES	$363,269	$362,707	$288,987

COST OF GOODS SOLD	228,253	230,033	183,818

GROSS PROFIT	135,016	132,674	105,169

SELLING, GENERAL AND ADMINISTRATIVE	80,734	80,911	63,493
AMORTIZATION OF INTANGIBLES	34	34	816
MANAGEMENT FEES (Note K)	1,000	1,000	1,000

OPERATING PROFIT	53,248	50,729	39,860

OTHER EXPENSES:
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $1,826, $1,775, and $2,313 in 2005, 2004 and 2003 and loss on extinguishment of debt of $8,378 and $2,783 in 2005 and 2003)	31,222	21,985	28,655

Redeemable preferred stock (including amortization of discount and issuance costs of $185, $188 and $94 in 2005, 2004 and 2003) (Note G)	24,813	23,156	10,336
Gain on expired Stock Options	(6,640)
Other expense (income)—net	(2,492)	(2,791)	3,042

INCOME (LOSS) BEFORE INCOME TAXES	6,345	8,379	(2,173)

INCOME TAXES (Note I)	12,535	18,400	4,200

NET INCOME (LOSS)	(6,190)	(10,021)	(6,373)

PREFERRED STOCK DIVIDENDS (Note G)			(9,574)
AMORTIZATION OF PREFERRED STOCK DISCOUNT AND ISSUANCE COSTS			(94)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,190)	$(10,021)	$(16,041)

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollar amounts in thousands)

					Accumulated
				Retained	Other	Comprehensive
	Common Shares		Contra	Earnings	Comprehensive	Income
	Shares	Amount	Equity	(Deficit)	Income (Loss)	(Loss)
December 31, 2002	23,298	$1	$(68,772)	$(49,139)	$(1,540)

Net income				(6,373)		$(6,373)
Preferred stock dividends				(9,574)
Amortization of preferred stock discount and issuance costs				(94)
Minimum pension liability adjustment (net of tax of $238)					178	178
Foreign currency translation adjustment					7,797	7,797
Unrealized loss on cash flow hedges (net of tax of $134)					(208)	(208)

December 31, 2003	23,298	1	(68,772)	(65,180)	6,277	$1,394

Net loss				(10,021)		$(10,021)
Stock option exercise	25		99
Amortization of preferred stock discount and issuance costs
Minimum pension liability adjustment (net of tax of $406)					(193)	(193)
Foreign currency translation adjustment					1,577	1,577
Unrealized loss on cash flow hedges (net of tax of $157)					244	244

December 31, 2004	23,323	1	(68,673)	(75,201)	7,855	$(8,393)

Net income				(6,190)		$(6,190)
Class C Common Shares Issued	1,500
Minimum pension liability adjustment (net of tax of $282)					(190)	(190)
Foreign currency translation adjustment					(7,696)	(7,696)
Unrealized gain on cash flow hedges (net of tax of $741)					(1,160)	(1,160)

December 31, 2005	24,823	$1	$(68,673)	$(81,391)	$(1,191)	$(15,236)

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,190)	$(10,021)	$(6,373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,782	10,501	9,309
Amortization of goodwill and intangibles	4,124	4,984	6,303
Interest expense:
Redeemable preferred stock dividends	24,813	23,156	10,336
Loss on extinguishment of debt	8,378		2,783
Deferred income taxes	3,436	9,105	(2,183)
Foreign currency (gain) loss	(5,986)	(1,690)	2,666
Undistributed earnings of investee	(609)	(325)
Non-cash gain related to stock options expiration	(6,640)
Non-cash loss on disposal of fixed assets	(34)	(28)	930
Change in assets and liabilities:
Accounts receivable	1,261	(5,816)	2,693
Inventories	(3,129)	(146)	(3,367)
Prepaid expenses and other current assets	(938)	684	(963)
Accounts payable and accrued expenses	(1,662)	9,313	(3,144)

Net cash provided by operating activities	27,606	39,717	18,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(379)	(1,346)	(33,407)
Capital expenditures	(7,478)	(10,433)	(6,874)
Proceeds from sale of property		2,085	2,447

Net cash used in investing activities	(7,857)	(9,694)	(37,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options		25
Proceeds from issuance of debt	390,000		163,950
Redemption of Preferred Shares	(149,518)
Payment of deferred financing fees	(10,506)	(633)	(4,117)
Payments on long-term debt	(239,938)	(30,057)	(136,797)
Net (payments on) proceeds from revolving credit facility	(1,025)	575	(4,500)

Net cash provided by (used in) financing activities	(10,987)	(30,090)	18,536

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(164)	184	38

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	8,598	117	(270)
Cash and cash equivalents at beginning of period	843	726	996

Cash and cash equivalents at end of period	$9,441	$843	$726

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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

	2005	2004	2003
Net income (loss)–as reported	$(6,190)	$(10,021)	$(6,373)
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(736)	(719)	(764)

Pro forma net income (loss)	$(6,926)	$(10,740)	$(7,137)

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
Foreign Exchange Contracts–The Company and its international subsidiaries make purchases and sales in foreign currencies and are subject to transaction exposures that arise from foreign exchange rate movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. Day periodically enters into forward foreign exchange contracts, with terms generally of 3 to 12 months, to protect itself against such foreign currency movements. These contracts are recorded at fair value with the change in fair value recorded as other expense (income) as an offset to the (income) expense recognized from the remeasurement of the hedged foreign-currency denominated asset or liability. Hedges of forecasted transactions are recorded as cash flow hedges and are reclassified to earnings when the hedged transaction is completed. The contract value of foreign exchange contracts was

$14,202, and $9,476 at December 31, 2005 and 2004. The fair value of these contracts is a payable of $57 and $219 at December 31, 2005 and 2004. Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. The counterparties are expected to meet their obligations given their credit ratings; therefore Day does not obtain collateral for these instruments.
Interest Rate Swap Agreement– The Company is a party to interest rate swaps, one for €45,000 and one for $240,000. The swaps are used to swap a majority of the Company’s variable rate debt to fixed rates. The swaps expire in December 2012 and December 2013, respectively. The Company has accounted for the swaps as a cash flow hedge and recognizes the gain or loss related to future periods in other comprehensive income (loss).
Fair Value of Financial Instruments–The carrying value of the Company’s variable rate new Credit Agreements approximate fair value. The fair market value and carrying amount of the 9 1/2% Senior Subordinated Debt was $8,584 at December 31, 2005, based on quoted market prices. The fair market value and carrying amount of the 9 1/2% Senior Subordinated Debt was $115,700 and $114,866 at December 31, 2004, based on quoted market prices. The fair value of the 12 1/4% Exchangeable Preferred Stock was $38,400 at December 31, 2004, based on quoted market prices. The fair value of the 12 1/4% Exchangeable Preferred Stock at December 31, 2005 could not be determined as the securities are closely held and are not actively traded. See Note G for further information about the Convertible Preferred Stock. The fair value of the interest rate swap was a payable of $1,696 at December 31, 2005 and a receivable of $195 at December 31, 2004 based on quoted market prices. At December 31, 2005 and 2004, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value.
Research and Development–Research and development costs are expensed as incurred.
Distribution–Distribution costs of $12,961, $11,503, and $9,617 for the years ended December 31, 2005, 2004 and 2003 are included in selling, general and administrative costs.
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
C. ACCOUNTS RECEIVABLE
Changes in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 consist of:

	2005	2004	2003
Balance at beginning of year	$3,694	$3,407	$2,735
Provision for doubtful accounts	315	961	369
Acquisition			368
Write-off of uncollectible accounts	(517)	(808)	(352)
Currency translation	(234)	134	287

Balance at end of year	$3,258	$3,694	$3,407

D. INVENTORIES
Inventories as of December 31, 2005 and 2004 consists of:

	2005	2004
Finished goods	$24,643	$24,384
Work in process	5,505	5,193
Raw materials	21,002	20,757

	$51,150	$50,334

E. GOODWILL AND INTANGIBLE ASSETS
The following is detail of goodwill for the years ended December 31, 2005, 2004 and 2003:

	Image	Textile
	Transfer	Products	Total
Balance at December 31, 2002	$121,856	$5,224	$127,080
Acquisitions	13,817		13,817
Foreign currency exchange	1,683		1,683

Balance at December 31, 2003	137,356	5,224	142,580
Acquisitions	269		269
Purchase adjustments	(361)		(361)
Foreign currency exchange	956		956

Balance at December 31, 2004	138,220	5,224	143,444
Acquisitions	425		425
Foreign currency exchange	(1,657)		(1,657)

Balance at December 31, 2005	$136,988	$5,224	$142,212

The following is detail of intangible assets as of December 31, 2005 and 2004:

			Weighted-
			Average
	2005	2004	Life
Intangible Assets:
Gross Carrying Amount:
Deferred financing costs	$11,058	$15,710	9 years
Printing technology	27,946	27,946	11 years
Textile compound formulas	5,247	5,247	31 years
Unpatented technology	9,529	9,529	20 years
Other	613	613	5 years

Total intangibles	54,393	59,045	14 years

Accumulated Amortization:
Deferred financing costs	(128)	(9,507)
Printing technology	(25,480)	(23,827)
Textile compound formulas	(1,827)	(1,638)
Unpatented technology	(5,338)	(4,909)
Other	(452)	(322)

Total accumulated amortization	(33,225)	(40,203)

Net book value	$21,168	$18,842

Estimated amortization expense for the next five years is as follows: $3,442 in 2006, $3,442 in 2007, $2,860 in 2008, $2,412 in 2009 and $2,258 in 2010.
F. LONG-TERM AND SUBORDINATED LONG-TERM DEBT
Long-term and subordinated long-term debt as of December 31, 2005 and 2004 consist of:

	2005	2004
New Credit Agreements:
First Lien Credit and Guaranty Agreement U.S. term loan	$204,488
Euro term loan (face amount of €59,466)	70,407
Second Lien Credit and Guaranty Agreement Term loan	114,713
Senior Secured Credit Facility:
Tranche A term loan (face amount of €20,406)		27,584
Tranche D term loan (face amount of $108,343)		107,519
Revolving line of credit		1,025
9 1/2% Senior Subordinated Notes (face amount $8,450)	8,584	114,866
Capital lease obligation (Note P)	1,115	1,396

	399,307	252,390
Less–Current maturities of long-term debt and capital lease	(12,604)	(4,576)

	$386,703	$247,814

In December 2005, the Company and certain of its subsidiaries completed a comprehensive refinancing of the debt and redeemable preferred equity of the Company when it incurred $415 million of senior secured indebtedness pursuant to $300 million of senior secured first lien credit facilities and $115 million of senior secured second lien credit facilities.

The proceeds of the debt financing were used to repay $96.2 million and €16.3 million to satisfy the Company’s obligations under its existing Senior Secured Credit Facility, purchased $106.6 million in outstanding principal amount of the 9 1/2% Notes (plus accrued and unpaid interest) for $110.8 million pursuant to a tender offer, and provided notice of redemption of the remaining $8.5 million in principal amount of Notes to be redeemed on January 5, 2006. In connection with the refinancing the Company recognized a loss of $8.4 million on early extinguishment on debt.
The Company also paid all accrued and unpaid dividends on the 12 1/4% Senior Exchangeable Preferred Stock (“Exchangeable Preferred Stock”) totaling $24.8 million and redeemed 15,204 shares of the Exchangeable Preferred Stock, or approximately 24% of the total outstanding shares of Exchangeable Preferred Stock, for an amount equal to $15.5 million, and redeemed all of the 18% Convertible Cumulative Preferred Stock (“Convertible Preferred”) in exchange for an aggregate payment of $106.5 million and the issuance of 1,500 shares of newly issued Class C Non-Voting Common Stock of the Company.
          NEW CREDIT AGREEMENTS
In 2005, the Company and certain of its subsidiaries entered into $415 million of new credit facilities consisting of $300 million of senior secured first lien credit facilities (the “First Lien Credit and Guaranty Agreement”) and $115 million of senior secured second lien credit facilities (the “Second Lien Credit and Guaranty Agreement”; and together with the First Lien Credit and Guaranty Agreement, the “New Credit Agreements”). Net proceeds from the New Credit Agreements were used to finance the Refinancing.
The First Lien Credit and Guaranty Agreement provided for a $205 million U.S. term loan, a Euro term loan equal to the Euro equivalent of $70 million, and a $25 million revolving loan. The U.S. term loan and the Euro term loan shall be repaid in consecutive quarterly installments of 0.25% of the original aggregate principal amount, if not sooner paid in full, with the balance paid on the seventh anniversary of the closing date.
At December 31, 2005, interest on the U.S. term loan and the Euro term loan were based on the LIBOR rates plus 2.50% (7.03% and 4.99% respectively) and interest on the revolving loan was based on the base rate plus 2.5% (9.75%). Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company’s discretion.
The Second Lien Credit and Guaranty Agreement provided for a $115 million term loan. The term loan shall be repaid in consecutive quarterly installments of 0.25% of the original aggregate principal amount, if not sooner paid in full, with the balance paid on the eighth anniversary of the closing date.
At December 31, 2005, interest on the $115 million term loan was based on the LIBOR rate plus 7.25% (11.56%). Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company’s discretion.
The weighted average interest rate on the New Credit Agreements (and the repaid Senior Secured Credit Facility) for the years ended December 31, 2005, 2004, and 2003 was 6.99%, 5.91%, and 5.50%.
At December 31, 2005, $24,831 was available under the revolving loan. The revolving loan included a $10 million letter of credit sublimit ($.02 million of letters of credit were outstanding at December 31, 2005) and a $5 million swing line loan sublimit. The First Lien Credit and Guaranty Agreement requires a commitment fee of 0.5% a year on the unused portion of the revolving loan.
The New Credit Agreements, among other things, limit the Company’s ability to incur additional indebtedness, liens, or negative pledges with respect to assets, make dividends, distributions and other restricted payments on junior securities, make certain investments in other persons or instruments, sell, lease, exchange, transfer or otherwise dispose of assets, enter into sale-leaseback transactions, enter into certain transactions with shareholders or affiliates or change the nature of the Company’s business.
The New Credit Agreements also contain financial covenants, which, among other things, require the Company to maintain certain interest coverage ratios with respect to earnings and interest and to maintain certain leverage ratios with respect to earnings and debt and which limit the amount of capital expenditures.
The New Credit Agreements also contain typical events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the New Credit Agreements prior to their stated maturity, and the commitments under the New Credit Agreements may be terminated.
     SENIOR SECURED CREDIT FACILITY
In 2004, the Company issued $126,473 of Tranche D Term Loans under the $185,000 Senior Secured Credit Facility to refinance the previously outstanding Tranche B and Tranche C Term Loans. The Tranche D Term Loans had terms identical to the refinanced Tranche B and Tranche C Term Loans, except that interest rates were lowered 100 basis points and were based on the banks’ base rate plus 2.50% or the LIBOR rate plus 3.50%. No change in the final maturity date was made. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, there was not a substantial difference between the debt instruments, thus no extinguishment of debt was recognized. Remaining unamortized deferred financing fees and debt discount from the Tranche B and C Term Loans were added to the financing fees paid to the debtors and amortized over the term of the Tranche D Term Loan.
The Second Amended and Restated $185,000 Senior Secured Credit Agreement consisted of a $20,000 5-year Revolving Credit Facility, a Tranche A €26,577 ($30,000 equivalent at issuance) 5-year Term Loan and a Tranche D $126,473 6-year Term Loan. The Revolving Credit Facility included a $10,000 letter of credit subfacility ($125 of letters of credit were outstanding at December 31, 2004) and a $2,000 swing line loan subfacility. If the Company did not refinance the 9 1/2% Senior Subordinated Notes by September 15, 2007, then any amounts outstanding under the Senior Credit Facility would have been immediately due and payable. As noted above, the Senior Secured Facility was repaid in its entirety in 2005 in connection with the Refinancing.
     9 1/2% SENIOR SUBORDINATED NOTES
For the years ended December 31, 2005 and 2004, the Company had outstanding $8,450 and $115,000 face amount of 9 1/2% Senior Subordinated Notes due March 15, 2008 (the “Notes”). As part of the Refinancing, the Company purchased $106,550 million in outstanding principal amount of the Notes (plus accrued and unpaid interest) for $110,800 million pursuant to a tender offer, and provided notice of redemption of the remaining $8,450 million in principal amount of Notes which were redeemed on January 5, 2006.
Principal payments on long-term debt for the next five years are payable as follows: $12,604 in 2006, $4,027 in 2007, $4,034 in 2008, $4,042 in 2009, and $52,707 in 2010.
G. REDEEMABLE PREFERRED STOCK
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that the Company’s redeemable preferred stock be recorded in the same manner as long-term debt. The Company adopted the statement as of July 1, 2003. Therefore, since the third quarter of 2003, the Company has reflected the redeemable preferred stock as a liability and accrued dividends as interest expense. The adoption of this statement had no effect on the cash flows of the Company, net loss available to common shareholders, or the Company’s compliance with its debt covenants.
     12 1/4% SENIOR EXCHANGEABLE PREFERRED STOCK
The Company has outstanding $49,165 and $79,432 liquidation preference of 12 1/4% Senior Exchangeable Preferred Stock (“Exchangeable Preferred Stock”) at December 31, 2005 and 2004. As part of the Refinancing, the Company paid all accrued and unpaid dividends on the Exchangeable Preferred Stock through December 5, 2005, in an amount equal to $24,872, and redeemed 15,204 shares, or 24% of the total outstanding shares of Exchangeable Preferred Stock, for an amount equal to $15,514.
All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On and before March 15, 2003, the Company paid dividends in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After March 15, 2003, dividends were required to be paid in cash and if not paid for four consecutive quarters, then the holders of the Exchangeable Preferred Stock would have the right to elect two directors to the Board of Directors until the dividends in arrears were paid. During the fourth quarter of 2004, the Exchangeable Preferred Stockholders elected two directors to the Board of Directors. Although the Company paid its accrued, unpaid dividends through December 5, 2005, various restrictions in the New Credit Agreements limit the Company’s ability to pay cash dividends. The Company does not anticipate that the restrictions on payment of cash dividends will change in the near term to allow future dividends to be paid. Dividends-in-arrears are $414 as of December 31, 2005 and are included in the redeemable preferred stock balance. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all of the shares of the Exchangeable Preferred Stock for the Company’s 12 1/4% Subordinated Exchange Debentures Due 2010 (the “Exchange Debentures”).
The Company will be required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock or the Exchange Debentures as the case may be, on March 15, 2010. The Company may, at its option, redeem the Exchangeable Preferred Stock or the Exchange Debentures, in whole or in part, for cash, at 102.042% until March 14, 2006 and 100.0% thereafter, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of redemption, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of redemption. Upon the occurrence of a change in control, the Company would be required to make an offer to purchase the

Exchangeable Preferred Stock or the Exchange Debentures, for cash, at a price equal to 101% of the liquidation preference or aggregate principal amount (as the case may be) thereof, together with, in the case of the Exchangeable Preferred Stock, all accumulated and unpaid dividends to the date of purchase, or in the case of the Exchange Debentures, all accrued and unpaid interest to the date of purchase.
     18% CONVERTIBLE CUMULATIVE PREFERRED STOCK
(1)   On December 5, 2005, all of the 18% Convertible Cumulative Preferred Stock were repaid, including all interest due on the notes.
At December 31, 2004, the Company had outstanding $91,382 liquidation preference of 18% Convertible Preferred with a mandatory redemption date of June 30, 2010. As part of the Refinancing, the Company redeemed all of the Convertible Preferred in exchange for an aggregate payment of $106,550 million and the issuance of 1,500 shares of newly issued Class C Non-Voting Common Stock of the Company. Also as part of the Refinancing, Neil Moszkowski resigned from the Board of Directors of the Company. Mr. Moszkowski was elected by the holders of the Convertible Preferred to serve on the Board of Directors in 2003.
The Convertible Preferred ranked junior to the Company’s 12 1/4% Senior Exchangeable Preferred Stock and senior to any subsequently issued preferred stock. All dividends on the Convertible Preferred were payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Holders of the Convertible Preferred were entitled to receive an annual dividend rate of 18% plus approximately 24% of the aggregate value of each dividend (if any) declared and paid on the Company’s common stock. If not paid quarterly in cash, annually, accumulated and unpaid dividends were to be added to the basis of the stock.
H. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) as of December 31, 2005 and 2004, consists of:

	2005	2004
Foreign currency translation adjustments	$1,327	$9,023
Minimum pension liabilities	(1,403)	(1,213)
Unrealized gain on cash flow hedges	(1,115)	45

	$(1,191)	$7,855

I. INCOME TAXES
Significant components of deferred tax assets (liabilities) as of December 31, 2005 and 2004, are as follows:

	2005	2004
Deferred tax assets:
Accounts receivable reserves	$1,289	$1,332
Inventory reserves	1,108	1,344
Other reserves	3,260	3,880
AMT credit and Foreign Tax credit carryforward	1,201	627
Net operating loss carryforwards	16,746	15,242
Stock option compensation	411	3,131
Pension benefits	1,778	1,521
Unrealized foreign exchange losses		518
Other postretirement benefits	4,140	3,686

Total deferred tax assets	29,933	31,281

	2005	2004
Deferred tax liabilities:
Unrealized Foreign Exchange Gain	(592)
Depreciation	(5,591)	(7,845)
Amortization	(18,330)	(14,824)

Total deferred tax liabilities	(24,513)	(22,669)

Net deferred tax assets	$5,420	$8,612

Included in the balance sheets:
Current assets	$18,445	$11,608
Noncurrent assets	238	298
Noncurrent liability	(13,263)	(3,294)

Net deferred tax assets	$5,420	$8,612

Income tax expense consists of the following for the years ended December 31, 2005, 2004 and 2003:

	2005		2004	2003
Current:
United States:
Federal alternative minimum	$		$500	$
State and local		293	351		451
International		7,301	8,904		5,739

		7,594	9,755		6,190
Deferred		3,918	8,396		(2,117)

		11,512	18,151		4,073
Allocation to other comprehensive income		1,023	249		127

		$12,535	$18,400		$4,200

The income tax expense differs from the United States statutory rate for the years ended December 31, 2005, 2004 and 2003, as a result of the following:

	2005	2004	2003
Tax provision (benefit) at the United States federal statutory rate$	$2,157	$2,849	$(739)
International tax rate differential	134	541	302
State and local taxes, net of federal income tax effect	605	627	363
Foreign source income taxable in the United States	721	6,421	369
Non-deductible preferred stock dividends included in net loss	8,582	7,873	3,514
Non-deductible expenses	181	187	138
Other	155	(98)	253

	$12,535	$18,400	$4,200

Income (loss) before income taxes includes$20,215, $20,466, and $16,464 of income from international operations for the years ended December 31, 2005, 2004 and 2003. Day has not provided for deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. Undistributed earnings of Day’s international subsidiaries amounted to approximately $66,234 as of December 31, 2005. The unrecognized deferred tax liability on these earnings has not been calculated due to the complexities associated with the hypothetical calculation. It is anticipated that Day will continue to annually remit a substantial portion of prospective earnings of certain international subsidiaries in the form of taxable dividends. The U.S. tax consequences of those dividends will be recorded when such dividends are paid. Since the Company intends to remit earnings from its international subsidiaries only on a prospective basis, the APB No. 23 exception will continue to apply to the international subsidiaries earnings accumulated through December 31, 2003 and for earnings that the Company does not expect to remit as dividends. The Company has United States net operating loss carryforwards of $44,603 expiring from 2019 through 2024 to be used in future periods. The Company has $690 of United States Alternative Minimum Tax credits which has an unlimited carryforward period. Additionally, the Company has $511 United States Foreign Tax credit carryforwards which expires in 2015.
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

	2005	2004	2003
Third party sales:
Image Transfer	$317,797	$313,672	$240,539
Textile Products	45,472	49,035	48,448

Total	$363,269	$362,707	$288,987

Segment operating profit:
Image Transfer	$53,562	$50,325	$41,737
Textile Products	6,342	6,634	4,263

Total	$59,904	$56,959	$46,000

Depreciation and amortization:
Image Transfer	$7,782	$7,338	$6,913
Textile Products	1,702	1,712	1,813

Total	$9,484	$9,050	$8,726

Assets:
Image Transfer	$152,649	$157,305	$147,827
Textile Products	27,498	30,222	29,300

Total	$180,147	$187,527	$177,127

Capital expenditures:
Image Transfer	$5,799	$8,163	$6,253
Textile Products	1,679	2,270	621

Total	$7,478	$10,433	$6,874

The following is a reconciliation of the items reported above to the amounts reported in the consolidated financial statements:

	2005	2004	2003
Operating profit:
Segment operating profit	$59,904	$56,959	$46,000
APB #16 depreciation and amortization	(3,569)	(4,626)	(3,757)
UK Pension Settlement	(703)
Non-allocated corporate expenses	(1,350)	(570)	(567)
Amortization of intangibles	(34)	(34)	(816)
Management fees	(1,000)	(1,000)	(1,000)

Total operating profit	$53,248	$50,729	$39,860

Depreciation and amortization:
Segment depreciation and amortization	$9,484	$9,050	$8,726
Amortization of intangibles	34	34	816
APB #16 depreciation and amortization	3,569	4,626	3,757
Amortization of deferred financing fees	1,819	1,775	2,313

Total depreciation and amortization	$14,906	$15,485	$15,612

Assets:
Segment assets	$180,147	$187,527	$177,127
APB #16 Adjustment	3,743	5,120	6,523
Goodwill and other intangibles	163,380	162,286	165,803
Deferred tax assets	18,684	11,906	18,838
Cash and other assets	8,703	3,396	3,249

Total assets	$374,657	$370,235	$371,540

Net sales for the years ended December 31, 2005, 2004 and 2003, and long-lived assets as of December 31, 2005, 2004 and 2003, by geographic area are as follows:

	2005	2004	2003
Net sales:
United States	$180,606	$187,850	$136,495

Germany	83,230	82,138	71,855
United Kingdom	47,081	44,597	37,051
Other international	76,173	72,291	64,517

Total international	206,484	199,026	173,423

Interarea	(23,821)	(24,169)	(20,931)

	$363,269	$362,707	$288,987

Long-lived assets:
United States	$168,546	$169,032	$174,762

Germany	29,612	32,288	28,407
United Kingdom	21,656	23,784	23,928
Other international	11,646	11,917	12,873

Total international	62,914	67,989	65,208

	$231,460	$237,021	$239,970

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
As of December 31, 2005, 7,437 options have been granted (of which 1,257 are exercisable) under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 5,987 expire in 2007 and 1,450 expire in 2012.
Day Stock Option Plan
Certain employees hold options that were previously granted under the Day International Group, Inc. Stock Option Plan (the “Day Option Plan”). In 1998, all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options was recorded in 1998 and the remaining balance of $1,105 and $7,720 is included in other long-term liabilities at December 31, 2005 and 2004. During 2005, 2,342.5 options with an exercise price of $1,000 expired under the plan resulting in again of 6,640. As of December 31, 2005, there are 310 options outstanding with an exercise price of $1,200 per share and 75 options outstanding with an exercise price of $1,000 per share. The options expire as follows: 75 expire in 2006; and 310 expire in 2007. The Company is currently evaluating a new stock option plan for 2006.

The following table summarizes activity in the Company’s stock option plans:

	2005		2004		2003
	Exercise		Exercise			Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	10,165	$3,223	10,290	$1,970	10,480	$3,237
Granted Exercised			(25)	1,000
Forfeited	(2,343)	1,000	(100)	4,030	(190)	3,871

Outstanding at end of year	7,822	3,889	10,165	3,223	10,290	3,226

Exercisable at end of year	1,642	3,414	3,985	1,995	3,973	1,970

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
In conjunction with the TPO acquisition in 1999, the Company entered into a Promise to Pay agreement with Armstrong World Industries GmbH (“Armstrong”) for the unfunded pension obligation of TPO’s Germany subsidiary in which Armstrong agreed to pay the portion of any pension obligations that the associates earned prior to the date of the acquisition. At December 31, 2005, the present value of the estimated portion of the pension obligation that is Armstrong’s responsibility is $3,096. The plan is closed to new participants subsequent to the date of the TPO acquisition.
Day also sponsors defined contribution plans for certain associates, which provide for Company contributions of a specified percentage of each associate’s total compensation. Certain of these plans include a profit-sharing component that varies depending on the achievement of certain objectives.

The funded status of the Company’s defined benefit plans at December 31, 2005 and 2004, is as follows:

	2005		2004
Change in benefit obligation:
Benefit obligation at beginning of year		$19,490	$15,672
Service cost		366	390
Interest cost		399	787
Actuarial (gains) losses		1,264	2,043
Benefits paid		(91)	(685)
Transfers		(10,361)
Foreign currency exchange		(1,226)	1,283

Benefit obligation at end of year		9,841	19,490

Change in plan assets:
Fair value of plan assets at the beginning of the year		7,534	7,036
Actual return on plan assets			632
Employer contribution		91	63
Benefits paid		(91)	(685)
Transfers		(7,534)
Foreign currency exchange			488

Fair value of plan assets at end of year		0	7,534

Funded status		(9,841)	(11,956)
Unrecognized net actuarial (gain) loss		2,554	2,443
Additional minimum liability–included in accumulated other comprehensive income (loss)		(2,377)	(1,906)

(Accrued) pension costs		$(9,664)	$(11,419)

Included in the balance sheets:
Other accrued expenses—current liability	$		$(2,826)
Other long-term liabilities		(9,664)	(8,593)

(Accrued) pension costs		$(9,664)	$(11,419)

Accumulated benefit obligation		$9,664	$18,953

Weighted-average assumptions:
Discount rate		4.25%	4.50%

Long-term rate of increase in compensation		2.86%	2.80%

Long-term rate of return on plan assets		0%	4.50%

Post-retirement pension increase (cost-of-living adjustment)		1.00%	1.90%

The plan assets at December 31, 2004, consisted of U.K. government bonds. The Company had assumed a long-term rate of return of 4.50% based on the expected interest rates to be earned on the bonds. In accordance with U.K. regulations, the Company had been required to invest in the bonds upon the decision to terminate the U.K. pension plan. The Company contributed approximately $2,900 to the U.K. pension plan in 2005 to purchase annuity contracts and settle all plan obligations. The Company also recognized a loss upon settlement of approximately $700 in 2005.

A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003
Defined benefit plans:
Service cost	$366	$390	$325
Interest cost	399	787	696
Expected return on plan assets		(341)	(329)
Actuarial loss recognized	34	888	678

Net periodic pension cost	799	1,724	1,370
Defined contribution plans	3,171	3,335	2,594

Total pension expense	$3,970	$5,059	$3,964

Weighted-average assumptions:
Discount rate	4.5%	5.25%	5.00%

Compensation increase	2.86%	3.00%	2.50%

Long-term rate of return on plan assets	0%	5.00%	4.50%

Future benefit payments for each of the next five years and for the five years thereafter are expected to be paid as follows: $126 in 2006, $143 in 2007, $167 in 2008, $181 in 2009, $190 in 2010 and $1,351 in total for 2011 through 2015. The Company’s remaining pension plans are unfunded, thus the Company contributes to the plans to fund current benefit payments.
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
The status of Day’s unfunded plan at December 31, 2005 and 2004, is as follows:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$15,744	$12,640
Service cost	1,321	1,101
Interest cost	1,013	849
Participant contributions	388	229
Actuarial (gains) losses	(1,714)	1,721
Benefits paid	(764)	(796)

Benefit obligation at end of year	15,988	15,744

Unrecognized prior service gain	3,746	4,580
Unrecognized net actuarial gain (loss)	(4,183)	(6,346)

Accrued postretirement benefit obligation	$15,551	$13,978

Discount rate used in determining the benefit obligation at year end	6.00%	6.00%

The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 10.0% and decreasing 1.0% per year to an ultimate trend rate of

5.0% in 2011 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $2,396 at December 31, 2005, and the interest and service cost would have been $463 higher for the year ended December 31, 2005. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $1,982 at December 31, 2005, and the interest and service cost would have been $372 lower for the year ended December 31, 2005.
Future benefit payments, net of participant contributions, for each of the next five years and for the five years thereafter are expected to be paid as follows: $437 in 2006, $502 in 2007, $545 in 2008, $612 in 2009, $701 in 2010 and $5,147 in total for 2011 through 2015. The Company’s postretirement plan is unfunded, thus the Company contributes to the plan to fund current benefit payments, net of participant contributions. The Company’s contributions to the plan for the years ended December 31, 2005 and 2004 was $375 and $567.
Net periodic postretirement benefit costs include the following components for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Service cost	$1,321	$1,101	$829
Interest cost	1,013	849	885
Prior service gain recognized	(834)	(641)	(206)
Actuarial loss recognized	449	234	263

Net periodic postretirement benefit costs	$1,949	$1,543	$1,771

Discount rate used in determining the interest cost	5.75%	6.25%	7.00%

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company believes that the plan, as currently designed, is not actuarially equivalent to Medicare Part D and thus would not qualify for the federal subsidy under the Act. As a result, the Company believes that the effect of the legislation will not be material to the results of operations or financial position of the Company.
O. COMMITMENTS AND CONTINGENCIES
     LEASE COMMITMENTS
The Company leases a building in Germany under a capital lease. Property under this capital lease is included in property, plant and equipment at December 31, 2005 and 2004, as follows:

	2005	2004
Land and buildings	$1,596	$1,822
Accumulated depreciation	(494)	(423)

	$1,102	$1,399

The Company also leases certain buildings, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 2005, 2004 and 2003 was $4,038, $3,413, and $2,438. The following is a schedule by year of future annual minimum lease payments under non-cancelable leases as of December 31, 2005:

	Capital	Operating
	Lease	Leases
2006	$176	$3,879
2007	176	2,587
2008	176	2,000
2009	176	1,423
2010	176	469
Thereafter	514	311

	$1,394	$10,669

Amount representing interest	(279)

Present value of minimum lease payments (including current portion of $115)	$1,115

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
P. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2005	2004	2003
NON-CASH TRANSACTIONS:
Preferred stock dividends paid in kind			$1,901

CASH PAID FOR:
Income taxes	$8,335	$9,938	$8,427

Interest	$17,616	$20,230	$25,762

Q. RECENTLY ISSUED ACCOUNTING STANDARDS
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
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), Share-based Payment. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This

Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 (R) is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company plans to adopt SFAS 123(R) as of January 1, 2006 and has determined that this statement will have no effect on the cash flows of the Company, or the Company’s compliance with its debt covenants. Net income (loss) after the adoption will be affected by the stock option expense that was previously only disclosed. The Company will adopt this standard using the modified prospective method as defined in SFAS No. 123(R). Pre-tax income (loss) after the adoption will be affected by approximately $1.2 million in stock option expense. Compensation expense for the invested awards will be measured based on the fair value of the awards which will approximate the value previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. This estimate is based on many assumptions including the level of stock option grants expected in 2006, our stock price, and significant assumptions in the option valuation model including volatility and the expected life of options. Actual expenses could differ from the estimate.
R. SUBSEQUENT EVENT
At December 31, 2005 the Company had outstanding $8,450 face amount of 9 1/2% Senior Subordinated Notes due March 15, 2008 (the “Notes”). On December 5, 2005 the Company provided notice of redemption of the $8,450 million in principal amount of Notes and the notes were redeemed on January 5, 2006.
S. RESTATED THIRD QUARTER RESULTS (UNAUDITED)
The 2,342.5 stock options that expired during 2005, expired in August of 2005. Below are restated operating results had the stock options expiration been recorded in the 3rd quarter of 2005.

	3 months ended	9 months ended
	September 30, 2005	September 30, 2005
	(Restated)	(Restated)
Net sales	$91,854	$273,163
Gross profit	33,948	101,622
Operating profit	14,013	40,560
Income before Taxes	9,886	13,197
Net income (loss)	8,245	5,258
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
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended December 31, 2005. To the best of management’s knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended December 31, 2005, that would materially affect the control systems.
ITEM 9B. OTHER INFORMATION
None
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the names, ages and a brief account of the business experience for the last five years of each person who is a director or executive officer of the Company as of March 1, 2006.

Name	Age	Position
William C. Ferguson	75	Chairman of the Board

Sean W. Brophy	37	Director

Carl J. Crosetto	57	Director

Matthew C. Kaufman	35	Director

Philip Raygorodetsky	32	Director

Christopher A. White	40	Director

Dennis R. Wolters	59	Chief Executive Officer, President and Director

Name	Age	Position

Dwaine R. Brooks	63	Vice President, Human Resources

David B. Freimuth	53	Group Vice President and General Manager, Textiles and Flexographic Products since January 2004; prior to that Senior Vice President, General Manager, Textile Products

Dermot J. Healy	51	Managing Director, Europe

Thomas J. Koenig	45	Vice President and Chief Financial Officer and Assistant Secretary

Stephen P. Noe	49	Group Vice President and General Manager, Image Transfer Group since November 2003; prior to that Senior Vice President, General Manager, Transfer Media since July 2001; prior to that Senior Vice President, Marketing & Sales, Transfer Media since January 2001; prior to that Principal at CSC Consulting in the Emerging Markets Practice since July 2000; prior to that Business Director at FMC Corporation

Brent A. Stephen	54	Managing Director, Pacific Rim since January 2003; prior to that Vice President and Sales Manager, Australia
William C. Ferguson has been a director since 1998. He retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. Mr. Ferguson is a member of the Advisory Board of GSC Partners.
Sean W. Brophy has been a director since 2004. He is a Managing Director and founder of Labrador Capital since 2001. Prior to founding Labrador Capital, Mr. Brophy was a Principal and member of the General Partner of Celerity Partners, Inc. Mr. Brophy is a member of the board of directors of Vista

Cove Senior Living, Inc., Vista Cove Rancho Mirage, LLC, Robert Brandt & Co., and Rancho Cove Partners, LLC.
Carl J. Crosetto has been a director since 2000. He retired as President of Bowne & Co., Inc. in December 2003 after 30 years service with Bowne. In January 2004, Mr. Crosetto joined GSC Partners as a Senior Advisor and is now a Managing Director. Mr. Crosetto is a member of the board of directors of Bowne & Co., Inc. and SpeedFlex Asia Limited.
Matthew C. Kaufman has been a director since 2000. He is a Senior Managing Director with GSC Partners, which he joined in 1997. He is Chairman of the board of directors of Pacific Aerospace & Electronics, Inc. and a member of the board of directors of Atlantic Express Transportation Group, Burke Industries, Inc., Dukes Place Holdings Limited, Safety-Kleen Corp., Waddington North America, Inc. and Worldtex, Inc.
Philip Raygorodetsky has been a director since 2003. He is a Managing Director with GSC Partners, which he joined in 1997. Mr. Raygorodetsky is a member of the board of directors of Pacific Aerospace & Electronics, Inc., Worldtex, Inc. and Wrightline, LLC.
Christopher A. White has been a director since 2003. He is a Director of SG Capital Partners LLC. Previously, Mr. White worked in the Equity Capital Markets groups of SG Cowen from 1999 to 2003. He is a member of the board of directors of Achillion Pharmaceuticals, Inc., Coleman Floor Company, Ricerca Bioscience LLC and RNB Communications, Inc.
Messrs. Brophy and Crosetto were elected by the holders of the 12 1/4% Senior Exchangeable Preferred Stock due 2010 (the “Exchangeable Preferred Stock”). In accordance with the terms of the Certificate of Designation of the Exchangeable Preferred Stock the holders of the Exchangeable Preferred Stock, voting as one class, are allowed to elect two directors, if the dividends on the Exchangeable Preferred Stock are in arrears and unpaid (and in the case of dividends payable after March 15, 2003, are not paid in cash) for four consecutive quarterly periods. As long as the dividends are in arrears, the holders of the Exchangeable Preferred Stock have the right to elect two directors to the Board of Directors until the dividends in arrears have been paid. In December 2005, the Company paid all dividends in arrears in conjunction with the new Credit Agreement. However, since the new Credit Agreement restricts the payment of dividends on the Exchangeable Preferred Stock in the future, the Company has asked Messrs. Brophy and Crosetto to remain as directors.
In conjunction with the repurchase of the Jr. Preferred Shares in December 2005, Mr. Neal Moszkowski resigned as a director of the Company.
Director Compensation
As compensation for his services as director, in 1998, Mr. Ferguson received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share. On January 18, 2000, Mr. Ferguson received additional warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share. As compensation for his services as director, Mr. Crosetto also received warrants to purchase up to 74 shares of Common Stock at a price of $4,030 per share on January 18, 2000. As of December 31, 2002, the warrants are fully vested. Beginning in 2003, Mr. Ferguson receives an annual retainer of $100,000 for his services as Chairman of the Board. Mr. Brophy receives an annual retainer of $25,000 for his services as a director. None of the other directors receive any compensation for their services as directors.
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

ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information concerning the compensation for 2005, 2004 and 2003 for Mr. Wolters and the four other most highly compensated executive officers of the Company at the end of 2005. All amounts for non-U.S. executive officers are converted to U.S. dollars at the average exchange rate for each year.

				Long Term
				Compensation
				Awards
		Annual		Securities
Name and		Compensation		Underlying	All Other
Principal Position	Year	Salary	Bonus	Options(#)	Compensation
Dennis R. Wolters,	2005	$370,000	$250,000	0	$53,007	(a)
President and Chief	2004	351,200	250,000	0	46,736
Executive Officer	2003	270,000	140,000	0	31,312

David B. Freimuth, Group	2005	217,750	99,000	0	26,245	(b)
Vice President and General	2004	210,364	59,000	0	16,124
Manager, Textiles and Flexographic Products	2003	170,800	55,000	0	15,384

Dermot J. Healy,	2005	243,746	65,797	0	70,806	(c)
Managing Director,	2004	236,824	89,615	0	64,004
Europe	2003	188,037	67,330	0	58,811

Thomas J. Koenig,	2005	200,000	66,096	0	22,165	(d)
Vice President and	2004	190,640	59,000	0	17,349
Chief Financial Officer	2003	159,000	40,000	0	16,047

Stephen P. Noe, Group Vice	2005	231,500	114,659	0	25,288	(e)
President and General	2004	222,162	114,000	0	23,137
Manager, Image Transfer	2003	181,100	62,000	0	18,134

(a)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($26,436), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($15,848), premiums for group term life insurance ($5,180), and automobile allowance ($5,543).

(b)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($16,481), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($2,575), premiums for group term life insurance ($1,569) and automobile allowance ($5,620).

(c)	Represents company contributions to an UK benefit plan ($51,341) and automobile allowance ($19,465).

(d)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($15,889), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($1,786), premiums for group term life insurance ($765) and automobile allowance ($3,725).

(e)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($18,485), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($5,246), premiums for group term life insurance ($1,032) and automobile allowance ($525).
FY-End Option/SAR Values

Number
	of Securities	Value of
	Underlying	Unexercised
	Unexercised	In-the-Money
	Options/SARs	Options/SARs
	at FY-End(#)	at FY-End($)
	Exercisable/	Exercisable/
	Unexer-	Unexer-
Name	cisable	cisable(1)
Dennis R. Wolters	450/	$0/
	2,400	$0

David B. Freimuth	434/	$939,309/
	731	$0

Dermot J. Healy	114/	$0/
	322	$0

Thomas J. Koenig	69/	$0/
	186	$0

Stephen P. Noe	100/	$0/
	200	$0

(1)	Based upon estimated fair market value of the shares less the exercise price.
Employment Agreements
Each of Messrs. Wolters, Freimuth, Healy, Koenig, and Noe is a party to an employment agreement with the Company, subject to annual renewals unless notice of non-renewal is given. Under the employment agreements, each receives annual base salaries and an incentive bonus at a percentage of plan target. The agreements also contain certain non-competition and non-solicitation provisions. Subject to certain exceptions, in the event that the executive is actually or constructively terminated under the employment agreement by the Company without cause, each employment agreement provides that the executive is entitled to receive the following compensation: (i) accrued salary, (ii) pro-rata incentive bonus for the year of termination, assuming that 100% of the annual plan target was met, (iii) a lump sum equal to one times base salary and annual incentive bonus target and (iv) continuation of benefits and perquisites for one year following termination.

Compensation Committee Interlocks
Since the Company does not have a compensation committee, the Board of Directors determines executive compensation. Mr. Ferguson serves on the Advisory Board of GSC Partners. Mr. Kaufman is a Managing Director of GSC Partners. Mr. Raygorodetsky is a Vice President of GSC Partners. Mr. Crosetto is a Managing Director of GSC Partners. Mr. White is a Director of SG Capital Partners LLC (“SGCP”). GSC Partners and SGCP, the Company’s controlling shareholders, provide business, financial and management advisory services to the Company for an annual total fee of $1.0 million, plus expenses. The Company also indemnifies GSC Partners and SGCP from and against certain liabilities. Mr. Moszkowski is a Managing Director with Soros Private Equity Partners (“SPEP”). SPEP and its affiliates are the majority shareholders of the Company’s Convertible Cumulative Preferred Stock. The Company also indemnifies SPEP from and against certain liabilities. Mr. Wolters is the President and Chief Executive Officer of the Company. No other officers of the Company participated in Board deliberations regarding executive compensation in 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders (1)	8,044	3,893	448

Total	8,044	$3,893	448

(1)	These plans consist of the Day Stock Option Plan, the 1998 Stock Option Plan and warrants issued to individual directors as compensation for services performed. These plans were approved by shareholders holding a majority of the Class A Voting Common Stock through their representation on the Board of Directors. See Note L to the Consolidated Financial Statements for detailed descriptions of these plans.
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

	No. of Shares
	of Stock	% of
Name of Beneficial Owner	(a)(b)	Stock
Common Stock:
Dennis R. Wolters	750	2.4
David B. Freimuth	534	1.7
Dermot J. Healy	114	0.3
Thomas J. Koenig	84	0.2
Stephen P. Noe	100	0.3
Sean W. Brophy	—	—
Carl J. Crosetto (c)	74	0.2
William C. Ferguson	148	0.4
Matthew C. Kaufman (c)	—	—
Neal Moszkowski	—	—
Philip Raygorodetsky (c)	—	—
Christopher A. White (d)	—	—
All Directors and Executive Officers as a Group (14 persons)	4,780	15.0
Unione Italiana	195	0.6
Towerbrook	974	3.0
SG Capital Partners LLC (d)	3,865	12.6
1221 Avenue of the Americas New York, NY 10020
Greenwich IV, LLC (c)	19,156	62.2
GSC Partners 500 Campus Drive, Suite 220, Florham Park, NJ 07932
12 1/4% Senior Exchangeable Preferred:
GSC Recovery II, L.P. (e)	15,397	31.6

(a)	Beneficial ownership is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. The table includes shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this report. As of the date of this report, the number of such shares is 4,146.5. Exercisable options included in the number of shares above include 450 shares for Mr. Wolters, 434 shares for Mr. Freimuth, 53 shares for Mr. Healy, 69 shares for Mr. Koenig, 100 shares for Mr. Noe and 2,808.5 shares for all directors and executive officers as a group. The shares listed for Mr. Crosetto and Mr. Ferguson represent vested warrants to purchase shares of Common Stock.

(b)	SGCP owns shares of Class B Non-Voting Common Stock. All other shares are shares of Class A Voting Common Stock.

(c)	Greenwich IV, LLC is an affiliate of GSC Partners. Messrs. Crosetto, Kaufman and Raygorodetsky may be deemed to have indirect beneficial ownership of the 19,156 shares of Common Stock beneficially owned by Greenwich IV, LLC by virtue of their affiliation with GSC Partners. Each of Messrs. Crosetto, Kaufman and Raygorodetsky disclaim any such beneficial ownership.

(d)	Mr. White may be deemed to have indirect beneficial ownership of the 3,865 shares of Common Stock. Class C Non Voting Shares are owned by Unione Italiana, Towerbrook, SGCP, and GSC partners by virtue of his affiliation with SG Capital Partners LLC. Mr. White disclaims any such beneficial ownership.
(e)	GSC Recovery II, L.P. is an affiliate of GSC Partners. Messrs. Crosetto, Kaufman and Raygorodetsky may be deemed to have indirect beneficial ownership of the 15,397 shares of Senior Exchangeable Preferred Stock beneficially owned by GSC Recovery II, L.P. by virtue of their affiliation with GSC Partners. Each of Messrs. Crosetto, Kaufman and Raygorodetsky disclaim any such beneficial ownership. The Senior Exchangeable Preferred Stock has no voting rights other than the right to elect two directors as long as dividends are in arrears and unpaid for four consecutive quarterly periods. This right was exercised in 2004 with Carl Crosetto and Sean Brophy elected as directors.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees
The following table presents fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2005 and 2004.

	2005	2004
Audit fees	$527	$423
Audit-related fees	3	30
Tax fees	435	346

Total	$965	$799

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
Day International Group, Inc.
Years ended December 31, 2005, 2004 and 2003:
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

Day International Group, Inc.
(Registrant)

Date: March 27, 2006	By:	/s/ Dennis R Wolters

Dennis R. Wolters
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date: March 27, 2006	By: /s/ Dennis R Wolters

Dennis R. Wolters
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 27, 2006	By: /s/ Thomas J. Koenig

Thomas J. Koenig
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 27, 2006	By: /s/ William C. Ferguson

William C. Ferguson
Director

Date: March 27, 2006	By: /s/ Sean W. Brophy

Sean W. Brophy
Director

Date: March 27, 2006	By: /s/ Carl J. Crosetto

Carl J. Crosetto
Director

Date: March 27, 2006	By: /s/ Matthew C. Kaufman

Matthew C. Kaufman
Director

Date: March 27, 2006	By: /s/ Philip Raygorodetsky

Philip Raygorodetsky
Director

Date: March 27, 2006	By: /s/ Christopher A. White

Christopher A. White
Director

INDEX TO EXHIBITS
(1) Underwriting Agreements
1.1	Purchase Agreement, dated as of March 13, 1998 between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 1.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
(3) Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of Day International Group, Inc. (“Group”), as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2003)

3.2	By-Laws of Group, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2003)
(4) Instruments Defining Rights of Security Holders, including Indentures

4.1	Registration Rights Agreement, dated as of March 18, 1998, by and between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.2	Certificate of Designation, dated March 18, 1998, of Powers, Preferences and Relative, Participating, Optional and other Special Rights of 12 1/4% Senior Exchangeable Preferred Stock due 2010 and Qualifications, Limitations and Restrictions thereof (the “Exchangeable Preferred Stock”) (incorporated by reference to Exhibit 4.5.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.3	Form of Global Certificate for the Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.5.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.4	Exchange Debenture Indenture, dated as of March 18, 1998, among Day International Group, Inc., Day International, Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.5	Preference Stock Purchase Agreement, dated as of October 19, 1999, among the Company and the several investors party thereto (incorporated by reference to Exhibit 4.4 to Form 8-K dated October 28, 1999)

4.6	Amended and Restated Stockholders Agreement, dated as of October 19, 1999, among the Company and certain of its Stockholders (incorporated by reference to Exhibit 4.5 to Form 8-K dated October 28, 1999)

(10) Material Contracts

10.1	Credit Agreement, dated December 5, 2005 (incorporated by reference to Form 8-K dated December 5, 2005)

10.2	Deed of Trust, dated January 15, 1998, with respect to the North Carolina property (incorporated by reference to Exhibit 4.12 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839)); as amended October 19, 1999 (incorporated by reference to Exhibit 10.6.1 to the Form 8-K dated September 22, 2003); as further amended June 29, 2001 (incorporated by reference to Exhibit 10.6.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.6.3 to the Form 8-K dated September 22, 2003) as modified December 2005

10.3	Mortgage and Security Agreement Dated January 16, 1998, with respect to the Michigan Property (incorporated by reference to Exhibit 4.13 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839)); as amended October 19, 1999 (incorporated by reference to Exhibit 10.7.1 to the Form 8-K dated September 22, 2003); as further amended June 29, 2001 (incorporated by reference to Exhibit 10.7.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.7.3 to the Form 8-K dated September 22, 2003) as modified

10.4	Mortgage Agreement, dated October 19, 1999, with respect to the South Carolina property (incorporated by reference to Exhibit 10.5.1 to the Form 8-K dated September 22, 2003); as amended June 29, 2001 (incorporated by reference to Exhibit 10.5.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.5.3 to the Form 8-K dated September 22, 2003) as modified

10.5	Deed of Trust, dated October 19, 1999, with respect to the Texas property (incorporated by reference to Exhibit 10.8.1 to the Form 8-K dated September 22, 2003); as modified September 16, 2003 (incorporated by reference to Exhibit 10.8.2 to the Form 8-K dated September 22, 2003) as modified

10.6	Mortgage Agreement, dated October 19, 1999, with respect to the Illinois property (incorporated by reference to Exhibit 10.9.1 to the Form 8-K dated September 22, 2003); as amended June 29, 2001 (incorporated by reference to Exhibit 10.9.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.9.3 to the Form 8-K dated September 22, 2003) as modified

10.9	Stock Purchase Agreement, dated as of December 18, 1997, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the Stockholders of Day International Group, Inc. parties thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K dated January 16, 1998); as amended on January 16, 1998 (incorporated by reference to Exhibit 2.2 to the Form 8-K dated January 16, 1998)

10.10*	Consulting Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.1 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.11*	Indemnification Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.2 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.12*	Consulting Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.3 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.13*	Indemnification Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.4 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.14	Purchase Agreement between Armstrong World Industries, Inc. and Armstrong World Industries GmbH, as Sellers and Day International, Inc., as Buyer (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.15*	Stock warrant to purchase shares of Common Stock of the Company, dated as of January 18, 1998, issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.16*	Stock warrant to purchase shares of Common Stock of the Company, dated as of January 27, 2000, issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.17*	Stock warrant to purchase shares of Common Stock of the Company, dated as of January 18, 2000, issued to Mr. Carl J. Crosetto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.18*	Employment Agreement, dated January 16, 1998, between the Guarantor and Mr. Dennis R. Wolters (incorporated by reference to Exhibit 10.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

10.19*	Employment Agreement, dated January 16, 1998, between Day International, Inc. and Mr. David B. Freimuth (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

10.20*	Day International Group, Inc. Stock Option Plan, dated as of July 6, 1995 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1995); as amended on September 19, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1996); and as further amended on January 16, 1998 (incorporated by reference to Exhibit 10.2.3 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

10.21*	Day International, Inc. Supplemental Savings and Retirement Plan, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
(21) Subsidiaries of the Registrant
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification
(32) Section 1350 Certifications
32.1	Chief Executive Officer Certification

32.2	Chief Financial Officer Certification
* - Management contract or compensatory plan or arrangement