Form 10-Q
period 2006-03-31
DAY INTERNATIONAL GROUP INC
filed 2006-05-15
CIK 946991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006
Commission File No. 333-51839
DAY INTERNATIONAL GROUP, INC.
130 West Second Street
Dayton, Ohio 45402
(937) 224-4000
State of Incorporation: Delaware
IRS Employer Identification No.: 31-1436349
Securities Registered Pursuant to Section 12 (b) of the Act: None
Securities Registered Pursuant to Section 12 (g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
There were 24,823 Common Shares of the Company, $0.01 per share par value, outstanding as of May 1, 2006.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(In thousands)

	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,884	$9,441
Accounts receivable (less allowance for doubtful accounts of $3,982 and $3,258)	54,056	46,924
Inventories (Note B)	53,000	51,150
Other current assets	21,833	22,133

Total current assets	131,773	129,648

Property, plant and equipment, net of accumulated depreciation of $71,487 and $68,861	68,258	68,080
Goodwill	142,488	142,212
Intangible assets (net of accumulated amortization of $34,084 and $33,225)	20,305	21,168
Other assets	17,443	13,549

TOTAL ASSETS	$380,267	$374,657

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$9,458	$8,071
Current maturities of long-term debt	4,010	12,604
Other current liabilities	29,919	24,994

Total current liabilities	43,387	45,669

Long-term and subordinated long-term debt	384,640	386,702
Other long-term liabilities	49,745	44,883
Redeemable preferred stock (Note C)	50,147	48,657

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Retained earnings (deficit)	(80,779)	(81,391)
Accumulated other comprehensive income (loss)	1,799	(1,191)

Total stockholders’ equity (deficit)	(147,652)	(151,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$380,267	$374,657

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands)

	2006	2005
	(Unaudited)
NET SALES	$94,312	$89,919

COST OF GOODS SOLD	59,008	56,878

GROSS PROFIT	35,304	33,041

SELLING, GENERAL AND ADMINISTRATIVE	21,281	20,522
AMORTIZATION OF INTANGIBLES	9	9
MANAGEMENT FEES	250	250

OPERATING PROFIT	13,764	12,260

OTHER EXPENSES:
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $461 and $456)	8,565	5,467
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $32 and $47)	1,490	6,428
Other expense—net	1,914	310

INCOME BEFORE INCOME TAXES	1,795	55

INCOME TAX EXPENSE	1,183	2,624

NET INCOME (LOSS)	$612	$(2,569)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands)

	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$612	$(2,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,231	4,089
Interest expense—redeemable preferred stock dividends	1,490	6,428
Deferred income taxes	5,369	2,155
Equity in earnings of investees	(87)	(59)
Foreign currency loss (gain)	4,001	(633)
Change in operating assets and liabilities	(6,619)	(12,021)

Net cash provided by (used in) operating activities	7,997	(2,610)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(2,172)	(1,821)

Net cash used in investing activities	(2,172)	(1,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(12,752)	(1,022)
Net proceeds from revolving credit facility	400	5,675

Net cash (used in) provided by financing activities	(12,352)	4,653

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30)	46

Net (decrease) increase in cash and cash equivalents	(6,557)	268
Cash and cash equivalents at beginning of period	9,441	843

Cash and cash equivalents at end of period	$2,884	$1,111

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Dollars In thousands)
A. BASIS OF PRESENTATION
The balance sheet as of December 31, 2005, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The financial statements of Day International Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.
B. INVENTORIES
Inventories as of March 31, 2006 and December 31, 2005, consist of:

	2006	2005
		(Audited)
Finished goods	$25,828	$24,643
Work in process	5,535	5,505
Raw materials	21,637	21,002

	$53,000	$51,150

C. EXCHANGEABLE PREFERRED STOCK
The Company has outstanding $50,147 and $49,165 of 12¼% Senior Exchangeable Preferred Stock (“Exchangeable Preferred Stock”) at March 31, 2006 and December 31, 2005. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On and before March 15, 2003, the Company paid dividends in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After March 15, 2003, dividends were required to be paid in cash and if not paid for four consecutive quarters, then the holders of the Exchangeable Preferred Stock would have the right to elect two directors to the Board of Directors until the dividends in arrears were paid. During the fourth quarter of 2004, the Exchangeable Preferred Stockholders elected two directors to the Board of Directors. Although the Company paid its accrued, unpaid dividends through December 5, 2005, various restrictions in the New Credit Agreements limit the Company’s ability to pay cash dividends. The Company does not anticipate that the restrictions on payment of cash dividends will change in the near term to allow future dividends to be paid. Dividends-in-arrears are $1,903 and $414 as of March 31, 2006 and December 31, 2005, respectively and are included in the Exchangeable Preferred Stock balance.

On May 10, 2006, the Company amended the Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Special Rights of the 12¼% Senior Exchangeable Preferred Stock due 2010 (the “Exchangeable Preferred Stock”) and Qualifications, Limitations and Restrictions Thereof to allow dividends to be paid, at the Company’s option, either in cash or by the issuance of additional fully paid and non-assessable shares of Exchangeable Preferred Stock (including fractional shares). The Company then determined to pay all unpaid dividends in arrears for the periods ending on December 15, 2005 and March 15, 2006 for the Exchangeable Preferred Stock by issuing a dividend of .034132 shares of authorized but unissued Exchangeable Preferred Stock for each share of Exchangeable Preferred Stock issued, outstanding and held of record by such holder as of the close of business on the May 10, 2006 and the date of payment shall be May 12, 2006.
D. INCOME TAXES
The Company’s effective income tax rate for 2006 and 2005 is different from the statutory rates in effect as a result of the inclusion of the dividends on the redeemable preferred stock in income before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income.
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
The Company manages the two segments as separate strategic business units. They are managed separately because each business unit requires different manufacturing processes, technology and marketing strategies. Segment detail for the three months ended March 31, 2006 and 2005 is as follows.

	2006	2005
Third party sales:
Image Transfer	$82,476	$77,813
Textile Products	11,836	12,106

Total	$94,312	$89,919

	2006	2005
Segment operating profit:
Image Transfer	$12,991	$12,496
Textile Products	1,672	1,308

Total	$14,663	$13,804

The following is a reconciliation of the segment operating profit reported above to the amount reported in the condensed consolidated financial statements:

	2006	2005
Segment operating profit	$14,663	$13,804
APB #16 depreciation and amortization	(419)	(1,119)
Non-allocated corporate expenses	(221)	(166)
Amortization of intangibles	(9)	(9)
Management fees	(250)	(250)

Total operating profit	$13,764	$12,260

F. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) is comprised of net income (loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was $3,602 and $(2,937).
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

As of March 31, 2006 and December 31, 2005, 7,437 options have been granted (of which 1,257 are exercisable) under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 5,987 expire in 2007 and 1,450 expire in 2012.
Day Stock Option Plan
Certain employees hold options that were previously granted under the Day International Group, Inc. Stock Option Plan (the “Day Option Plan”). In 1998, all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options was recorded in 1998 and the remaining balance of $1,105 is included in other long-term liabilities at March 31, 2006 and December 31, 2005. As of March 31, 2006, there are 310 options outstanding with an exercise price of $1,200 per share and 75 options outstanding with an exercise price of $1,000 per share. The options expire as follows: 75 expire in 2006; and 310 expire in 2007. The Company is currently evaluating a new stock option plan for 2006.
Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors was reflected in net income (loss).
On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as defined in SFAS No. 123(R), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock, and has not restated results of prior periods. Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Under SFAS 123 (R) we elected to recognize the compensation cost of all share-based awards on a straight-line bases over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon adoption of SFAS 123(R), the Company started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses. Stock option expense included in other (income) loss for the period ended March 31, 2006 is $184. There were no stock options granted, exercised or forfeited during the three months ended March 31, 2006.
The fair value of each option award at the grant date was estimated with the following weighted average assumptions; Expected life of options — 9.0 years, risk-free interest rate — 6.0%, volatility – 0.0%, expected dividend yield – 0.0%.

Pro forma amounts are included below to illustrate the effect on net income for the three months ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to our options at that time.

2005
Net (loss)–as reported	$(2,569)
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(186)

Pro forma net (loss)	$(2,755)

I. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	2006	2005
Service cost	$101	$108
Interest cost	102	105
Actuarial loss recognized	29	13
Settlement loss		703

Net periodic pension costs	$232	$929

During the first quarter of 2005, the Company purchased annuity contracts to settle the remaining U.K. pension obligation and recognized a loss on the settlement.
A summary of the components of net periodic postretirement cost for the postretirement health care and life insurance benefits plans is as follows:

	2006	2005
Service cost	$346	$330
Interest cost	247	253
Amortization of prior service cost	(209)	(208)
Actuarial loss recognized	61	112

Net periodic postretirement benefit costs	$445	$487

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

J. SUBSEQUENT EVENTS
On May 9, 2006, the Company signed a purchase contract to sell 100% of its Textile Products Group to Saurer, AG. The sale is expected to be completed in approximately 30 days. Closing of the transaction is subject to approval by the respective antitrust commissions. In 2005, Day’s Textile Products Group generated sales of approximately $45 million and employs around 270 full-time associates. Selected segment information for the Textile Products Group is included in footnote E. The Company has determined that there will not be an adjustment to the carrying value of the assets of the Textile Products Group as the carrying value does not exceed the sales price. At March 31, 2006 there is no impairment of the assets related to the Textile Products Group.
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

Basis of Presentation
The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

	Three Months Ended March 31,
	2006		2005
	$	%	$	%
Net sales	94.3	100.0	89.9	100.0
Costs of goods sold	59.0	62.6	56.9	63.3

Gross profit	35.3	37.4	33.0	36.7
Selling, general and administrative expense	21.3	22.6	20.5	22.8
Amortization of intangibles	0.0	0.0	0.0	0.0
Management fees	0.2	0.2	0.2	0.2

Operating profit	13.8	14.6	12.3	13.7

Comparison of Results of Operations
Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005
Net sales increased $4.4 million (4.9%) to $94.3 million primarily due to increased sales volume, and the impact of price increases on selected product lines. Sales in 2006 were positively affected by increased sales volume of $3.8 million in the United States, $2.5 million in Europe offset by $1.9 million of unfavorable changes in foreign currency rates used to translate international sales into U.S. dollars. Image Transfer’s sales increased $4.7 million (6.0%) to $82.5 million. Image Transfer’s sales were positively affected by increased sales volumes of $4.0 million in the U.S., $2.1 million in Europe, offset by $1.4 million as a result of the effect of changes in foreign currency rates. Europe sales volume increased primarily from growth in both the blanket and chemical products lines in the United Kingdom and Germany along with growth in flexographic base sleeves. Textile Products’ sales decreased $0.3 million (2.2%) to $11.8 million, primarily as a result unfavorable foreign currency rate changes of $0.4 million offset by increased sales volume in the United States of $0.1 million.
Gross profit increased $2.3 million (6.8%) to $35.3 million. Foreign currency rate changes decreased gross profit by $0.6 million. As a percentage of net sales, gross profit increased to 37.4% for the three months ended March 31, 2006, compared to 36.7% for the three months ended March 31, 2005.
Selling, general and administrative expense (“SG&A”) increased $0.8 million (3.7%) to $21.3 million. As a percentage of net sales, SG&A decreased to 22.6% from 22.8%. Changes in foreign currency rates decreased SG&A costs by $0.4 million in the first quarter of 2006 compared to the first quarter of 2005. SG&A costs also increased as a result of higher insurance costs and higher selling and distribution costs from higher sales levels and increased fuel costs. Included in SG&A is $0.25 million for consulting fees paid to three NDI former shareholders (which expires in 2006).

Operating profit increased $1.5 million (12.3%) to $13.8 million. As a percentage of net sales, operating profit increased to 14.6% for the three months ended March 31, 2006, from 13.7% for the comparable period in 2005. Image Transfer’s operating profit increased 4.0% to $13.0 million. As a percentage of net sales, Image Transfer’s operating profit decreased to 15.8% for the three months ended March 31, 2006, from 16.1% for the three months ended March 31, 2005. Textile Products’ operating profit increased $0.4 million (27.8%) to $1.7 million. As a percentage of net sales, Textile Products’ operating profit increased to 14.1% for the three months ended March 31, 2006, from 10.8% for the three months ended March 31, 2005. Textile Products’ operating profit was positively affected by improved manufacturing operations in the U.S. and Germany combined with lower purchase costs for material imported to the U.S. from Europe.
Other expense was $1.9 million and $0.3 million for the three months ended March 31, 2006 and 2005. The other expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other expense in 2006 and 2005 includes a gain of $0.2 million and $1.1 million on the mark-to-market of the euro-denominated Term Loan.
Interest expense on long-term debt was $8.6 million and $5.5 million for the three months ended March 31, 2006 and 2005. Preferred stock dividends included in interest expense was $1.5 million and $6.4 million for the three months ended March 31, 2006 and 2005. The decrease in preferred stock dividends is due the redemption of $91.4 million in preferred stock in December 2005.
The effective tax rate was 65.9% and 4,770.9% for the three months ended March 31, 2006 and 2005. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. Due to the redemption of the preferred stock in December 2005, the effective tax rate for March 31, 2006 is significantly lower.
Liquidity and Capital Resources
The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.
Capital expenditures were $2.2 million and $1.8 million for the quarters ended March 31, 2006 and 2005, respectively.
As of March 31, 2006, there was $0.4 million outstanding under the Revolving Credit Facility and the Company had $24.4 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at March 31, 2006, is $388.6 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $51.2 million. The Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.

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
Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $12.9 million at March 31, 2006 and $13.9 million at December 31, 2005. These contracts generally expire within three to twelve months. At March 31, 2006 and December 31, 2005, the Company had outstanding €58.5 million and €59.6 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared to the U.S. dollar. Foreign currency (gains) losses, included in other expense—net, were $2.1 million in 2006 and $(0.6) million in 2005.
Interest Rate Risks
The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2005, the Company entered into $240 million and €45 million interest rate swaps to swap a portion of the Company’s variable rate debt to fixed rates. The swaps expire in December 2013 and 2012, respectively. The fair value of the interest rate swaps was a receivable of $4.2 million at March 31, 2006 and a payable of $1.7 million at December 31, 2005. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurance that interest rates will not materially change.

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
ITEM 4. CONTROLS AND PROCEDURES
The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Management has completed its review of the Company’s financial reports and, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that as of March 31, 2006 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Day International Group, Inc.
(Registrant)

Date: May 15, 2006	/s/ Thomas J. Koenig Thomas J. Koenig
Vice President and
Chief Financial Officer
(Principal Financial Officer)