Form 10-Q
period 2006-06-30
DAY INTERNATIONAL GROUP INC
filed 2006-08-14
CIK 946991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2006
Commission File No. 333-51839
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
Yes ☐       No ☑
There were 23,823 Common Shares of the Company, $0.01 per share par value, outstanding as of August 1, 2006.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(In thousands)

	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$32,471	$9,595
Accounts receivable (less allowance for doubtful accounts of $3,471 and $2,927)	45,988	41,468
Inventories (Note B)	46,543	41,119
Other current assets	21,662	22,028

Total current assets	146,664	114,210
Property, plant and equipment, net of accumulated depreciation of $59,933 and $53,948	61,839	56,896
Goodwill	143,065	144,528
Intangible assets, net of accumulated amortization of $34,930 and $33,225	19,437	18,842
Other assets	10,624	8,421
Assets of discontinued operations (Note J)	—	31,760

TOTAL ASSETS	$381,629	$374,657

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$7,681	$6,744
Current maturities of long-term debt	4,002	12,604
Other current liabilities	19,992	19,860

Total current liabilities	31,675	39,208

Long-term and subordinated long-term debt	366,795	386,702
Other long-term liabilities	43,384	36,477
Redeemable preferred stock (Note C)	51,749	48,657

Liabilities of discontinued operations (Note J)	—	14,867

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Retained earnings (deficit)	(51,275)	(81,391)
Accumulated other comprehensive gain/(loss)	7,973	(1,191)

Total stockholders’ equity (deficit)	(111,974)	(151,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$381,629	$374,657

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)
(Unaudited)

	Three Months		Six Months
	2006	2005	2006	2005
NET SALES	$82,086	$77,658	$162,492	$153,327

COST OF GOODS SOLD	51,775	47,597	101,682	94,911

GROSS PROFIT	30,311	30,061	60,810	58,416

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	17,434	17,002	35,493	34,461
AMORTIZATION OF INTANGIBLES	8	8	17	17
MANAGEMENT FEES	250	250	500	500

OPERATING PROFIT	12,619	12,801	24,800	23,438

OTHER EXPENSES:
Interest expense:
Long-term debt (including gain on interest rate swap, amortization of deferred financing costs and discounts of $(5,525), $456, $921, and $913)	3,421	5,650	11,986	11,117
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $33, $47, $64, and $94)	1,602	6,518	3,092	12,946
Other (income) expense	2,715	(1,058)	4,653	(646)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,881	1,691	5,069	21

INCOME TAX EXPENSE	2,509	3,028	2,936	5,082

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,372	(1,337)	2,133	(5,061)

DISCONTINUED OPERATIONS (Note J)
INCOME FROM DISCONTINUED OPERATIONS (Including gain on disposal of $29,325, $0, $29,325, $0)	30,631	1,560	32,238	3,291
INCOME TAX EXPENSE	3,499	771	4,254	1,347

INCOME FROM DISCONTINUED OPERATIONS	27,132	789	27,984	1,944

NET INCOME (LOSS)	$29,504	$(548)	$30,117	$(3,117)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,117	$(3,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,579	7,976
Loss on the sale of Kompac Division	1,352	—
Gain on the sale of Textile Division	(30,677)	—
Gain on unwinding the interest rate swaps	(5,981)	—
Interest expense—redeemable preferred stock dividends	3,092	12,946
Deferred income taxes	10,017	3,510
Equity in earnings of investees	(267)	(59)
Foreign currency loss (gain)	5,192	(1,684)
(Gain) on disposal of fixed assets	—	(8)
Change in operating assets and liabilities	(12,038)	(12,777)

Net cash provided by operating activities	7,385	6,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of Kompac Division	579	—
Proceeds from the sale of Textile Division	48,786	—
Cash paid for acquisitions	(38)	(426)
Capital expenditures	(6,252)	(3,643)

Net cash provided by (used in) investing activities	43,075	(4,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unwinding interest rate swap	5,981	—
Payments on long-term debt	(34,342)	(1,979)
Net proceeds from revolving credit facility	100	175

Net cash (used in) financing activities	(28,261)	(1,804)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	831	66

Net increase in cash and cash equivalents	23,030	980
Cash and cash equivalents at beginning of period	9,441	843

Cash and cash equivalents at end of period	$32,471	$1,823

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
B. INVENTORIES
Inventories as of June 30, 2006 and December 31, 2005, consist of:

	2006	2005
Finished goods	$23,753	$20,139
Work in process	3,497	3,235
Raw materials	19,293	17,745

	$46,543	$41,119

C. EXCHANGEABLE PREFERRED STOCK
The Company has outstanding $51,749 and $48,657 of 12 1/4% Senior Exchangeable Preferred Stock (“Exchangeable Preferred Stock”) at June 30, 2006 and December 31, 2005. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On and before March 15, 2003, the Company paid dividends in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After March 15, 2003, dividends were required to be paid in cash and if not paid for four consecutive quarters, then the holders of the Exchangeable Preferred Stock would have the right to elect two directors to the Board of Directors until the dividends in arrears were paid. During the fourth quarter of 2004, the Exchangeable Preferred Stockholders elected two directors to the Board of Directors. Although the Company paid its accrued, unpaid dividends through December 5, 2005, various restrictions in the New Credit Agreements limit the Company’s ability to pay cash dividends. The Company does not anticipate that the restrictions on payment of cash dividends will change in the near term to allow future dividends to be paid.

On May 10, 2006, the Company amended the Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Special Rights of the 12 1/4% Senior Exchangeable Preferred Stock due 2010 (the “Exchangeable Preferred Stock”) and Qualifications, Limitations and Restrictions Thereof to allow dividends to be paid, at the Company’s option, either in cash or by the issuance of additional fully paid and non-assessable shares of Exchangeable Preferred Stock (including fractional shares). The Company then determined to pay all unpaid dividends in arrears for the periods ending on December 15, 2005 and March 15, 2006 for the Exchangeable Preferred Stock by issuing a dividend of .034132 shares of authorized but unissued Exchangeable Preferred Stock for each share of Exchangeable Preferred Stock issued, outstanding and held of record by such holder as of the close of business on the May 10, 2006 and the date of payment was May 12, 2006. Dividends in arrears are $265 and $414 as of June 30, 2006 and December 31, 2005, respectively and are included in the Exchangeable Preferred Stock balance. On July 31, 2006 the Company declared a preferred stock dividend of .030625 per share to be paid in additional shares on August 11, 2006 to holders of record as of August 10, 2006.
D. INCOME TAXES
The Company’s effective income tax rate for 2006 and 2005 is different from the statutory rates in effect as a result of the inclusion of the dividends on the redeemable preferred stock in income before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income.
In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the Company beginning January 1, 2007. The Company is currently assessing the impact of this recent interpretation on the financial statements.
E. BUSINESS SEGMENTS
The Company produces precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry. The Image Transfer segment designs, manufactures and markets high-quality printing blankets and sleeves, pressroom chemicals and automatic dampening systems used primarily in the offset, flexographic and digital printing industries. Prior to June 30, 2006, the Textile Products segment manufactured and marketed precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. On May 9, 2006, Day signed a purchase contract to sell 100% of its Textile Products Group to certain affiliates of Saurer, AG. On June 30, 2006 the sale was completed (See Note J). As a result, as of June 30, 2006, the Company operates only one business segment.

F. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income/(loss) is comprised of net income/(loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income/(loss) for the three months ended June 30, 2006 and 2005 was $35,678 and $(3,587). Total comprehensive income/(loss) for the six months ended June 30, 2006 and 2005 was $39,281 and $(7,784).
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
As of June 30, 2006 and December 31, 2005, 7,437 options have been granted (of which 1,257 are exercisable) under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 5,987 expire in 2007 and 1,450 expire in 2012.
Day Stock Option Plan
Certain employees hold options that were previously granted under the Day International Group, Inc. Stock Option Plan (the “Day Option Plan”). In 1998, all options granted under the Day Option Plan became fully vested and the Day Option Plan was amended to provide that no further options may be awarded under that plan. As a result, compensation expense associated with these options was recorded in 1998 and the remaining balance of $1,105 is included in other long-term liabilities at December 31, 2005. The remaining balance included in other long-term liabilities at June 30, 2006 is $1,472. As of June 30, 2006, there are 310 options outstanding with an exercise price of $1,200 per share and 75 options outstanding with an exercise price of $1,000 per share. The options expire as follows: 75 expire in 2006; and 310 expire in 2007. The Company is currently evaluating a new stock option plan for 2006.
Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors was reflected in net income (loss).
On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as defined in SFAS No. 123(R), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock, and has not restated results of prior periods. Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Under SFAS 123 (R) we elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon adoption of SFAS 123(R), the Company started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses Stock option expense included in other (income) loss for the three and six month periods ended June 30, 2006 is $184 and $378. There were no stock options granted, exercised or forfeited during the three or six months ended June 30, 2006.
The fair value of each option award at the grant date was estimated with the following weighted average assumptions; Expected life of options — 9.0 years, risk-free interest rate — 6.0%, volatility — 0.0%, expected dividend yield — 0.0%.
Pro forma amounts are included below to illustrate the effect on net income for the three and six months ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to our options at that time.

	Three Months	Six Months
	2005	2005
Net (loss)—as reported	$(548)	$(3,117)
Less—stock-based compensation expense determined using fair value based method in SFAS No. 123	(184)	(370)

Pro forma net (loss)	$(732)	$(3,487)

I. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Service cost	$28	$36	$55	$74
Interest cost	15	15	29	30
Expected return on plan assets	—	—	—	—
Actuarial loss recognized	5	5	11	9

Net periodic pension costs	$48	$56	$95	$113

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Service cost	$346	$330	$692	$660
Interest cost	247	253	494	506
Amortization of prior service cost	(209)	(208)	(418)	(417)
Actuarial loss recognized	61	112	122	224

Net periodic postretirement benefit costs	$445	$487	$890	$973

The discontinued operations of the Textile and Kompac divisions will have an immaterial affect on the net periodic post retirement benefit costs.
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
J. DISCONTINUED OPERATIONS
On June 30, 2006, Day completed the previously announced sale of its Textile Products Group to certain affiliates of Saurer, AG for $48.8 million, plus the assumption of certain long term liabilities, resulting in a gain on disposal of $30.7 million (subject to a working capital adjustment). The Textile Products Group is a leading supplier of consumable, precision-engineered rubber cots (rollers), aprons (flexible belts), compressive shrinkage belts and other fabricated rubber products for the yarn spinning and glass-fiber-forming industries with sales of approximately $45 million in 2005. It employs approximately 270 full-time associates in its production facilities located in Münster, Germany and Greenville, SC, USA and its sales offices in Italy, Turkey and Hong Kong. Proceeds from the sale were/will be used to repay long-term debt or invested in growth opportunities within the image transfer business. The following table represents the revenue and pretax income as reported in discontinued

operations for the three and six months ended June 30, 2006 and 2005, and the carrying amounts of the major classes of assets and liabilities of the Textile Division as of December 31, 2005.

	Three Months		Six Months
	2006	2005	2006	2005
Net sales	$13,612	$11,688	$25,448	$23,794
Pre-Tax income	32,562	1,594	34,257	3,003
Major classes of assets & liabilities:

December 31, 2005
Cash	$28
Accounts receivable	4,420
Inventories	8,000
Other current assets	80
Property, plant and equipment	9,948
Intangible assets (net of amortization)	9
Other long term assets	5,050

TOTAL ASSETS	$27,535

Accounts payable	$1,080
Other current liabilities	3,290
Other long term liabilities	8,407

TOTAL LIABILITIES	$12,777

On May 31, 2006, the Company completed the sale of the Kompac Division to its management team, for $1.5 million resulting in a loss on the sale of $1.4 million (subject to a working capital adjustment. Cash received was $0.6 and the Company issued notes receivable of $1.1 million. The Kompac Division manufactures and globally distributes automatic dampening systems and related products. As part of the sale agreement, the Company has agreed to provide certain transitional support to the Kompac Division in order to ensure a smooth change in ownership. The following table represents the revenue and pretax income (loss) as reported in discontinued operations for the three and six months ended June 30, 2006 and 2005, and the carrying amounts of the major classes of assets and liabilities of the Kompac Division as of December 31, 2005.

	Three Months		Six Months
	2006	2005	2006	2005
Net sales	$1,003	$2,044	$3,072	$4,187
Pre-Tax income (loss)	(1,931)	(34)	(2,019)	288

Major classes of assets & liabilities:

December 31, 2005
Cash	$(181)
Accounts receivable	1,035
Inventories	2,031
Other current assets	25
Property, plant and equipment	1,237
Intangible assets (net of amortization)	—
Other long term assets	78

TOTAL ASSETS	$4,225

Accounts payable	$246
Other current liabilities	1,844
Other long term liabilities	—

TOTAL LIABILITIES	$2,090

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

Basis of Presentation
The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

	Three Months				Six Months
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Net sales	82.1	100.0	77.7	100.0	162.5	100.0	153.3	100.0
Costs of goods sold	51.8	63.1	47.6	61.3	101.7	62.6	94.9	61.9

Gross profit	30.3	36.9	30.1	38.7	60.8	37.4	58.4	38.1
Selling, general and administrative expense	17.4	21.2	17.0	21.9	35.5	21.8	34.5	22.5
Management fees	0.3	0.3	0.3	0.3	0.5	0.3	0.5	0.3

Operating profit	12.6	15.4	12.8	16.5	24.8	15.3	23.4	15.3

Comparison of Results of Operations
Three Months Ended June 30, 2006, Compared with Three Months Ended June 30, 2005
Net sales increased $4.4 million, or 5.7%, to $82.1 million primarily due to increased sales volume, the impact of price increases in selected product lines, favorable changes in foreign currency rates, and increased sales volume outside of the United States. Foreign currency rate changes used to translate international sales into U.S. dollars contributed $0.08 million to sales.
Gross profit increased $0.3 million, or 0.8% to $30.3 million. Foreign currency rate changes had an immaterial effect on gross profit. As a percentage of net sales, gross profit decreased to 36.9% for the three months ended June 30, 2006, compared with 38.7% for the three months ended June 30, 2005, primarily due to the increase in raw material cost of crude oil in the chemical products division. The Company has generally been able to increase selling prices to offset the impact of the raw material price increases, thereby maintaining gross profit levels, however, gross profit as a percent of sales decreases slightly.
Selling, general and administrative expense (“SG&A”) increased $0.5 million, or 2.5%, to $17.4 million. As a percentage of net sales, SG&A decreased to 21.2% from 21.9%. Included in SG&A is $0.25 million for consulting fees paid to three NDI former shareholders (which expire in 2006).
Operating profit decreased $0.2 million, or 1.4%, to $12.6 million. As a percentage of net sales, operating profit decreased to 15.4% for the three months ended June 30, 2006, versus 16.5% for the comparable period in 2005.
Other (income)/expense was $2.7 million and ($1.1) million for the three months ended June 30, 2006 and 2005. The other (income)/expense primarily consists of foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense includes losses of $3.9 million, in 2006, and gains of $1.7 million, in 2005, on the mark-to-market of the euro-denominated portion of the Term Loan.

Interest expense on long-term debt was $3.4 million and $5.7 million for the three months ended June 30, 2006 and 2005. During the three months ended June 30, 2006 the Company unwound approximately $93.0 million of interest rate swaps resulting in a gain of $6.0 million. This gain is included in interest expense on long-term debt at June 30, 2006.
The effective tax rate on continuing operations was 51.4% and 179.1% in 2006 and 2005. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. Due to the redemption of the preferred stock in December 2005, the effective tax rate for June 30, 2006 is significantly lower.
During the three months ended June 30, 2006 the Company completed the sale of the Kompac and Textile Divisions. The results of these two transactions are classified in discontinued operations in the statement of operations and the condensed balance sheets. See Note J for financial information regarding the sale.
Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005
Net sales increased $9.2 million, or 6.0%, to $162.5 million, primarily as a result of higher sales volume in Europe and the United States, and the impact of price increases in selected product lines. Unfavorable changes in foreign currency rates used to translate international sales into U.S. dollars negatively affected sales by $2.0 million.
Gross profit increased $2.4 million, or 4.1%, to $60.8 million. Foreign currency rate changes decreased gross profit by $0.6 million. As a percentage of net sales, gross profit decreased to 37.4% for the six months ended June 30, 2006, compared with 38.1% for the six months ended June 30, 2005, primarily due to increases in petrochemical raw material price increases. The Company has generally been able to increase selling prices to offset the impact of the raw material price increases, thereby maintaining gross profit levels, however, gross profit as a percent of sales decreases slightly.
Selling, general and administrative expense (“SG&A”) increased $1.0 million, or 3.0%, to $35.5 million. As a percentage of net sales, SG&A decreased slightly to 21.8% in 2006 compared to 22.5% in 2005. Changes in foreign currency rates decreased SG&A costs by $0.4 million in the first half of 2006 compared with the first half of 2005. Included in SG&A is $0.5 million for consulting fees paid to three NDI former shareholders (which expire in 2006).
Operating profit increased $1.4 million, or 5.8%, to $24.8 million. As a percentage of net sales, operating profit remained unchanged at 15.3% for the six months ended June 30, 2006, and June 30, 2005.
Other (income)/expense was $4.7 million and ($0.7) million for the six months ended June 30, 2006 and 2005. The other (income)/expense primarily consists of foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense in 2006 includes a loss of $3.7 million on the mark-to-market of the euro-denominated Term Loan. Other (income)/expense in 2005 includes a gain of $2.8 million on the mark-to-market of the euro-denominated portion of the Term Loan.

Interest expense on long-term debt was $12.0 million and $11.1 million for the six months ended June 30, 2006 and 2005. During the six months ended June 30, 2006 the Company unwound approximately $93.0 million of interest rate swaps resulting in a gain of $6.0 million. This gain is included in interest expense on Long-term debt at June 30, 2006. Offsetting this gain is an increase in interest from the increased long term debt balances as a result of the December 2005 recapitalization which replaced a large portion of preferred stock with long term debt.
The effective tax rate from continuing operations was 57.9% and 24,200.0% in 2006 and 2005. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. Due to the redemption of the preferred stock in December 2005, the effective tax rate for June 30, 2006 is significantly lower.
During the six months ended June 30, 2006 the Company completed sales of the Kompac and Textile Divisions. The results of the sale are classified in discontinued operations in the statement of operations and the condensed balance sheets. See Note J for financial information regarding the sale.
Liquidity and Capital Resources
The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.
Capital expenditures were $6.3 million and $3.6 million for the six months ended June 30, 2006 and 2005.
As of June 30, 2006, there was $0.1 million outstanding under the Revolving Credit Facility and the Company had $20.7 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at June 30, 2006 is $370.8 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $52.1 million. The Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.
The Company’s debt agreements contain certain financial covenants regarding a consolidated leverage ratio, a consolidated senior debt ratio, a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio, and a limitation on capital expenditures. As of June 30, 2006, the Company remained in compliance with all debt covenants and none of the covenants were materially restrictive.

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
Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $10.9 million at June 30, 2006 and $13.9 million at December 31, 2005. These contracts generally expire within three to twelve months. At June 30, 2006 and December 31, 2005, the Company had outstanding €54.0 million and €59.5 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared with the U.S. dollar. Foreign currency transaction (gains)/losses included in other (income)/expense were $1.6 million expense and ($1.4) million income for the six months ended June 30, 2006 and 2005.
Interest Rate Risks
The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2005, the Company entered into $240 million and €45 million interest rate swaps to swap a portion of the Company’s variable rate debt to fixed rates. The swaps expire in December 2013 and 2012. During the three months ended June 30, 2006 the Company unwound approximately $93.0 million of the swaps resulting in a gain of $6.0 million. This gain is included in interest expense on long-term debt at June 30, 2006. The fair value of the interest rate swap was a receivable of $2.4 million at June 30, 2006 and a payable of $1.7 million at December 31, 2005. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurance that interest rates will not materially change.

Commodity Risks
Rubber polymers and fabrics are key raw material components in most of the Company’s Transfer Media division products. The Company is exposed to changes in the costs of these components. The Company‘s Pressroom Chemicals division is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Pressroom Chemicals’ products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its gross profit levels. Conversely, when commodity prices decline, the Company generally has had to lower its sales prices to meet competitive pressures. Because the Company has historically been able to raise sales prices to offset significantly higher costs, management believes that a 10% change in the cost of its components could have a short-term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a longer term.
ITEM 4. CONTROLS AND PROCEDURES
The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Management has completed its review of the Company’s financial reports and, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that as of June 30, 2006 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Day International Group, Inc.
(Registrant)

Date: August 14, 2006	/s/ Thomas J. Koenig
Thomas J. Koenig
Vice President and
Chief Financial Officer
(Principal Financial Officer)