Form 10-Q/A
period 2006-06-30
DAY INTERNATIONAL GROUP INC
filed 2006-10-05
CIK 946991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (“Amendment No. 1”) filed by Day International Group, Inc. (the “Company”) is being filed to reflect (1) adjustments to certain amounts on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2005, (2) adjustments to the Condensed Consolidated balance sheet for the period ended June 30, 2006 and December 31, 2005, (3) adjustments to the Condensed Consolidated Statements of Cash Flows for the period ended June 30, 2006, (4) Note F — Comprehensive Income (Loss), (5) Note J — Discontinued Operations and (6) The MD&A operating results. The adjustments are the result of an additional write-off of $8.6 million of goodwill and intangibles (and the related tax affect) of the Textile Division, which was sold during the quarter ended June 30, 2006. These adjustments were due to a subsequent evaluation of consolidated goodwill and intangibles, and reflect an additional portion to be allocated to the Textile Division.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(In thousands)

	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$32,471	$9,595
Accounts receivable (less allowance for doubtful accounts of $3,471 and $2,927)	45,988	41,468
Inventories (Note B)	46,543	41,119
Other current assets	21,662	22,028

Total current assets	146,664	114,210
Property, plant and equipment, net of accumulated depreciation of $59,933 and $53,948	61,839	56,896
Goodwill	137,841	139,304
Intangible assets, net of accumulated amortization of $31,816 and $29,971	16,097	15,588
Other assets	10,624	8,421
Assets of discontinued operations (Note J)	—	40,238

TOTAL ASSETS	$373,065	$374,657

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$7,684	$6,744
Current maturities of long-term debt	4,002	12,604
Other current liabilities	19,992	19,860

Total current liabilities	31,678	39,208

Long-term and subordinated long-term debt	366,795	386,702
Other long-term liabilities	39,958	36,477
Redeemable preferred stock (Note C)	51,749	48,657

Liabilities of discontinued operations (Note J)	—	14,867

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Retained earnings (deficit)	(56,416)	(81,391)
Accumulated other comprehensive gain/(loss)	7,973	(1,191)

Total stockholders’ equity (deficit)	(117,115)	(151,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$373,065	$374,657

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)
(Unaudited)

	Three Months		Six Months
	2006	2005	2006	2005

NET SALES	$82,086	$77,658	$162,492	$153,327

COST OF GOODS SOLD	51,732	47,554	101,596	94,825

GROSS PROFIT	30,354	30,104	60,896	58,502

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	17,434	17,002	35,493	34,461
AMORTIZATION OF INTANGIBLES	8	8	17	17
MANAGEMENT FEES	250	250	500	500

OPERATING PROFIT	12,662	12,801	24,886	23,524

OTHER EXPENSES:
Interest expense:
Long-term debt (including gain on interest rate swap, amortization of deferred financing costs and discount of $(5,525), $456, $921, and $913)	3,421	5,650	11,986	11,117
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $33, $47, $64, and $94)	1,602	6,518	3,092	12,946
Other (income) expense	2,715	(1,058)	4,653	(646)

INCOME FROM CONTINUING OPERATONS BEFORE INCOME TAXES	4,924	1,734	5,155	107

INCOME TAX EXPENSE	2,509	3,028	2,936	5,082

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,415	(1,294)	2,219	(4,975)

DISCONTINUED OPERATIONS (Note J)
INCOME FROM DISCONTINUED OPERATIONS (Including gain on disposal of $20,758 $0, $20,758, $0)	22,020	1,517	23,585	3,205
INCOME TAX EXPENSE	73	771	828	1,347

INCOME FROM DISCONTINUED OPERATIONS	21,947	746	22,757	1,858

NET INCOME (LOSS)	$24,362	$(548)	$24,976	$(3,117)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,976	$(3,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,579	7,976
Loss on the sale of Kompac Division	1,352	—
Gain on the sale of Textile Division	(22,110)	—
Gain on unwinding the interest rate swaps	(5,981)	—
Interest expense—redeemable preferred stock dividends	3,092	12,946
Deferred income taxes	6,591	3,510
Equity in earnings of investees	(267)	(59)
Foreign currency loss (gain)	5,192	(1,684)
(Gain) on disposal of fixed assets	—	(8)
Change in operating assets and liabilities	(12,039)	(12,777)

Net cash provided by operating activities	7,385	6,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of Kompac Division	579	—
Proceeds from the sale of Textile Division	48,786	—
Cash paid for acquisitions	(38)	(426)
Capital expenditures	(6,252)	(3,643)

Net cash provided by (used in) investing activities	43,075	(4,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unwinding interest rate swap	5,981
Payments on long-term debt	(34,342)	(1,979)
Net proceeds from revolving credit facility	100	175

Net cash (used in) financing activities	(28,261)	(1,804)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	831	66

Net increase in cash and cash equivalents	23,030	980
Cash and cash equivalents at beginning of period	9,441	843

Cash and cash equivalents at end of period	$32,471	$1,823

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

F. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income/(loss) is comprised of net income/(loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income/(loss) for the three months ended June 30, 2006 and 2005 was $30,537 and $(3,587). Total comprehensive income/(loss) for the six months ended June 30, 2006 and 2005 was $34,140 and $(7,784).
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
H STOCK-BASED COMPENSATION
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

The discontinued operations of the Textile and Kompac divisions will have an immaterial affect on the net periodic postretirement benefit costs.
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
J. DISCONTINUED OPERATIONS
On June 30, 2006, Day completed the previously announced sale of its Textile Products Group to certain affiliates of Saurer, AG for $48.8 million, plus the assumption of certain long term liabilities, resulting in a gain on disposal of $22.1 million (subject to a working capital adjustment). The Textile Products Group is a leading supplier of consumable, precision-engineered rubber cots (rollers), aprons (flexible belts), compressive shrinkage belts and other fabricated rubber products for the yarn spinning and glass-fiber-forming industries with sales of approximately $45 million in 2005. It employs approximately 270 full-time associates in its production facilities located in Münster, Germany and Greenville, SC, USA and its sales offices in Italy, Turkey and Hong Kong. Proceeds from the sale were/will be used to repay long-term debt or invested in growth opportunities within the image transfer business. The following table represents the revenue and pretax income as reported in discontinued operations for the three and six months ended June 30, 2006 and 2005, and the carrying amounts of the major classes of assets and liabilities of the Textile Division as of December 31, 2005.

	Three Months		Six Months
	2006	2005	2006	2005

Net sales	$13,612	$11,688	$25,448	$23,794
Pre-Tax income	23,952	1,551	25,647	2,917
Major classes of assets & liabilities:

December 31, 2005
Cash	$28
Accounts receivable	4,420
Inventories	8,000
Other current assets	80
Property, plant and equipment	9,948
Intangible assets (net of amortization)	8,487
Other long term assets	5,050

TOTAL ASSETS	$36,013

Accounts payable	$1,080
Other current liabilities	3,290
Other long term liabilities	8,407

TOTAL LIABILITIES	$12,777

On May 31, 2006, the Company completed the sale of the Kompac Division to its management team, for $1.5 million resulting in a loss on the sale of $1.4 million (subject to a working capital adjustment). Cash received was $0.6 and the Company issued notes receivable of $1.1 million. The Kompac Division manufactures and globally distributes automatic dampening systems and related products. As part of the sale agreement, the Company has agreed to provide certain transitional support to the Kompac Division in order to ensure a smooth change in ownership. The following table represents the revenue and pretax income (loss) as reported in discontinued operations for the three and six months ended June 30, 2006 and 2005, and the carrying amounts of the major classes of assets and liabilities of the Kompac Division as of December 31, 2005.

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
Basis of Presentation
The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

	Three Months				Six Months
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Net sales	82.1	100.0	77.7	100.0	162.5	100.0	153.3	100.0
Costs of goods sold	51.7	63.0	47.6	61.3	101.6	62.5	94.8	61.9

Gross profit	30.4	37.0	30.1	38.7	60.9	37.5	58.5	38.1
Selling, general and administrative expense	17.4	21.2	17.0	21.9	35.5	21.8	34.5	22.5
Management fees	0.3	0.3	0.3	0.3	0.5	0.3	0.5	0.3

Operating profit	12.7	15.5	12.8	16.5	24.9	15.4	23.5	15.3

Comparison of Results of Operations
Three Months Ended June 30, 2006, Compared with Three Months Ended June 30, 2005
Net sales increased $4.4 million, or 5.7%, to $82.1 million primarily due to increased sales volume, the impact of price increases in selected product lines, favorable changes in foreign currency rates, and increased sales volume outside of the United States. Foreign currency rate changes used to translate international sales into U.S. dollars contributed $0.09 million to sales.
Gross profit increased $0.3 million, or 0.8% to $30.4 million. Foreign currency rate changes had an immaterial effect on gross profit. As a percentage of net sales, gross profit decreased to 37.0% for the three months ended June 30, 2006, compared with 38.7% for the three months ended June 30, 2005, primarily due to the increase in raw material cost of crude oil in the chemical products division. The Company has generally been able to increase selling prices to offset the impact of the raw material price increases, thereby maintaining gross profit levels, however, gross profit as a percentage of sales decreases slightly.
Selling, general and administrative expense (“SG&A”) increased $0.4 million, or 2.5%, to $17.4 million. As a percentage of net sales, SG&A decreased to 21.2% from 21.9%. Included in SG&A is $0.25 million for consulting fees paid to three NDI former shareholders (which expire in 2006).
Operating profit decreased $0.2 million, or 1.4%, to $12.7 million. As a percentage of net sales, operating profit decreased to 15.5% for the three months ended June 30, 2006, versus 16.5% for the comparable period in 2005.

Other (income)/expense was $2.7 million and ($1.1) million for the three months ended June 30, 2006 and 2005. The other (income)/expense primarily consist of foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense includes losses of $3.9 million, in 2006, and gains of $1.7 million, in 2005, on the mark-to-market of the euro-denominated portion of the Term Loan.
Interest expense on long-term debt was $3.4 million and $5.7 million for the three months ended June 30, 2006 and 2005. During the three months ended June 30, 2006 the Company unwound approximately $93.0 million of interest rate swaps resulting in a gain of $6.0 million. This gain is included in interest expense on long-term debt at June 30, 2006.
The effective tax rate on continuing operations was 51.0% and 174.6% in 2006 and 2005. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. Due to the redemption of the preferred stock in December 2005, the effective tax rate for June 30, 2006 is significantly lower.
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
Gross profit increased $2.4 million, or 4.1%, to $60.9 million. Foreign currency rate changes decreased gross profit by $0.6 million. As a percentage of net sales, gross profit decreased to 37.5% for the six months ended June 30, 2006, compared with 38.1% for the six months ended June 30, 2005, primarily due to increases in petrochemical raw material prices. The Company has generally been able to increase selling prices to offset the impact of the raw material price increases, thereby maintaining gross profit levels, however, gross profit as a percentage of sales decreases slightly.
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

Operating profit increased $1.4 million, or 5.8%, to $24.9 million. As a percentage of net sales, operating profit increased slightly to 15.4% for the six months ended June 30, 2006, from 15.3% at June 30, 2005.
Other (income)/expense was $4.7 million and ($0.7) million for the six months ended June 30, 2006 and 2005. The other (income)/expense primarily consists of foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense in 2006 includes a loss of $3.7 million on the mark-to-market of the euro-denominated portion of the Term Loan. Other (income)/expense in 2005 includes a gain of $2.8 million on the mark-to-market of the euro-denominated Term Loan.
Interest expense on long-term debt was $12.0 million and $11.1 million for the six months ended June 30, 2006 and 2005. During the six months ended June 30, 2006 the company unwound approximately $93.0 million of interest rate swaps resulting in a gain of $6.0 million. This gain is included in interest expense on long-term debt at June 30, 2006. Offsetting this gain is the increase in interest from the increased long term debt balances as a result of the December 2005 recapitalization, which replaced a large portion of preferred stock with long-term debt.
The effective tax rate from continuing operations was 57.0% and 4749.5% in 2006 and 2005. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. Due to the redemption of the preferred stock in December 2005, the effective tax rate for June 30, 2006 is significantly lower.
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
Commodity Risks
Rubber polymers and fabrics are key raw material components in most of the Company’s Transfer Media division products. The Company is exposed to changes in the costs of these components. The Company’s Pressroom Chemical division is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Pressroom Chemicals’ products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its gross profit levels. Conversely, when commodity prices decline, the Company generally has had to lower its sales prices to meet competitive pressures. Because the Company has historically been able to raise sales prices to offset significantly higher costs, management believes that a 10% change in the cost of its components could have a short-term impact until sales price increases take effect, but overall would not have a material effect on income or cash flows for a longer term.
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

Day International Group, Inc. (Registrant)
Date:	October 4, 2006	/s/ Thomas J. Koenig Thomas J. Koenig Vice President and Chief Financial Officer (Principal Financial Officer)