Form 10-Q
period 2006-09-30
DAY INTERNATIONAL GROUP INC
filed 2006-11-14
CIK 946991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2006
Commission File No. 333-51839
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
There were 23,823 Common Shares of the Company, $0.01 per share par value, outstanding as of November 1, 2006.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(In thousands)

	2006	2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$34,127	$9,595
Accounts receivable (less allowance for doubtful accounts of $3,000 and $2,927)	48,975	41,468
Inventories (Note B)	46,863	41,119
Other current assets	22,759	22,028

Total current assets	152,724	114,210
Property, plant and equipment, net of accumulated depreciation of $63,822 and $53,948	63,277	56,896
Goodwill	142,925	136,988
Intangible assets, net of accumulated amortization of $32,635 and $29,971	15,275	17,904
Other assets	11,075	8,421
Assets of discontinued operations (Note J)	—	40,238

TOTAL ASSETS	$385,276	$374,657

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$11,598	$6,744
Current maturities of long-term debt	3,827	12,604
Other current liabilities	28,797	19,860

Total current liabilities	44,222	39,208

Long-term and subordinated long-term debt	365,311	386,702
Other long-term liabilities	38,007	36,477
Redeemable preferred stock (Note C)	53,380	48,657
Liabilities of discontinued operations (Note J)	—	14,867

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Accumulated deficit	(54,778)	(81,391)
Accumulated other comprehensive gain/(loss)	7,806	(1,191)

Total stockholders’ equity (deficit)	(115,644)	(151,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$385,276	$374,657

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands)
(Unaudited)

	Three Months		Nine Months
	2006	2005	2006	2005
NET SALES	$86,754	$78,546	$249,246	$231,873

COST OF GOODS SOLD	54,310	49,326	155,908	144,237

GROSS PROFIT	32,444	29,220	93,338	87,636

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	18,354	16,745	53,847	51,207
AMORTIZATION OF INTANGIBLES	8	8	25	22
MANAGEMENT FEES	250	250	750	750

OPERATING PROFIT	13,832	12,217	38,716	35,657

OTHER EXPENSES:
Interest expense:
Long-term debt (including gain on interest rate swap, amortization of deferred financing costs and discount of $462, $456, $(4,599), and $1,319)	8,818	5,452	20,804	16,569
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $33, $47, $97, and $141)	1,631	6,594	4,723	19,540
Other (income) expense	(1,520)	(1,193)	3,093	(1,837)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,903	1,364	10,096	1,385

INCOME TAX EXPENSE	3,343	3,477	6,279	8,482

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,560	(2,113)	3,817	(7,097)

DISCONTINUED OPERATIONS (Note J)
INCOME FROM DISCONTINUED OPERATIONS (Including gain on disposal of $128, $0, $20,887, $0)	128	1,880	23,676	5,171
INCOME TAX EXPENSE	51	751	880	2,045

INCOME FROM DISCONTINUED OPERATIONS	77	1,129	22,796	3,126

NET INCOME (LOSS)	$1,637	$(984)	$26,613	$(3,971)

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands)
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,613	$(3,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,180	11,425
Loss on the sale of Kompac Division	1,321	—
Gain on the sale of Textile Division	(22,208)	—
Gain on unwinding the interest rate swaps	(5,981)	—
Gain on expired stock options	(1,105)	—
Interest expense—redeemable preferred stock dividends	4,723	19,540
Deferred income taxes	4,196	5,267
Equity in earnings of investees	(491)	(59)
Foreign currency loss (gain)	4,892	(2,937)
Gain on disposal of fixed assets	—	(8)
Change in operating assets and liabilities	(721)	(16,451)

Net cash provided by operating activities	20,419	12,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of Kompac Division	816	—
Proceeds from the sale of Textile Division	48,786	—
Cash paid for acquisitions	(5,385)	(379)
Capital expenditures	(8,631)	(5,207)

Net cash provided by (used in) investing activities	35,586	(5,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unwinding interest rate swap	5,981	—
Payments on long-term debt	(35,158)	(8,943)
Net proceeds from revolving credit facility	—	1,575

Net cash used in financing activities	(29,177)	(7,368)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,296)	66

Net increase (decrease) in cash and cash equivalents	24,532	(82)
Cash and cash equivalents at beginning of period	9,595	843

Cash and cash equivalents at end of period	$34,127	$761

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
B. INVENTORIES
Inventories as of September 30, 2006 and December 31, 2005, consist of:

	2006	2005
Finished goods	$22,651	$20,139
Work in process	3,709	3,235
Raw materials	20,503	17,745

	$46,863	$41,119

C. EXCHANGEABLE PREFERRED STOCK
The Company has outstanding $53,380 and $48,657 of 12 1/4% Senior Exchangeable Preferred Stock (“Exchangeable Preferred Stock”) at September 30, 2006 and December 31, 2005, respectively. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. On and before March 15, 2003, the Company paid dividends in additional fully-paid and non-assessable shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After March 15, 2003, dividends were required to be paid in cash and if not paid for four consecutive quarters, then the holders of the Exchangeable Preferred Stock would have the right to elect two members to the Board of Directors until the dividends in arrears were paid. During the fourth quarter of 2004, the Exchangeable Preferred Stockholders elected two members to the Board of Directors. Although the Company paid its accrued, unpaid dividends through December 5, 2005, various restrictions in the New Credit Agreements limit the Company’s ability to pay cash dividends. The Company does not anticipate that the restrictions on payment of cash dividends will change in the near term to allow future dividends to be paid.

On May 10, 2006, the Company amended the Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Special Rights of the 12 1/4% Senior Exchangeable Preferred Stock due 2010 (the “Exchangeable Preferred Stock”) and Qualifications, Limitations and Restrictions Thereof to allow dividends to be paid, at the Company’s option, either in cash or by the issuance of additional fully paid and non-assessable shares of Exchangeable Preferred Stock (including fractional shares). The Company then determined to pay all unpaid dividends in arrears for the periods ending on December 15, 2005 and March 15, 2006 for the Exchangeable Preferred Stock by issuing a dividend of .034132 shares of authorized but unissued Exchangeable Preferred Stock for each share of Exchangeable Preferred Stock issued, outstanding and held of record by such holder as of the close of business on the May 10, 2006 and the date of payment was May 12, 2006. Dividends in arrears are $273 and $414 as of September 30, 2006 and December 31, 2005, respectively and are included in the Exchangeable Preferred Stock balance.
D. INCOME TAXES
The Company’s effective income tax rate for 2006 and 2005 is different from the statutory rates in effect as a result of the inclusion of the dividends on the redeemable preferred stock in income before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income.
In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the Company beginning January 1, 2007. The Company is currently assessing the impact of this recent interpretation on the consolidated financial statements.
E. BUSINESS SEGMENTS
The Company produces precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry. The Image Transfer segment designs, manufactures and markets high-quality printing blankets and sleeves and pressroom chemicals used primarily in the offset, flexographic and digital printing industries. Prior to June 30, 2006, the Textile Products segment manufactured and marketed precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. On May 9, 2006, Day signed a purchase contract to sell 100% of its Textile Products Group to certain affiliates of Saurer, AG. On June 30, 2006 the sale was completed (See Note J). As a result, since June 30, 2006, the Company has been operating only one business segment.

F. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income/(loss) is comprised of net income/(loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income/(loss) for the three months ended September 30, 2006 and 2005 was $1,470 and $(1,156). Total comprehensive income/(loss) for the nine months ended September 30, 2006 and 2005 was $35,610 and $(8,810).
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
H STOCK-BASED COMPENSATION
1998 Stock Option Plan
The 1998 Stock Option Plan provides incentives to officers and other key employees of the Company that serve to align their interests with those of stockholders. Under the 1998 Stock Option Plan, the Board is authorized to award four different types of non-qualified stock options: (i) service options, (ii) performance options, (iii) super performance options and (iv) exit options. Under the 1998 Stock Option Plan, unless otherwise provided by the Board, service options vest and become exercisable in five equal annual installments on each of the first five anniversaries of the date of grant; performance and super performance options vest and become exercisable in annual installments based on the achievement of annual earnings before interest, taxes, depreciation and amortization (EBITDA) targets of the Company; and exit options vest and become exercisable based upon the internal rate of return of GSC Partners realized in connection with the disposition of its investment in the Company. Regardless of the satisfaction of any performance goals, performance options, super performance options and exit options fully vest and become exercisable on the ninth anniversary of the date of grant.
As of September 30, 2006 and December 31, 2005, 7,437 options have been granted (of which 1,257 are exercisable) under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 5,987 expire in 2008 and 1,450 expire in 2012.
2006 Stock Option Plan
In August 2006, the Board approved a new 2006 Stock Option Plan. Under the 2006 Stock Option Plan, unless otherwise provided by the Board, the options vest and become exercisable in four equal annual installments, on each of the first four anniversaries of the date of grant. As of September 30, 2006 1,775 options have been granted under the plan with an exercise price of $2,500. The options, vested and unvested, which have not expired or been exercised previously, will expire in August 2016.

Compensation expense had been recorded under the previous plan and the remaining balance is included in other long term liabilities. The balance in other long term liabilities at September 30, 2006 and December 31, 2005 is $551 and $1,105.
Day Stock Option Plan
In August 2006, the Company granted 2,727.5 Restricted Stock Units (“RSU’s”) to certain employees that previously held options granted under the Day International Group, Inc. Stock Option Plan (the “Day Option Plan”). The RSU’s vest upon a change of control of Day provided that the change of control occurs before the seventh anniversary of the date granted. All outstanding options under the Day Option Plan were terminated and replaced with the Restricted Stock Units .
As a result, compensation expense associated with the Day Option Plan of $1,105 was reversed in the quarter ended September 30, 2006 and is included in other income.
Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors was reflected in net income (loss).
On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as defined in SFAS No. 123(R), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock, and has not restated results of prior periods. Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Under SFAS 123 (R) we elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon adoption of SFAS 123(R), the Company started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses Stock option expense included in other (income) loss for the three and nine month periods ended September 30, 2006 is $184 and $552.
The fair value of each option award at the grant date was estimated with the following weighted average assumptions; Expected life of options — 9.0 years, risk-free interest rate — 6.0%, volatility – 0.0%, expected dividend yield – 0.0%.
Pro forma amounts are included below to illustrate the effect on net income for the three and nine months ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123(R) to our options at that time.

	Three Months	Nine Months
	2005	2005
Net loss–as reported	$(984)	$(3,971)
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(184)	(552)

Pro forma net loss	$(800)	$(3,419)

I. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Service cost	$28	$36	$83	$111
Interest cost	15	15	44	45
Expected return on plan assets	—	—	—	—
Actuarial loss recognized	5	5	17	14

Net periodic pension costs	$48	$56	$144	$170

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Service cost	$346	$330	$1,038	$990
Interest cost	247	253	741	759
Amortization of prior service cost	(209)	(208)	(627)	(625)
Actuarial loss recognized	61	112	183	336

Net periodic postretirement benefit costs	$445	$487	$1,335	$1,460

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

J. DISCONTINUED OPERATIONS
On June 30, 2006, Day completed the previously announced sale of its Textile Products Group to certain affiliates of Saurer, AG for $48.8 million, plus the assumption of certain long term liabilities, resulting in a gain on disposal of $22.3 million (subject to a working capital adjustment). The Textile Products Group is a leading supplier of consumable, precision-engineered rubber cots (rollers), aprons (flexible belts), compressive shrinkage belts and other fabricated rubber products for the yarn spinning and glass-fiber-forming industries with sales of approximately $45 million in 2005. It employs approximately 270 full-time associates in its production facilities located in Münster, Germany and Greenville, SC, USA and its sales offices in Italy, Turkey and Hong Kong. Proceeds from the sale were used to repay long-term debt or invested in growth opportunities within the image transfer business. The following table represents the revenue and pretax income as reported in discontinued operations for the three and nine months ended September 30, 2006 and 2005, and the carrying amounts of the major classes of assets and liabilities of the Textile Division as of December 31, 2005.

	Three Months		Nine Months
	2006	2005	2006	2005
Net sales	$—	$11,548	$25,448	$35,342
Pre-tax income	98	2,042	25,803	5,045
Major classes of assets & liabilities:

December 31, 2005
Cash	$28
Accounts receivable	4,420
Inventories	8,000
Other current assets	80
Property, plant and equipment	9,948
Intangible assets (net of amortization)	8,487
Other long term assets	5,050

TOTAL ASSETS	$36,013

Accounts payable	$1,080
Other current liabilities	3,290
Other long term liabilities	8,407

TOTAL LIABILITIES	$12,777

On May 31, 2006, the Company completed the sale of the Kompac Division to its management team, for $1.5 million resulting in a loss on the sale of $1.4 million (subject to a working capital adjustment). Cash received was $0.6 million and the Company issued notes receivable of $1.1 million. Subsequent to June 30, 2006 payments of $0.3 million have been made on the notes. The Kompac Division manufactures and globally distributes automatic dampening systems and related products. As part of the sale agreement, the Company has agreed to provide certain transitional support to the Kompac Division in order to ensure a smooth change in ownership. The following table represents the revenue and pretax income (loss) as reported in discontinued operations for the three and nine months ended September 30, 2006 and 2005, and the carrying amounts of the major classes of assets and liabilities of the Kompac Division as of December 31, 2005.

	Three Months		Nine Months
	2006	2005	2006	2005
Net sales	$—	$1,760	$3,072	$5,947
Pre-tax income (loss)	30	(162)	(2,127)	126
Major classes of assets & liabilities:

December 31, 2005
Cash	$(181)
Accounts receivable	1,035
Inventories	2,031
Other current assets	25
Property, plant and equipment	1,237
Intangible assets (net of amortization)	—
Other long term assets	78

TOTAL ASSETS	$4,225

Accounts payable	$246
Other current liabilities	1,844
Other long term liabilities	—

TOTAL LIABILITIES	$2,090

K. ACQUISITIONS
On August 31, 2006 the Company purchased certain assets of Sun Chemical’s blankets division (inventory and equipment). The purchase price was $5.9 million cash ($0.9 million paid subsequent to September 30, 2006), plus expenses, resulting in goodwill of approximately $4.5 million. The inventory, equipment and goodwill are included in the Condensed Consolidated Balance Sheet as of September 30, 2006.

L. SUBSEQUENT EVENT
On October 11, 2006 the Company completed its acquisition of the stock of Duco Holdings Limited (“Duco International”). The purchase price was £17.1 million in cash, approximately $32.0 million, plus expenses and is subject to certain adjustments for changes in working capital.
Duco International, headquartered in the UK, is a printing blanket manufacturer with facilities in Slough and Swindon, England. Duco International’s global distribution covers five continents with its most significant presence in Europe, Asia Pacific and India.
M. RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of SFAS No. 87, 88, 106 and 132(R).” This statement requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a plan in the year in which the changes occur. These requirements are effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effects that SFAS No. 158 will have on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects that SFAS No. 157 will have on its financial statements.
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
Basis of Presentation
The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

		Three Months				Nine Months
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Net sales	86.7	100.0	78.5	100.0	249.2	100.0	231.9	100.0
Costs of goods sold	54.3	62.6	49.3	62.8	155.9	62.6	144.2	62.2

Gross profit	32.4	37.4	29.2	37.2	93.3	37.4	87.7	37.8
Selling, general and administrative expense	18.4	21.2	16.7	21.3	53.9	21.6	51.3	22.1
Management fees	0.3	0.3	0.3	0.4	0.7	0.3	0.7	0.3

Operating profit	13.7	15.9	12.2	15.5	38.7	15.5	35.7	15.4

Comparison of Results of Operations
Three Months Ended September 30, 2006, Compared with Three Months Ended September 30, 2005
Net sales increased $8.2 million, or 10.4%, to $86.7 million primarily due to increased sales volume, the impact of price increases in selected product lines, and favorable changes in foreign currency rates. Foreign currency rate changes used to translate international sales into U.S. dollars contributed $2.2 million to sales.
Gross profit increased $3.2 million, or 11.0% to $32.4 million. Foreign currency rate changes contributed $0.5 million to gross profit. As a percentage of net sales, gross profit increased slightly to 37.4% for the three months ended September 30, 2006, compared with 37.2% for the three months ended September 30, 2005. The Company has generally been able to increase selling prices to offset a significant portion of its raw material price increases, thereby maintaining gross profit levels.
Selling, general and administrative expense (“SG&A”) increased $1.6 million, or 9.6%, to $18.4 million. As a percentage of net sales, SG&A decreased slightly to 21.2% from 21.3%. Included in SG&A in both quarters is $0.25 million for consulting fees paid to three former Network Distribution International (“NDI”) shareholders (which expire in 2006).
Operating profit increased $1.6 million, or 13.2%, to $13.8 million. As a percentage of net sales, operating profit increased to 15.9% for the three months ended September 30, 2006, versus 15.5% for the comparable period in 2005.
Other (income)/expense was $(1.5) million and ($1.2) million for the three months ended September 30, 2006 and 2005. The other (income)/expense primarily consist of foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense includes losses of $0.6 million, in 2006, and gains of $1.0 million, in 2005, on the mark-to-market of the euro-denominated portion of the Term Loan. Also included in other income is $1.1 million gain on expired stock options.
Interest expense on long-term debt was $8.8 million and $5.5 million for the three months ended September 30, 2006 and 2005. The increase in interest from prior year is due to the increased long term debt balances as a result of the December 2005 recapitalization, which replaced a large portion of preferred stock with long-term debt.
The effective tax rate on continuing operations was 68.2% and 254.9% in 2006 and 2005. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. Due to the redemption of the preferred stock in December 2005, the effective tax rate for September 30, 2006 is significantly lower.
Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005
Net sales increased $17.4 million, or 7.5%, to $249.2 million, primarily as a result of higher sales volume in Europe and the United States, and the impact of price increases in selected product lines, and favorable changes in foreign currency rates. Favorable changes in foreign currency rates used to translate international sales into U.S. dollars positively affected sales by $2.6 million.
Gross profit increased $5.7 million, or 6.5%, to $93.3 million. Foreign currency rate changes increased gross profit by $1.0 million. As a percentage of net sales, gross profit decreased to 37.4% for the nine months ended September 30, 2006, compared with 37.8% for the nine months ended September 30, 2005, primarily due to increases in petrochemical raw material prices. The Company has generally been able to increase selling prices to offset a significant portion of its raw material price increases, thereby maintaining gross profit levels, however, gross profit as a percentage of sales decreases slightly.

Selling, general and administrative expense (“SG&A”) increased $2.6 million, or 5.2%, to $53.8 million. As a percentage of net sales, SG&A decreased slightly to 21.6% in 2006 compared to 22.1% in 2005. Changes in foreign currency rates increased SG&A costs by $0.2 million in the first nine months of 2006 compared with the first nine months of 2005. Included in SG&A in both periods is $0.7 million for consulting fees paid to three NDI former shareholders (which expire in 2006).
Operating profit increased $3.1 million, or 8.6%, to $38.7 million. As a percentage of net sales, operating profit increased slightly to 15.5% for the nine months ended September 30, 2006, from 15.4% at September 30, 2005.
Other (income)/expense was $3.1 million and ($1.8) million for the nine months ended September 30, 2006 and 2005. The other (income)/expense primarily consists of foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense in 2006 includes a loss of $5.0 million on the mark-to-market of the euro-denominated portion of the Term Loan. Other (income)/expense in 2005 includes a gain of $3.0 million on the mark-to-market of the euro-denominated Term Loan.
Interest expense on long-term debt was $20.8 million and $16.6 million for the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 the company unwound approximately $93.0 million of interest rate swaps resulting in a gain of $6.0 million. During the second quarter of 2006, the Company made a determination that the forecasted transaction for which the Company entered into interest rate swaps were probable of not occurring. As a result, the Company recognized into earnings the amount recorded in accumulated other comprehensive income. This gain is included in interest expense on long-term debt. Offsetting this gain is the increase in interest from the increased long term debt balances as a result of the December 2005 recapitalization, which replaced a large portion of preferred stock with long-term debt.
The effective tax rate from continuing operations was 62.2% and 612.4% in 2006 and 2005. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. Due to the redemption of the preferred stock in December 2005, the effective tax rate for September 30, 2006 is significantly lower.
During the nine months ended September 30, 2006 the Company completed sales of the Kompac and Textile Divisions. The results of the sale are classified in discontinued operations in the statement of operations and the condensed balance sheets. See Note J for financial information regarding the sale.
Liquidity and Capital Resources
The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.
Capital expenditures were $8.6 million and $5.2 million for the nine months ended September 30, 2006 and 2005.

As of September 30, 2006, there was no amount outstanding under the Revolving Credit Facility and the Company had $20.9 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at September 30, 2006 is $369.1 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $53.4 million. The Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.
The Company’s debt agreements contain certain financial covenants regarding a consolidated leverage ratio, a consolidated senior debt ratio, a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio, and a limitation on capital expenditures. As of September 30, 2006, the Company remained in compliance with all debt covenants and none of the covenants were materially restrictive.
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
Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $7.8 million at September 30, 2006 and $13.9 million at December 31, 2005. These contracts generally expire within three to twelve months. At September 30, 2006 and December 31, 2005, the Company had outstanding €53.9 million and €59.5 million of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared with the U.S. dollar. Foreign currency transaction (gains)/losses included in other (income)/expense were $4.9 million expense and ($1.6) million income for the nine months ended September 30, 2006 and 2005.
Interest Rate Risks
The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2005, the Company entered into $240 million and €45 million interest rate swaps to swap a portion of the Company’s variable rate debt to fixed rates. The swaps expire in December 2013 and 2012. During the three months ended June 30, 2006 the Company unwound approximately $93.0 million of the swaps resulting in a gain of $6.0 million. This gain is included in interest expense on long-term debt at September 30, 2006. The fair value of the interest rate swap was a receivable of $0.5 million at September 30, 2006 and a payable of $1.7 million at December 31, 2005. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurance that interest rates will not materially change.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Management has completed its review of the Company’s financial reports and, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that as of September 30, 2006 the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 5. OTHER INFORMATION
In August 2006, the Board approved a new 2006 Stock Option Plan. Under the 2006 Stock Option Plan, unless otherwise provided by the Board, the options vest and become exercisable in four equal annual installments, on each of the first four anniversaries of the date of grant. As of September 30, 2006, 1,775 options have been granted under the plan with an exercise price of $2,500. The options, vested and unvested, which have not expired or been exercised previously, will expire in August 2016. Options granted to executives and directors are as follows:

Dennis R. Wolters	280
David B. Freimuth	185
Dermot Healy	120
Thomas J. Koenig	185
Steven Noe	215
William C. Ferguson	75
Duncan P. Varty	25
In August 2006, the Company granted 2,727.5 Restricted Stock Units (“RSU’s”) to certain employees that previously held options granted under the Day International Group, Inc. Stock Option Plan (the “Day Option Plan”). The RSU’s vest upon a change of control of Day provided that the change of control occurs before the seventh anniversary of the date granted. All outstanding options under the Day Option Plan were terminated and replaced with the Restricted Stock Units. RSU’s granted to executives and directors are as follows:

Dennis R. Wolters	1,200
David B. Freimuth	310
Dermot Healy	200
Dwaine R. Brooks	112.5

PART II OTHER INFORMATION
ITEM 6. EXHIBITS
(10)	Material Contracts
10.1	2006 Stock Option Plan

10.1	Restricted Stock Unit Plan
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification
(32)	Section 1350 Certifications
32.1	Chief Executive Officer Certification

32.2	Chief Financial Officer Certification
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Day International Group, Inc.
(Registrant)

Date: November 13, 2006	/s/ Thomas J. Koenig

Thomas J. Koenig
Vice President and
Chief Financial Officer
(Principal Financial Officer)