Form 10-K
period 2006-12-31
DAY INTERNATIONAL GROUP INC
filed 2007-04-02
CIK 946991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Year ended December 31, 2006
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

At the close of business on March 1, 2007:
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
Except as otherwise stated, the information contained in this report is given as of December 31, 2006, the end of the Company’s latest fiscal year.
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

PART I
ITEM 1. BUSINESS
Company Background
The Company is one of the world’s leading producers of precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry. The Company consists of the Transfer Media division, the Chemical Products division and the Flexographic Products division. The Transfer Media division is the world’s largest designer, manufacturer and marketer of high-quality printing blankets and sleeves for use in offset printing and a leading designer and manufacturer of consumable sleeves for digital press applications. The Company estimates that in 2006 it had the number one market share in offset-printing blankets and sleeves in North America and worldwide. The Chemical Products division is a leading worldwide supplier of pressroom chemicals to the printing industry. The Flexographic Products division is one of the world’s largest manufacturers and marketers of sleeves for use in flexographic printing.
As a result of the acquisition of Network Distribution International (“NDI”) on November 24, 2003, the Company is the largest converter of offset blankets in the United States and is a leading distributor of a broad range of pressroom chemicals and various ancillary products used in the pressroom. On October 12, 2006, the Company completed its acquisition of the stock of Duco Holdings Limited (“Duco International”). Duco International, headquartered in the UK, is a printing blanket manufacturer with facilities in Slough and Swindon, England. The Company’s global distribution covers five continents with its most significant presence outside North America in Europe, Asia Pacific and India.
Prior to June 30, 2006, the Company operated a Textile Products segment that manufactured and marketed precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. On June 30, 2006, Day sold 100% of its Textile Products Group to certain affiliates of Saurer, AG.
Affiliates of GSC Group and Cowen Investments I, LLC own substantially all of the common stock of the Company, with the Company’s management holding the balance of the common stock.
See the Notes to the Consolidated Financial Statements for more information on business segments and geographic areas.
Company Description
The Company specializes in selling consumable products to the graphic arts (printing) industry, primarily those used in offset printing. Offset is the primary printing process for long-run, high-speed applications, such as the printing of magazines, annual reports, catalogs, direct mail and newspapers. Flexographic and digital printing processes are currently used primarily in short-run, lower speed applications, such as for printing brochures and packaging material. The Company believes that applications for image transfer products within flexographic and digital printing processes will increase significantly and that advances in digital technologies will complement offset printing processes and will provide additional opportunities for consumable products. The Company manufactures certain consumables for the digital printing market and, in conjunction with the original equipment manufacturers (“OEMs”), continues to develop additional products such as blankets, sleeves and belts for new printing machine technologies. Due to the large number of offset printing presses installed and the relative cost-effectiveness of the offset printing process, management expects that the offset process will continue to be the method of choice for long high-quality low-cost runs. Products designed for use in offset printing generate the majority of the sales of Image Transfer.
Transfer Media
Offset printing blankets are highly engineered products manufactured to narrow tolerances and precise specifications. They are composed of multiple layers of fabric, rubber and adhesives that determine performance features of the printing press and overall quality of the printing job. Offset printing sleeves are highly engineered “tubular” blankets that operate at speeds 20% to 30% faster than those of standard presses. Blankets and sleeves accept ink from cylindrical printing plates and transfer it to a broad range of paper stocks and other substrates. Blankets and sleeves are a major determinant of the quality of the image resolution and consistency of the printed material, as they are required to perform consistently over a broad range of press speeds and printing pressures with a wide variety of papers, inks and other chemicals. Blankets and sleeves are consumable and are replaced at regular intervals depending on the process used and printing requirements. Due to the importance of blankets and sleeves in determining the overall quality of the printing job, and because their cost typically represents less than 1% of the cost of the printed page, price is only one of the factors in the end-user’s purchase decision.
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
Products
The Company manufactures a full line of high-quality, name brand printing blankets and sleeves to both web-fed (continuous roll) and sheet-fed (individual sheet) offset printers under the “Day,” “David M,” “Duco”, and “IPT” brands. In addition, through NDI, it offers certain name-brand blankets produced by competitors. The Company’s printing blankets and sleeves are used to print magazines, advertising material, business forms, packaging, newspapers and other printed material. As a result of the superior quality, reliability and value of the Company’s printing blankets and sleeves and its customer service, the Company is able to command premium prices for its products.
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
The Company produces consumable products for digital printing presses. Sales of these products are expected to grow as digital printing presses that utilize these products are sold. The Company is evaluating the production of other prototypes for new short-run color printing processes in conjunction with leading OEMs.
Transfer Media also manufactures and sells two lines of specialty products consisting of (i) pre-inked porous rolls for use in business machines, automated bank teller machines, ticket machines and credit card imprinters and (ii) cast urethane mats used by the box board corrugating industry as a backing material in cutting operations. The Company also sells printing accessories such as cylinder packing papers and aluminum bars for mounting blankets onto press cylinders. In addition, the Company sells custom rubber compounds for wire coating in Europe.
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
Silicones are used in heatset web offset printing to provide slip to the sheet as it passes over the former board. Chemical Products offers an extensive line of conventional silicones, as well as new technology silicones. The company also sells pre-press chemistry, defoamers and graffiti cleaners in Europe.

Flexographic Products manufactures a wide array of sleeves used in the flexographic printing process under the Rotec name. Rotec gained industry prominence in 1993 with the introduction of the compressible sleeve, a product innovation enabling flexographic printers to achieve higher levels of print quality. The base technology for the flexographic sleeve has the potential for use in other printing segments as well (e.g., gravure and offset), which may expand the market segments for sleeve technology. The Company has entered into an exclusive agreement with E. I. du Pont de Nemours and Company to develop and manufacture an “in-the-round” sleeve under the Cyrel® brand name for flexographic presses. The Company manufactures sleeves with a seamless photopolymer plate using DuPont’s proprietary Cyrel photopolymer technology.
Sales and Distribution
The Company has adopted an integrated approach to product development, marketing, sales and distribution. The Company’s sales professionals, located throughout the world, develop and cultivate strong customer relationships and possess superior technical expertise. In certain regions, independent sales representatives and distributors complement the Company’s sales force.
The Company’s sales force calls directly on end-users and promotes the quality and technical features of the Company’s products to pressroom foremen, purchasing agents, plant managers and press operators. Depending on the market and product, the end-users can then order directly from the Company or through authorized converters or dealers. Image Transfer distributes a majority of its products through its own converting operation (NDI) as well as through a large network of independent converters, who buy and cut printing blanket rolls to customized orders and dealers and sub-dealers who buy finished products, store inventory and hold receivables. Converters are value-added dealers who typically purchase rolls of uncut printing blankets from the Company and then cut, finish and package the blankets for sale to dealers or end-users. The Company believes that it has one of the most effective networks of converters and dealers in the industry. While the Company distributes a substantial portion of its products directly to end-users, the sales force supports and works closely with independent converters and dealers through joint calling efforts on end-users and training programs. In addition, sales and technical associates work directly with large end-users to identify the printing blankets and sleeves that best suit a printer’s particular needs and to formulate solutions to complex printing problems. NDI distributes products manufactured by the Company, as well as other blanket manufacturers.
Raw Materials
Rubber polymers are a key component in most of the products of Transfer Media. The Chemical Products division purchases approximately 200 different raw materials from a variety of key national suppliers, and holds supply agreements with many of them. However, no single supplier accounts for more than 10% of total raw material costs. The largest raw material component for Chemical Products is petroleum distillates, such as aliphatics and aromatics. Raw material purchases accounted for approximately 50% of cost of goods sold for the Company’s products during 2006, 2005 and 2004. Various fabrics and rubber represented approximately 30% of all raw materials purchased in each of 2006, 2005 and 2004. The Company has developed contingency plans to address supply line disruptions, including identifying alternative sources and maintaining a safety stock of critical raw materials.
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
In addition to its extensive patent and trademark portfolio, the Company has a variety of working agreements with key partners. These agreements and other efforts with original equipment manufacturers may stimulate proprietary processes and additional patent applications. In 2004, Heidelberger Druckmaschinen AG sold their web offset press business to Goss International Corporation and their 50%-ownership in Nexpress Solutions LLC to Eastman Kodak Co. The Company has long-standing relationships with both of these companies and expects these relationships to continue.
Competition
The Company competes with a number of manufacturers in the graphics arts industry, with the main competitive factors being quality, performance, service and price. The Company competes with a number of manufacturers of offset printing blankets, including Reeves International, Incorporated (“Reeves”) acquired by Trellburg in 2006, Polyfibron Technologies, Inc. (“Polyfibron”), a subsidiary of MacDermid, and Kinyosha Printing Company, Ltd. Chemical Products competes with a number of manufacturers of pressroom chemicals, of which the principal competitors are Anchor Chemical Company, Rycoline, Inc. (acquired by Sun Chemical Corporation in 2004) and Printers’ Service (PRISCO). In the United States, NDI competes with several distributors, many of which are customers of the Company. Rotec’s principal competitors are Rossini S.p.A., Polywest Kunststofftechnik, and Axcyl Inc., a subsidiary of Polyfibron.
Some of the Company’s competitors may have greater financial and other resources than the Company and may consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.
International Operations
The Company’s principal international manufacturing facilities are located in Dundee, Scotland, Slough and Swindon, England (Transfer Media), Ahaus, Germany (Flexographic Products), Manchester, England (Chemical Products). In addition, the Company maintains facilities in Australia, Brazil, Czech Republic, China/Hong Kong, France, Germany, Italy, Malaysia, Mexico and Russia. The Company manufactures and markets its products worldwide through several international subsidiaries and independent agents.
Approximately 58% of the Company’s 2006 sales were derived from products sold to customers outside the United States, compared to 55% in 2005 and 52% in 2004. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and the Company may be exposed to gains or losses based upon such fluctuations. The Company periodically enters into forward foreign exchange contracts to protect it against a portion of foreign exchange movements.
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
On July 11, 2002, the United States Environmental Protection Agency issued the proposed Maximum Achievable Control Technology (“MACT”) standard for the Printing source category. This MACT standard is applicable to sources located at the Company’s U.S. operations. The MACT requirements were placed into effect on March 15, 2003. The primary effect of this rule was to require implementation of additional air emission monitoring systems at the Company’s U.S. facilities. These rules required certain modifications to the plant facilities that totaled approximately $3.5 million for U.S. operations.
Associates
The Company currently employs approximately 1,372 full-time associates worldwide, of which approximately 694 are employed in the United States and Canada. The Company’s associates in Dundee, Scotland are represented by a labor union. In January 2007, the labor union in Dundee entered into a new three-year collective bargaining agreement with the Company, expiring on December 31, 2009. None of the Company’s U.S. associates are covered by a collective bargaining agreement. To encourage productivity improvements, a portion of each associate’s total compensation is tied to a performance bonus. The Company considers its employee relations to be good.

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
We are highly leveraged. At December 31, 2006, our aggregate indebtedness is approximately $360 million, and the aggregate liquidation preference of our Exchangeable Preferred Stock is $55 million. In comparison our outstanding indebtedness as of December 31, 2005 was $399 million, with $49 million outstanding under the Exchangeable Preferred Stock.
The level of our indebtedness could have important consequences to holders of the Company’s securities. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on the debt, limiting available cash for other purposes, such as funding working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;

•	limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions;

•	increase the amount of our interest expense, because certain of our borrowings are at variable rates of interest, which, if interest rates increase, would result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
We have outstanding $55 million liquidation preference of 12 1/4% Senior Exchangeable Preferred Stock at December 31, 2006. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. Although unpaid dividends through December 5, 2005 were paid, various restrictions in the New Credit Agreements limit our ability to pay cash dividends in the future. We do not anticipate that the restrictions on payment of cash dividends will change in the near term to allow future cash dividends to be paid.
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
We manufacture and market our products worldwide. Our substantial worldwide operations are subject to risks inherent in international operations, including the following:
•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country-specific or global level from terrorist activities and the response to such activities;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur, including with respect to export duties and quotas;

•	compliance with a variety of foreign laws and regulations may be difficult;

•	overlap of different tax structures may subject us to additional taxes; and

•	significant increases in the value of the US dollar relative to foreign currencies could have an adverse effect on our ability to meet interest and principal obligations on US dollar-denominated debt.
We believe that the political and economic stability of the countries in which our largest international operations are located, the stand-alone nature of the operations, our limited net asset exposure, our forward foreign exchange contract practices and pricing flexibility help to mitigate risks related to our international operations. We also have approximately $68 million of our outstanding indebtedness denominated in Euros at December 31, 2006. We cannot be sure that any of the foregoing factors will not have a material adverse effect on our business, financial condition and results of operations.

We are exposed to fluctuations in foreign exchange rates, which may adversely affect our operating results and net income.
Approximately 58% of our 2006 sales were derived from products sold outside the United States. The U.S. dollar value of these revenues varies with currency exchange rate fluctuations, and we may be exposed to gains or losses based upon these fluctuations.
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
We utilize a mix of debt maturities along with both fixed- and variable-rate debt to manage our exposure to changes in interest rates and to minimize interest expense. During 2005, we entered into an interest rate swap to swap a portion of our variable rate debt to fixed rates. During 2006 the Company unwound approximately $93 million of the swaps resulting in a cash gain of $5.9 million. In March 2007, The Company unwound the remaining swap and replaced it with an interest rate cap resulting in a cash gain of $0.6 million. We do not expect changes in interest rates to have a material effect on income or cash flows in 2007, although there can be no assurance that interest rates will not materially change.
Commodity Risks: Increases in costs or reductions in supplies of specialty and commodity products used in our manufacturing process could materially and adversely affect our operating results.
Rubber polymers and fabrics are key components in most of the products manufactured by the Company. We are exposed to changes in the costs of these components. Chemicals Products is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Chemical Products’ products is petroleum distillates. The availability and prices of raw materials may be subject to curtailment or change due to, among other things:
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
We encounter competition from varied competitors in all areas of our business, and our competitors may target our key markets. We compete primarily on the basis of quality, technology, performance, price, reliability, brand, reputation, distribution, range of products and services, and service and support levels. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our operations, financial results and prospects could be harmed. Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than our competitors. Some of our competitors may have greater financial and other resources and consequently have more operating flexibility and a greater ability to expand production capacity and increase research and development expenditures.
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
It is generally expected that the demand for flexographic and digital printing processes will grow rapidly and that they will be used for an increasing amount of printing jobs. If these other technologies develop so that they compete effectively with offset printing in the high-speed, long-run segment of the printing industry, and such technologies are widely adopted, the business of Image Transfer could be adversely affected.
Currently, nearly all of the Company’s sales are generated by product designed for use on offset, flexographic and digital presses. Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have an adverse effect on our business, financial condition or results of operations.
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
Our management, including our chief executive officer and chief financial officer, does not believe that our disclosure controls and internal controls and procedures can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
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
Our worldwide operations could be subject to natural disasters, fires, inclement weather, earthquakes, tsunamis, floods, typhoons, other extreme weather conditions, medical epidemics and other natural or manmade disasters, for which we may not be insured or fully insured.
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
Our sales and operating profit depend significantly on general economic conditions and the demand for our products and services in the markets in which we compete. Economic weakness and constrained spending, as well as diminishing markets in many of our customers’ industries, may result in the future in decreased sales, gross margin, earnings or growth rates and problems with our ability to collect customer receivables. In addition, customer financial difficulties could result in increases in bad debt write-offs and additions to reserves in our receivables portfolio. Economic downturns could result in restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in spending could have a material adverse effect on demand for our products and services, and consequently our results of operations.
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

	Size	Owned/
Location	(Sq. Ft.)	Leased
Manufacturing:
Addison, Illinois	38,600	Owned
Batavia, Illinois	110,000	Leased
Asheville, North Carolina	240,600	Owned
Houston, Texas	64,000	Owned
Three Rivers, Michigan	58,000	Owned
West Chester, Ohio (sold 12/31/06)	14,500	Closed 2/25/06
Ahaus, Germany	36,200	Owned
Chrastava, Czech Republic	9,300	Owned
Dundee, Scotland	184,300	Owned
Foshan, China	19,000	Leased
Kuala Lumpur, Malaysia	8,300	Leased
Manchester, England	66,000	Owned
Melbourne, Australia	28,700	Owned
Parana, Brazil	10,800	Leased
Slough, England	55,000	Leased
Swindon, England	19,000	Leased
Warehouse/Converting:
Cleveland, Ohio	37,800	Leased
Covington, Georgia	8,100	Leased
Eagan, Minnesota	10,500	Leased
Hanover, Massachusetts	20,000	Leased
Little Elm, Texas	16,200	Leased
City of Industry, California	25,900	Leased
Nashville, Tennessee	5,000	Leased
Rockland, Massachusetts	26,700	Leased
Rochdale, England	5,800	Leased
Lerma, Mexico	15,900	Owned
Moscow, Russia	1,000	Leased
Paris, France	23,400	Leased
Reutlingen, Germany	19,400	Leased
Swindon, England	13,000	Leased
Sales Office:
Dayton, Ohio*	13,800	Leased
Albavilla, Italy	400	Leased
Hong Kong, China	8,000	Leased
Tokyo, Japan	600	Leased

*	Includes Corporate Office

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of March 1, 2007, there were 21 holders of record of shares of Common Stock. Sale or transfer of the Common Stock is subject to the terms of a Stockholders Agreement that all stockholders have signed. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock. The New Credit Agreements limit the Company’s ability to make dividends, distributions and other restricted payments on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth summary financial data of the Company for each of the five fiscal years in the period ended December 31, 2006.

	2006	2005	2004	2003
	(a)(c)	(a)	(a)	(a) (b)	2002
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$348,134	$310,242	$305,447	$231,611	$211,015
Gross profit	131,509	116,984	112,759	87,389	80,179
Operating profit	55,976	47,222	43,546	35,344	32,349
Income (loss) from continuing operations before cumulative effect of change in accounting principle	2,092	(9,884)	(15,662)	(12,097)	2,192
Cumulative effect of change in accounting principle					616
Net income of discontinued operations	21,534	3,694	5,639	5,724	6,990
Net income (loss)	23,626	(6,190)	(10,021)	(6,373)	9,798
Net income (loss) available to common shareholders	23,626	(6,190)	(10,021)	(16,041)	(7,493)
Other Financial Data:
Capital expenditures	$10,921	$7,478	$10,433	$6,874	$8,264
Depreciation	10,708	10,782	10,501	9,309	8,197
Amortization	1,876	4,124	4,984	6,303	6,332
Balance Sheet Data (at end of period):
Fixed assets, net of accumulated depreciation	$72,843	$57,999	$61,674	$61,556	$60,228
Total assets	407,307	385,562	329,977	323,930	281,331
Long-term and subordinated long-term debt (including current maturities)	360,437	399,307	252,390	279,820	252,145
Redeemable preferred stock	55,342	48,657	169,805	146,649	126,646
Stockholders’ equity (deficit)	(113,635)	(151,254)	(136,018)	(127,724)	(119,450)

(a)	Effective July 1, 2003, the Company adopted SFAS No. 150 and recorded dividends on the redeemable preferred stock as interest expense subsequent to adoption. Preferred stock dividends included in interest expense were $6,685 in 2006, $24,813 in 2005, $23,156 in 2004 and $10,336 for the period from July 1, 2003 through December 31, 2003.

(b)	The Company acquired NDI as of November 24, 2003. The statement of operations data includes the results of this acquisition from the date of acquisition.

(c)	The Company acquired Duco International as of October 12, 2006. The statement of operations data includes the results of this acquisition from the date of acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following should be read in conjunction with “Selected Financial Data” and “Financial Statements and Supplementary Data” and notes thereto included elsewhere in this report.
     On October 12, 2006, Duco International was acquired. Its results of operations are included in the Company’s consolidated results of operations for the period subsequent to the acquisition. Accordingly, the results of operations for historical as well as future periods may not be comparable to prior periods.

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
			(Dollars in millions)
Net sales	$348.1	100.0%	$310.2	100.0%	$305.4	100.0%
Cost of goods sold	216.6	62.2	193.2	62.3	192.6	63.1

Gross profit	131.5	37.8	117.0	37.7	112.8	36.9
SG&A	74.5	21.4	68.7	22.1	68.2	22.3
Management fees and expenses	1.0	0.3	1.0	0.3	1.0	0.3

Operating profit	$56.0	16.1%	$47.3	15.3%	$43.6	14.3%

Comparison of Results of Operations
Year Ended December 31, 2006, compared to Year Ended December 31, 2005
Net sales increased $37.9 million (12.2%) to $348.1 million, primarily as a result of increased sales volume in Europe of $11.4 million, the effect of price increases in selected product lines, and the acquisition of Duco International, which added $7.4 million to sales. European and U.S. sales volumes also increased from growth of chemical products and transfer media products in Germany and flexographic products. Foreign currency rate changes used to translate international sales into U.S. dollars contributed $2.1 million to the increase in sales.
Gross profit increased $14.5 million (12.4%) to $131.5 million, primarily as a result of the increase in sales. The Duco acquisition added $2.8 million to gross profit. As a percentage of net sales, gross profit increased to 37.8% for 2006, compared to 37.7% for 2005.
Selling, general and administrative expense (“SG&A”) increased $5.8 million (8.4%) to $74.5 million, primarily as a result of the Duco acquisition and the increase in sales. As a percentage of net sales, SG&A decreased slightly to 21.4% from 22.1%. Included in SG&A is $1.0 million for consulting fees paid to three NDI former shareholders (the consulting agreement expired in 2006).
Operating profit increased $8.7 million (18.4%) to $56.0 million. As a percentage of net sales, operating profit increased to 16.1% for 2006, from 15.3% for 2005.
Other (income) expense was $7.2 million and $(0.5) million for 2006 and 2005. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries conducting business in other than their functional currencies as well as a result of intercompany financing arrangements. Other (income)/expense includes losses of $7.0 million, in 2006, and gains of $3.1 million, in 2005, on the mark-to-market of the euro-denominated portion of the Term Loan. Also, included in other income is a $1.1 million gain on expired stock options.
Interest expense on long-term debt was $29.6 million and $31.2 million for 2006 and 2005. During the nine months ended September 30, 2006 the company unwound approximately $93.0 million of interest rate swaps resulting in a gain of $6.0 million. During the second quarter of 2006, the Company made a determination that the forecasted transaction for which the Company entered into interest rate swaps were probable of not occurring. As a result, the Company recognized into earnings the amount recorded in accumulated other comprehensive income. This gain is included in interest expense on long-term debt. Offsetting this gain is the increase in interest from the increased long term debt balances as a result of the December 2005 recapitalization, which replaced a large portion of preferred stock with long-term debt.
The effective tax rate on continuing operations was 82.5% and 11,593.02% in 2006 and 2005. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. Due to the redemption of the preferred stock in December 2005, the effective tax rate for December 31, 2006 is significantly lower.
During 2006 the Company completed sales of the Kompac and Textile Divisions. The results of the sale are classified in discontinued operations in the statement of operations and the condensed balance sheets. See Note R for financial information regarding the sale.
Year Ended December 31, 2005, compared to Year Ended December 31, 2004
Net sales increased $4.8 million (1.6%) to $310.2 million, primarily as a result of increased sales volume, and the effect of price increases in selected product lines.
Gross profit increased $4.2 million (3.6%) to $117.0 million. As a percentage of net sales, gross profit increased to 37.7% for 2005, compared to 36.9% for 2004. The improvement in gross profit as a percentage of sales is a result of improved manufacturing performances.
Selling, general and administrative expense (“SG&A”) increased $0.6 million (0.8%) to $68.7 million. As a percentage of net sales, SG&A decreased slightly to 22.1% from 22.3%. Included in SG&A is $1.0 million for consulting fees paid to three NDI former shareholders (the consulting agreement expired in 2006), and $0.7 million for the loss for the settlement of the U.K. pension plan that was suspended during 2004.
Operating profit increased $3.7 million (8.4%) to $47.2 million. As a percentage of net sales, operating profit increased to 15.3% for 2005, from 14.3% for 2004.
Other (income) expense was $(8.4) million and $(0.5) million for 2005 and 2004. The other (income) expense is primarily due to foreign currency transaction (gains) losses incurred in the normal course of international subsidiaries conducting business in other than their functional currencies as well as a result of intercompany financing arrangements. Other (income) expense includes a gain of $3.1 million in 2005 on the mark-to-market of the Euro Term Loan.

The effective tax rate on continuing operations was 11,593.02% and (1,370.8%) in 2005 and 2004. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense.
In 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted. The Jobs Act provides a deduction with respect to U.S. manufacturing activities, allows for tax-favored repatriation of offshore earnings and makes numerous changes to various tax rules. The Company’s ability to take advantage of certain provisions of the Jobs Act is limited because of the U.S. net operating loss carryforward position of the Company and because of various restrictions in the Company’s debt agreements. For these reasons, the Company does not believe that the Jobs Act will have a material effect on the Company’s tax expense or cash flows.
Risks Associated with International Operations
Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $11.4 million and $14.2 million at December 31, 2006 and 2005. These contracts generally have terms of three to twelve months. At December 31, 2006 and 2005, the Company had outstanding €51.3 million ($67.7 million) and €59.6 million ($70.4 million) of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared to the U.S. dollar. Foreign currency gains (losses), included in other (expense) income, were $(8.4) million in 2006, $2.4 million in 2005 and $0.1 million in 2004. Based on the Company’s overall foreign currency exchange rate exposure at December 31, 2006, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of approximately $4.0 million. If the forward contracts and the euro-denominated term loan were aggregated with the Company’s other exposures, a 10% adverse change in foreign currency exchange rates would result in a hypothetical estimated loss in earnings of $0.8 million.
Interest Rate Exposure
The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2005, the Company entered into $240 million and €45 million interest rate swaps to swap a portion of the Company’s variable rate debt to fixed rates. The swaps expire in December 2013 and 2012, respectively. During 2006 the Company unwound approximately $93 million of the swaps resulting in a cash gain of $6.0 million. In March 2007, The Company unwound the remaining swap and replaced it with an interest rate cap resulting in a cash gain of $0.6 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2007, although there can be no assurance that interest rates will not materially change.

Commodity Exposure
Rubber polymers and fabrics are key components in most of the Image Transfer Media products. The Company is exposed to changes in the costs of these components. Chemical Products is exposed to changes in the cost of certain petroleum-based components. The largest raw material component in Chemical Products’ products is petroleum distillates, such as aliphatics and aromatics. When commodity prices increase, the Company has historically passed on increases to its customers to maintain its profit margins. Conversely, when commodity prices decline, the Company generally lowers its sales prices to meet competitive pressures. Because the Company has historically been able to raise sales prices to offset higher costs, management believes that a 10% change in the cost of its components could have a short-term effect until sales price increases take effect, but overall would not have a material effect on income or cash flows for a fiscal year.
Liquidity and Capital Resources
The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.
The Company’s expenditures for plant, property and equipment were $10.9 million in 2006, $7.5 million in 2005 and $10.4 million in 2004. The Company believes that capital expenditures of $9.0 million to $12.0 million annually over the next several years will be sufficient to maintain its leading market position. The Company expects to fund these capital expenditures using cash flow from operations.
The Company will be required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock or the Exchange Debentures, as the case may be, on March 15, 2010. The Company may, at its option, redeem the Exchangeable Preferred Stock, in whole or in part, for cash, at 100.0%, together with all accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a change in control, the Company would be required to make an offer within 30 days to purchase the Exchangeable Preferred Stock for cash, at a price equal to 101% of the liquidation preference or aggregate principal amount (as the case may be) thereof, together with, all accumulated and unpaid dividends to the date of purchase.
The Company does not have transactions, arrangements or relationships with special-purpose entities and the Company does not have any off-balance-sheet debt except as disclosed in the notes to the consolidated financial statements.
In 2001, the Company suspended its U.K. pension plan and settled the remaining obligation in 2005. The settlement required an additional contribution of approximately $2.9 million and resulted in a pre-tax settlement loss of approximately $0.7 million in 2005.
Environmental Expenditures
The Company has made, and will continue to make, expenditures to comply with current and future requirements of environmental laws and regulations. The Company estimates that in 2006 it spent $3.2 million in capital expenditures and related expense projects to comply with environmental requirements.
On July 11, 2002, the United States Environmental Protection Agency issued the proposed Maximum Achievable Control Technology (“MACT”) standard for the Printing source category. This MACT standard is applicable to sources located at the Company’s U.S. operations. The MACT requirements were placed into effect on March 15, 2003. The primary effect of this rule was to require implementation of additional air emission monitoring systems at the Company’s U.S. facilities. These rules required certain modifications to the plant facilities that totaled approximately $3.5 million for U.S. operations. Capital expenditures relating to environmental matters are anticipated to be approximately $0.2 million in 2007.
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
Contractual Obligations
The Company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the Company as of December 31, 2006, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in the footnotes to the consolidated financial statements of the Company. Disclosures regarding the amounts due under purchase obligations for capital expenditures are also included below. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations related to normal and recurring purchase orders are not included, as the Company does not enter into long-term agreements that would represent purchase obligations. Any short-term purchase order that might meet the definition of purchase obligation is only entered into for a reasonable period of time for quantities to be used within normal operating conditions.

		Less than	2 - 3	4 - 5	After
	Total	one year	years	years	five years
	(Dollars in thousands)
Contractual Obligation:
Long-term debt	$357,896	$3,599	$7,199	$7,199	$339,899
Redeemable preferred stock	55,342		55,342
Capital lease obligation	2,541	808	1,049	331	354
Operating leases	11,048	3,127	3,736	2,065	2,119

Total	$426,827	$7,534	$67,326	$9,595	$342,372

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See information in Item 7 under Risks Associated with International Operations, Interest Rate Risks and Commodity Risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Day International Group, Inc.:
We have audited the accompanying consolidated balance sheets of Day International Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note A in Notes to the Consolidated Financial Statements, at January 1, 2006, Day International Group, Inc. changed its method of accounting for stock options with the adoption of Statement of Financial Accounting Standard No. 123(R), “Accounting for Stock-Based Compensation.”
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Day International Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
ERNST & YOUNG LLP
Dayton, Ohio
March 30, 2007

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Amounts in thousands, except share and per share amounts)

ASSETS	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$574	$9,595
Accounts receivable:
Trade (less allowance for doubtful accounts)(Note C)	54,047	40,771
Other	1,760	698
Inventories (Note D)	51,534	41,119
Prepaid expenses and other current assets	7,823	3,583
Deferred tax assets (Note I)	15,334	18,445
Assets of discontinued operations (Note R)		15,438

Total current assets	131,072	129,649

PROPERTY, PLANT AND EQUIPMENT:
Land	4,360	4,098
Buildings and improvements	28,632	26,770
Machinery and equipment	103,320	77,845
Construction in progress	4,081	3,727

	140,393	110,842
Less accumulated depreciation	(67,550)	(54,441)

	72,843	56,895

OTHER ASSETS:
Goodwill (Note E)	163,294	136,988
Intangible assets (Note E)	14,361	17,904
Deferred tax assets (Note I)	14,427	11,144
Other assets	11,310	8,181
Assets of discontinued operations (Note R)		23,697

	203,392	197,914

TOTAL ASSETS	$407,307	$385,562

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2006	2005
CURRENT LIABILITIES:
Accounts payable	$20,832	$6,744
Accrued associate-related costs	14,262	10,988
Other accrued expenses	5,407	5,824
Income taxes payable	3,447	489
Interest payable	8,619	2,560
Current maturities of long-term debt and capital lease (Note F)	4,407	12,604

Liabilities of discontinued operations (Note R)		6,460

Total current liabilities	56,974	45,669

LONG-TERM AND SUBORDINATED LONG-TERM DEBT (Note F)	356,030	386,702
DEFERRED TAX LIABILITIES (Note I)	27,772	24,168
OTHER LONG-TERM LIABILITIES (Notes L, M and N)	24,824	23,213
REDEEMABLE PREFERRED STOCK (Note G)	55,342	48,657
Liabilities of discontinued operations (Note R)		8,407

STOCKHOLDERS’ EQUITY (DEFICIT) (Note L):
Common Shares, $.01 per share par value, 100,000 shares authorized, 24,823 and 24,823 shares issued and outstanding	1	1
Additional paid-in capital	1,375
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Accumulated deficit	(57,765)	(81,391)
Accumulated other comprehensive income (loss) (Note H)	11,427	(1,191)

Total stockholders’ equity (deficit)	(113,635)	(151,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$407,307	$385,562

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	2006	2005	2004
NET SALES	$348,134	$310,242	$305,447

COST OF GOODS SOLD	216,625	193,258	192,688

GROSS PROFIT	131,509	116,984	112,759

SELLING, GENERAL AND ADMINISTRATIVE	74,500	68,732	68,181
AMORTIZATION OF INTANGIBLES	33	30	32
MANAGEMENT FEES (Note K)	1,000	1,000	1,000

OPERATING PROFIT	55,976	47,222	43,546

OTHER EXPENSES (INCOME):
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $1,826, $1,826, and $1,775, in 2006, 2005 and 2004 and loss on extinguishment of debt of $8,378 in 2005, and gain on interest rate swap of $5,981)	29,579	31,222	21,985
Redeemable preferred stock (including amortization of discount and issuance costs of $127, $185, and $188 in 2006, 2005 and 2004) (Note G)	6,685	24,813	23,156
Gain on expired stock options	(1,105)	(6,640)
Other expense (income)—net	8,853	(2,259)	(504)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,964	86	(1,091)

INCOME TAX EXPENSE (Note I)	9,872	9,970	14,569

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,092	(9,884)	(15,660)

DISCONTINUED OPERATIONS:
INCOME FROM DISCONTINUED OPERATIONS (Including net gain on disposal of $19,102 in 2006)	21,846	6,259	9,470
INCOME TAX EXPENSE	312	2,565	3,831

INCOME FROM DISCONTINUED OPERATIONS	21,534	3,694	5,639

NET INCOME (LOSS)	$23,626	$(6,190)	$(10,021)

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollar amounts in thousands)

							Accumulated
					Other	Additional	Comprehensive
	Common Shares		Contra	Accumulated	Comprehensive	paid-in	Income
	Shares	Amount	Equity	Deficit	Income (Loss)	Capital	(Loss)
December 31, 2003	23,298	$1	$(68,772)	$(65,180)			$6,277

Net loss				(10,021)			$(10,021)
Stock option exercise	25		99
Minimum pension liability adjustment (net of tax of $406)					(193)		(193)
Foreign currency translation adjustment					1,577		1,577
Unrealized loss on cash flow hedges (net of tax of $157)					194		194

December 31, 2004	23,323	1	(68,673)	(75,201)	7,855		$(8,393)

Net loss				(6,190)			$(6,190)
Class C Common Shares issued	1,500
Minimum pension liability adjustment (net of tax of $282)					(190)		(190)
Foreign currency translation adjustment					(7,696)		(7,696)
Unrealized loss on cash flow hedges (net of tax of $741)					(1,160)		(1,160)

December 31, 2005	24,823	1	(68,673)	(81,391)	(1,191)		$(15,236)

Net income				23,626			$23,626
Minimum pension liability adjustment (net of tax of $1,046)					1,504		1,504
Foreign currency translation adjustment					9,484		9,484
Stock Options Issued						1,375
Unrealized gain on cash flow hedges (net of tax of $1,041)					1,630		1,630

December 31, 2006	24,823	$1	$(68,673)	$(57,765)	$11,427	$1,375	$36,244

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,626	$(6,190)	$(10,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,708	10,782	10,501
Amortization of goodwill and intangibles	1,876	4,124	4,984
Gain on the sale of discontinued operations	(19,102)
Gain on unwinding the interest rate swap	(5,981)
Interest expense:
Redeemable preferred stock dividends	6,685	24,813	23,156
Loss on extinguishment of debt		8,378
Deferred income taxes	8,268	3,436	9,105
Foreign currency loss (gain)	8,663	(5,986)	(1,690)
Undistributed earnings of investees	(815)	(609)	(325)
Non-cash loss related to stock options	270	(6,640)
Non-cash (gain) loss on disposal of fixed assets	(198)	(34)	(28)
Change in assets and liabilities:
Accounts receivable	(7,613)	1,261	(5,816)
Inventories	(4,750)	(3,129)	(146)
Prepaid expenses and other current assets	(2,699)	(938)	684
Accounts payable and accrued expenses	16,386	(1,662)	9,313

Net cash provided by operating activities	30,324	27,606	39,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(37,063)	(379)	(1,346)
Capital expenditures	(10,921)	(7,478)	(10,433)
Proceeds from sale of discontinued operations	50,081
Proceeds from sale of property	1,337		2,085

Net cash (used in) provided by investing activities	3,434	(7,857)	(9,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options			25
Proceeds from issuance of debt		390,000
Redemption of preferred shares		(149,518)
Payment of deferred financing fees		(10,506)	(633)
Proceeds from unwinding interest rate swap	5,981
Payments on long-term debt	(48,511)	(239,938)	(30,057)
Net (payments on) proceeds from revolving credit facility		(1,025	575

Net cash used in financing activities	(42,530)	(10,987)	(30,090)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(249)	(164)	184

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(9,021)	8,598	117
Cash and cash equivalents at beginning of period	9,595	843	726

Cash and cash equivalents at end of period	$574	$9,441	$843

The accompanying notes are an integral part of the consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollar amounts in thousands)
A. NATURE OF OPERATIONS, BASIS OF PRESENTATION
Day International Group, Inc. and subsidiaries is one of the world’s leading producers and distributors of precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry. The Company designs, manufactures and distributes high-quality printing blankets, sleeves, and pressroom chemicals used primarily in the offset, flexographic and digital printing industries. Sales are made through Day’s sales organization, distributors and representatives.
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
Prior to June 30, 2006, the Company operated a Textile Products segment that manufactured and marketed precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. On June 30, 2006, Day sold 100% of its Textile Products Group to certain affiliates of Saurer, HG.
On October 12, 2006, the Company completed its acquisition of the stock of Duco Holdings Limited (“Duco International”) for £17.1 million in cash. Duco International, headquartered in the UK, is a printing blanket manufacturer with facilities in Slough and Swindon, England. Duco’s global distribution covers five continents with its most significant presence in Europe, Asia Pacific and India. Results of operations of Duco are included in the Company’s consolidated results of operations for the period subsequent to the acquisition.
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
Goodwill and Other Intangibles–Goodwill represents the excess of cost over the fair value of the net assets acquired and is evaluated at least annually for impairment based on the requirements as proscribed in Statement of Financial Accounting Standards (“SFAS”) No. 142. Other long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 by determining whether the amortization of the assets over their remaining lives can be recovered through projected undiscounted cash flows.

Deferred financing costs are being amortized using an effective interest rate method over the lives of the related debt. Intangibles are being amortized using the straight-line method.
Stock-Based Compensation– Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and warrants. No compensation expense related to employee stock options or warrants issued to directors was reflected in net income (loss).
On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as defined in SFAS No. 123(R), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock, and has not restated results of prior periods. Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Under SFAS 123(R), we elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense will now be reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon adoption of SFAS 123(R), the Company started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses
Pro forma amounts are included below to illustrate the effect on net income for the years ended December 31, 2006 and December 31, 2005, as if we had applied the fair value recognition provisions of SFAS 123(R) to our options at that time.

	2005	2004
Net loss–as reported	$(6,190)	$(10,021)
Less–stock-based compensation expense determined using fair value based method in SFAS No. 123	(736)	(719)

Pro forma net loss	$(6,926)	$(10,740)

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

Concentration of Credit Risk–The Company’s receivables are from a diverse group of customers in the printing industry and such receivables are generally unsecured. No single customer accounts for more than 10% of net sales.
Foreign Exchange Contracts–The Company and its international subsidiaries make purchases and sales in foreign currencies and are subject to transaction exposures that arise from foreign exchange rate movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. Day periodically enters into forward foreign exchange contracts, with terms generally of 3 to 12 months, to protect itself against such foreign currency movements. These contracts are recorded at fair value with the change in fair value recorded as other expense (income) as an offset to the (income) expense recognized from the remeasurement of the hedged foreign-currency denominated asset or liability. Hedges of forecasted transactions are recorded as cash flow hedges in other comprehensive income and are reclassified to earnings when the hedged transaction is completed. The contract value of foreign exchange contracts was $11,455 and $14,202 at December 31, 2006 and 2005. The fair value of these contracts is a receivable of $171 and a payable of $57 at December 31, 2006 and 2005. Day is exposed to credit-related losses in the event of nonperformance by counterparties to the forward contracts. The counterparties are expected to meet their obligations given their credit ratings; therefore, Day does not obtain collateral for these instruments.
Interest Rate Swap Agreement– The Company is a party to interest rate swaps, one for €27,000 and one for $151,000. The swaps are used to swap a majority of the Company’s variable rate debt to fixed rates. The swaps expire in December 2012 and December 2013, respectively. The Company has accounted for the swaps as a cash flow hedge and recognizes the gain or loss related to future periods in other comprehensive income (loss). In 2006, management of the Company determined that the forecasted transaction with which the interest rate swaps relate were not probable of occurring. As such, a portion of the interest rate swaps were unwound with a gain of $6.0 million, recorded in other expense (income) on the consolidated statement of operations. In March 2007, The Company unwound the remaining swap and replaced it with an interest rate cap resulting in a cash gain of $0.6 million.
Fair Value of Financial Instruments–The carrying value of the Company’s variable rate new credit facilities approximate fair value. The fair value of the 12 1/4% Exchangeable Preferred Stock at December 31, 2006 could not be determined as the securities are closely held and are not actively traded. See Note G for further information about the Convertible Preferred Stock. The fair value of the interest rate swaps was a receivable of $893 at December 31, 2006 and payable of $1,696 at December 31, 2005 based on quoted market prices. The fair market value and carrying amount of the 9 1/2% Senior Subordinated Debt was $8,584 at December 31, 2005, based on quoted market prices. The fair market value and carrying amount of the 9 1/2% Senior Subordinated Debt was $115,700 at December 31, 2004, based on quoted market prices. At December 31, 2006 and 2005, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value.
Research and Development–Research and development costs are expensed as incurred.

Distribution–Distribution costs of $14,194, $12,421, and $10,934 for the years ended December 31, 2006, 2005 and 2004 are included in selling, general and administrative costs.
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
C. ACCOUNTS RECEIVABLE
Changes in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 consist of:

	2006	2005	2004
Balance at beginning of year	$2,692	$3,269	$2,982
Provision for doubtful accounts	(388)	(45)	961
Write-off of uncollectible accounts	(467)	(350)	(808)
Acquisitions	22
Currency translation	721	(182)	134

Balance at end of year	$2,580	$2,692	$3,269

D. INVENTORIES
Inventories as of December 31, 2006 and 2005 consist of:

	2006	2005
Finished goods	$22,678	$20,139
Work in process	6,160	3,235
Raw materials	22,696	17,745

	$51,534	$41,119

E. GOODWILL AND INTANGIBLE ASSETS
The following is detail of goodwill for the years ended December 31, 2006, 2005 and 2004:

Balance at December 31, 2003	$137,356
Acquisitions	269
Purchase adjustments	(361)
Foreign currency exchange	956

Balance at December 31, 2004	138,220
Acquisitions	425
Foreign currency exchange	(1,657)

Balance at December 31, 2005	136,988
Acquisitions	23,092
Purchase adjustments	1,606
Foreign currency exchange	1,608

Balance at December 31, 2006	$163,294

The following is detail of intangible assets as of December 31, 2006 and 2005:

			Weighted-
			Average
	2006	2005	Life
Intangible Assets:
Gross Carrying Amount:
Deferred financing costs	$10,962	$11,058	9 years
Printing technology	27,946	27,946	11 years
Unpatented technology	8,322	8,322	20 years
Other	585	585	5 years

Total intangibles	47,815	47,911	14 years

Accumulated Amortization:
Deferred financing costs	(1,971)	(128)
Printing technology	(26,494)	(25,480)
Unpatented technology	(4,522)	(4,131)
Other	(468)	(268)

Total accumulated amortization	(33,455)	(30,007)

Net book value	$14,361	$17,904

Estimated amortization expense for the next five years is as follows: $3,268 in 2007, $2,686 in 2008, $2,238 in 2009, $2,238 in 2010 and $2,085 in 2011.
F. LONG-TERM AND SUBORDINATED LONG-TERM DEBT
Long-term and subordinated long-term debt as of December 31, 2006 and 2005 consist of:

	2006	2005
New Credit Agreements:
First Lien Credit and Guaranty Agreement
U.S. term loan	$176,611	204,488
Euro term loan (face amount of €59,466)	67,722	70,407
Second Lien Credit and Guaranty Agreement Term loan	113,563	114,712
9 1/2% Senior Subordinated Notes (face amount $8,450)		8,584
Capital lease obligation (Note P)	2,541	1,115

	360,437	399,306
Less–Current maturities of long-term debt and capital lease	(4,407)	(12,604)

	$356,030	$386,702

In December 2005, the Company and certain of its subsidiaries completed a comprehensive refinancing (the “Refinancing”) of the debt and redeemable preferred equity of the Company when it incurred $415 million of senior secured indebtedness pursuant to $300 million of senior secured first lien credit facilities and $115 million of senior secured second lien credit facilities. The Company has agreed to secure all of its debt obligations by granting to Collateral Agent a first priority lien on substantially all of its assets, including a pledge of all of the capital stock of each of its domestic subsidiaries and 65% of all the Capital Stock of each of its Foreign Subsidiaries
The proceeds of the debt financing were used to repay $96.2 million and €16.3 million to satisfy the Company’s obligations under its existing Senior Secured Credit Facility, and to purchase $106.6 million in outstanding principal amount of the 9 1/2% Notes (plus accrued and unpaid interest) for $110.8 million pursuant to a tender offer, the Company provided notice of redemption of the remaining $8.5 million in principal amount of Notes, which were redeemed on January 5, 2006. In connection with the refinancing the Company recognized a loss of $8.4 million on early extinguishment of debt.
The Company also paid all accrued and unpaid cash dividends on the 12 1/4% Senior Exchangeable Preferred Stock (“Exchangeable Preferred Stock”) totaling $24.8 million and redeemed 15,204 shares of the Exchangeable Preferred Stock, or approximately 24% of the total outstanding shares of Exchangeable Preferred Stock, for an amount equal to $15.5 million, and redeemed all of the 18% Convertible Cumulative Preferred Stock (“Convertible Preferred”) in exchange for an aggregate payment of $106.5 million and the issuance of 1,500 shares of newly issued Class C Non-Voting Common Stock of the Company.
CREDIT AGREEMENTS
In 2005, the Company and certain of its subsidiaries entered into $415 million of new credit facilities consisting of $300 million of senior secured first lien credit facilities (the “First Lien Credit and Guaranty Agreement”) and $115 million of senior secured second lien credit facilities (the “Second Lien Credit and Guaranty Agreement”); and together with the First Lien Credit and Guaranty Agreement, the “New Credit Agreements”). Net proceeds from the New Credit Agreements were used to finance the Refinancing.
The First Lien Credit and Guaranty Agreement provided for a $205 million U.S. term loan, a Euro term loan equal to the Euro equivalent of $70 million, and a $25 million revolving loan. The U.S. term loan and the Euro term loan are repaid in consecutive quarterly installments of 0.25% of the original aggregate principal amount, if not sooner paid in full, with the balance paid on the seventh anniversary of the closing date.
At December 31, 2006, interest on the U.S. term loan and the Euro term loan were based on the U.S. & Euro LIBOR rates plus 2.50% (7.86% and 6.22% respectively) and interest on the revolving loan was based on the base rate plus 2.50% (10.75%). Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company’s discretion.
The Second Lien Credit and Guaranty Agreement provided for a $115 million term loan. The term loan are repaid in consecutive quarterly installments of 0.25% of the original aggregate principal amount, if not sooner paid in full, with the balance paid on the eighth anniversary of the closing date.
At December 31, 2006, interest on the $115 million term loan was based on the LIBOR rate plus 7.25% (12.61%). Interest rates on LIBOR borrowings are fixed for one, two, three or six month periods at the Company’s discretion.
The weighted average interest rate on the New Credit Agreements (and the repaid Senior Secured Credit Facility) for the years ended December 31, 2006, 2005, and 2004 was 8.76%, 6.99%, and 5.91%.

At December 31, 2006, $20,875 was available under the revolving loan. The revolving loan included a $10 million letter of credit sublimit ($4.1 million of letters of credit were outstanding at December 31, 2006) and a $5 million swing line loan sublimit. The First Lien Credit and Guaranty Agreement requires a commitment fee of 0.5% a year on the unused portion of the revolving loan.
The Credit Agreements, among other things, limit the Company’s ability to incur additional indebtedness, liens, or negative pledges with respect to assets, make dividends, distributions and other restricted payments on junior securities, make certain investments in other persons or instruments, sell, lease, exchange, transfer or otherwise dispose of assets, enter into sale-leaseback transactions, enter into certain transactions with shareholders or affiliates or change the nature of the Company’s business.
The Credit Agreements also contain financial covenants, which, among other things, require the Company to maintain certain interest coverage ratios with respect to earnings and interest and to maintain certain leverage ratios with respect to earnings and debt and which limit the amount of capital expenditures.
The Credit Agreements also contain typical events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Agreements prior to their stated maturity, and the commitments under the Credit Agreements may be terminated.
9 1/2% SENIOR SUBORDINATED NOTES
For the years ended December 31, 2006 and 2005, the Company had outstanding $0 and $8,450 face amount of 9 1/2% Senior Subordinated Notes due March 15, 2008 (the “Notes”). As part of the Refinancing, the Company purchased $106,550 million in outstanding principal amount of the Notes (plus accrued and unpaid interest) for $110,800 million pursuant to a tender offer, and provided notice of redemption of the remaining $8,450 million in principal amount of Notes, which were redeemed on January 5, 2006.
Principal payments on long-term debt for the next five years are payable as follows: $4,407 in 2007, $4,253 in 2008, $3,995 in 2009, $3,760 in 2010, and $59,111 in 2011.
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

12 1/4% SENIOR EXCHANGEABLE PREFERRED STOCK
The Company had outstanding $55,342 and $48,657 liquidation preference of 12 1/4% Senior Exchangeable Preferred Stock (“Exchangeable Preferred Stock”) at December 31, 2006 and 2005. As part of the Refinancing, the Company paid all accrued and unpaid dividends on the Exchangeable Preferred Stock through December 5, 2005, in an amount equal to $24,872, and redeemed 15,204 shares, or 24% of the total outstanding shares of Exchangeable Preferred Stock, for an amount equal to $15,514.
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
On May 10, 2006, the Company amended the Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Special Rights of the 12 1/4% Senior Exchangeable Preferred Stock due 2010 (the “Exchangeable Preferred Stock”) and Qualifications, Limitations and Restrictions Thereof to allow dividends to be paid, at the Company’s option, either in cash or by the issuance of additional fully paid and non-assessable shares of Exchangeable Preferred Stock (including fractional shares). The Company then determined to pay all unpaid dividends in arrears for the periods ending on December 15, 2005 and March 15, 2006 for the Exchangeable Preferred Stock by issuing a dividend of .034132 shares of authorized but unissued Exchangeable Preferred Stock for each share of Exchangeable Preferred Stock issued, outstanding and held of record by such holder as of the close of business on the May 10, 2006 and the date of payment was May 12, 2006. Dividends in arrears are $563 and $414 as of December 31, 2006 and 2005, respectively and are included in the Exchangeable Preferred Stock balance.
18% CONVERTIBLE CUMULATIVE PREFERRED STOCK
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

Holders of the Convertible Preferred were entitled to receive an annual dividend rate of 18% plus approximately 24% of the aggregate value of each dividend (if any) declared and paid on the Company’s common stock. If not paid quarterly in cash, annually, accumulated and unpaid dividends were added to the basis of the stock.
H. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) as of December 31, 2006 and 2005, consists of:

	2006	2005
Foreign currency translation adjustments	$10,810	$1,327
Minimum pension liabilities	102	(1,403)
Unrealized gain on cash flow hedges	515	(1,115)

	$11,427	$(1,191)

I. INCOME TAXES
Significant components of deferred tax assets (liabilities) as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Accounts receivable reserves	$1,327	$1,289
Inventory reserves	1,391	1,108
Other reserves	2,573	3,604
AMT credit and Foreign Tax credit carryforward	5,708	1,201
Net operating loss carryforwards	10,887	16,746
Stock option compensation	469	411
Pension benefits	351	1,778
Unrealized foreign exchange losses	2,042	—
Other postretirement benefits	5,013	4,140

Total deferred tax assets	29,761	29,589

Deferred tax liabilities:
Unrealized Foreign Exchange Gain	—	(592)
Depreciation	(5,845)	(5,591)
Amortization	(21,927)	(17,786)

Total deferred tax liabilities	(27,772)	(24,168)

Net deferred tax assets	$1,989	$5,421

Included in the balance sheets:
Current assets	$15,334	$18,445
Noncurrent assets	14,427	11,144
Noncurrent liability	(27,772)	(24,168)

Net deferred tax assets	$1,989	$5,421

Income tax expense consists of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005		2004
Current:
United States:
Federal alternative minimum	$383	$		$500
State and local	132		293	351
International	8,488		7,301	8,904

	9,003		7,594	9,755
Deferred	3,268		3,918	8,396

	12,271		11,512	18,151
Allocated to discontinued operations	(312)		(2,565)	(3,831)
Allocation to other comprehensive income	(2,087)		1,023	249

	$9,872		$9,970	$14,569

The income tax expense differs from the United States statutory rate for the years ended December 31, 2006, 2005 and 2004, as a result of the following:

	2006	2005	2004
Tax provision (benefit) at the United States federal statutory rate	$4,187	$29	$(371)
International tax rate differential	(2,194)	(301)	(24)
State and local taxes, net of federal income tax effect	37	604	582
Foreign source income taxable in the United States	5,183	721	6,421
Non-deductible preferred stock dividends included in net loss	2,340	8,582	7,873
Non-deductible expenses	256	181	187
Other	63	154	(99)

	$9,872	$9,970	$14,569

Income (loss) from continuing operations before income taxes includes $18,745, $14,000, and $12,390 of income from international operations for the years ended December 31, 2006, 2005 and 2004. Day has not provided for deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. Undistributed earnings of Day’s international subsidiaries amounted to approximately $42,799 as of December 31, 2006. The unrecognized deferred tax liability on these earnings has not been calculated due to the complexities associated with the hypothetical calculation. It is anticipated that Day will continue to annually remit a substantial portion of prospective earnings of certain international subsidiaries in the form of taxable dividends. The U.S. tax consequences of those dividends will be recorded when such dividends are paid. Since the Company intends to remit earnings from its international subsidiaries only on a prospective basis, the APB No. 23 exception will continue to apply to the international subsidiaries earnings accumulated through December 31, 2006 and for earnings that the Company does not expect to remit as dividends. The Company has United States net operating loss carryforwards of $21,856 expiring from 2019 through 2025 to be used in future periods. The Company has $1,073 of United States Alternative Minimum Tax credits which have an unlimited carryforward period. Additionally, the Company has $4,635 of United States Foreign Tax Credit carryforwards which begin expiring in 2015.
J. BUSINESS SEGMENTS
The Company produces precision-engineered products, specializing in the design and customization of consumable image-transfer products for the graphic arts (printing) industry. The Image Transfer segment designs, manufactures and markets high-quality printing blankets and sleeves and pressroom chemicals used primarily in the offset, flexographic and digital printing industries. Prior to June 30, 2006, the Textile Products segment manufactured and marketed precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. On May 9, 2006, Day signed a purchase contract to sell 100% of its Textile Products Group to certain affiliates of Saurer, AG. On June 30, 2006 the sale was completed (See Note R). As a result, since June 30, 2006, the Company has been operating only one business segment.
Net sales for the years ended December 31, 2006, 2005 and 2004, and long-lived assets as of December 31, 2005, 2004 and 2003, by geographic area are as follows:

	2006	2005	2004
Net sales:
United States	$170,971	$158,805	$165,152

Germany	52,539	46,995	42,020
United Kingdom	61,308	47,081	44,523
Other international	88,225	76,173	72,291

Total International	202,072	170,249	158,834

Inter-area	(24,909)	(18,812)	(18,539)

	$348,134	$310,242	$305,447

Long-lived assets:
United States	$159,641	$154,046	$153,541

Germany	29,594	25,544	26,344
United Kingdom	49,144	21,656	23,784
Other international	12,119	11,645	11,917

Total international	90,857	58,867	62,045

	$250,498	$212,891	$215,385

Sales between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit.
K. RELATED PARTY TRANSACTIONS
In accordance with a management services agreement, the Company is required to pay GSC Group and Cowen Investments I, LLC, the controlling shareholders of Day, an annual management fee of $1,000 plus expenses, payable semi-annually.
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
As of December 31, 2006, 7,437 options have been granted (of which 1,257 are exercisable) under the 1998 Stock Option Plan with an exercise price of $4,030. These options expire as follows: 5,987 expire in 2008 and 1,450 expire in 2012.
2006 Stock Option Plan
In August 2006, the Board approved a new 2006 Stock Option Plan. Under the 2006 Stock Option Plan, unless otherwise provided by the Board, the options vest and become exercisable in four equal annual installments, on each of the first four anniversaries of the date of grant. The vesting is accelerated upon an approved sale under the stockholders Agreement. The 2006 Stock Option Plan also allows appropriate adjustments as provided under the 1998 Stock Option Plan. As of December 31, 2006 1,775 options have been granted under the plan with an exercise price of $2,500. The options, vested and unvested, which have not expired or been exercised previously, will expire in August 2016. The fair value of each option award at the grant date was estimated using the Black-Scholes multiple option pricing model with the following weighted average assumptions; expected life of options - 10 years, risk free interest rate - 4.0%; expected stock price volatility - .05%; expected dividend yield - 0%. Compensation expense of $1,375 was recorded in 2006.
Compensation expense had been recorded under the previous plan and the remaining balance is included in equity under additional paid in capital. The balance in additional paid in capital at December 31, 2006 is $1,375.
Day Stock Option Plan
Effective June 2006, the Company granted 2,727.5 Restricted Stock Units (“RSU’s”) to certain employees that previously held options granted under the Day International Group, Inc. Stock Option Plan (the “Day Option Plan”). 2,417.5 of the RSU’s have a face value of $1,000 per RSU and 310 RSU’s have a face value if $1,200 per RSU. The RSU’s vest upon a liquidity event (including a change of control of Day) provided that the liquidity event occurs before the seventh anniversary of the effective date of the RSU Plan. Thus, no amount has been charged to expense in 2006. The fair value of the RSU’s at December 31, 2006 is $2.0 million. All outstanding options under the Day Option Plan were terminated.
The following table summarizes activity in the Company’s stock option plans:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,822	$3,223	10,165	$3,223	10,290	$1,970
Exercised					(25)	1,000
Granted	1,775
Forfeited	(385)	1,000	(2,343)	1,000	(100)	4,030

Outstanding at end of year	9,212	3,889	7,822	3,889	10,165	3,223

Exercisable at end of year	1,553	3,414	1,642	3,414	3,985	1,995

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
The pension plan in the United Kingdom had plan assets consisting of U.K. government bonds. The Company’s funding policy complies with the requirements of local laws and regulations. During 2001, the Company froze the benefits under the U.K. pension plan and settled a portion of the obligation in 2003 by transferring the benefits of active associates to a defined contribution plan. The Company purchased annuity contracts in early 2005 to settle the remaining obligations under the plan.
Day also sponsors defined contribution plans for certain associates, which provide for Company contributions of a specified percentage of each associate’s total compensation. Certain of these plans include a profit-sharing component that varies depending on the achievement of certain objectives.
The funded status of the Company’s defined benefit plans at December 31, 2006 and 2005, is as follows:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$9,841	$19,490
Service cost	111	366
Interest cost	59	399
Actuarial (gains) losses	(41)	1,264
Benefits paid	(75)	(91)
Transfers	—	(10,361)
Plan Curtailment	(8,172)	—
Foreign currency exchange	(3)	(1,226)

Benefit obligation at end of year	1,720	9,841

Change in plan assets:
Fair value of plan assets at the beginning of the year	—	7,534
Actual return on plan assets	—	—
Employer contribution	—	91
Benefits paid	—	(91)
Transfers	—	(7,534)

Fair value of plan assets at end of year	0	0

Funded status	(1,720)	(9,841)
Unrecognized net actuarial (gain) loss	226	2,554
Additional minimum liability–included in accumulated other comprehensive income (loss)	174	(2,377)

(Accrued) pension costs	$(1,320)	$(9,664)

	2006	2005
Included in the balance sheets:
Other long-term liabilities	(1,320)	(9,664)

(Accrued) pension costs	$(1,320)	$(9,664)

Accumulated benefit obligation	$1,320	$9,664

Weighted-average assumptions:
Discount rate	4.25%	4.25%

Long-term rate of increase in compensation	2.00%	2.86%

Long-term rate of return on plan assets	0%	0%

Post-retirement pension increase (cost-of-living adjustment)	1.50%	1.00%

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
A summary of the components of net periodic pension cost for the defined benefit plans and for the defined contribution plans for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004
Defined benefit plans:
Service cost	$111	$366	$390
Interest cost	59	399	787
Expected return on plan assets			(341)
Actuarial loss recognized	2	34	888

Net periodic pension cost	172	799	1,724
Defined contribution plans	2,837	3,171	3,335

Total pension expense	$3,009	$3,970	$5,059

Weighted-average assumptions:
Discount rate	4.25%	4.50%	5.25%

Compensation increase	2.00%	2.86%	3.00%

Long-term rate of return on plan assets	0.00%	0.00%	5.00%

Future benefit payments for each of the next five years and for the five years thereafter are expected to be paid as follows: $10 in 2007, $10 in 2008, $10 in 2009, $10 in 2010, $10 in 2011 and $50 in total for 2012 through 2016. The Company’s remaining pension plans are unfunded, thus the Company contributes to the plans to fund current benefit payments.
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
The status of Day’s unfunded plan at December 31, 2006 and 2005, is as follows:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$15,988	$15,744
Service cost	1,250	1,321
Interest cost	947	1,013
Participant contributions	322	388
Actuarial (gains) losses	(3,908)	(1,714)
Curtailment	(793)
Benefits paid	(652)	(764)

Benefit obligation at end of year	13,154	15,988

Unrecognized prior service gain	2,578	3,746
Unrecognized net actuarial gain (loss)	667	(4,183)

Accrued postretirement benefit obligation	$16,399	$15,551

Discount rate used in determining the benefit obligation at year end	5.95%	6.0%

The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.0% and decreasing 1.0% per year to an ultimate trend rate of 5.0% in 2011 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $1,924 at December 31, 2006, and the interest and service cost would have been $378 higher for the year ended December 31, 2006. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $1,596 at December 31, 2006, and the interest and service cost would have been $305 lower for the year ended December 31, 2006.
Future benefit payments, net of participant contributions, for each of the next five years and for the five years thereafter are expected to be paid as follows: $391 in 2007, $425 in 2008, $484 in 2009, $546 in 2010, $607 in 2011 and $4,361 in total for 2012 through 2016. The Company’s postretirement plan is unfunded, thus, the Company contributes to the plan to fund current benefit payments, net of participant contributions. The Company’s contributions to the plan for the years ended December 31, 2006 and 2005 was $330 and $375.
Net periodic postretirement benefit costs include the following components for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Service cost	$1,250	$1,321	$1,101
Interest cost	947	1,013	849
Prior service gain recognized	(786)	(834)	(641)
Actuarial loss recognized	149	449	234

Net periodic postretirement benefit costs	$1,560	$1,949	$1,543

Discount rate used in determining the interest cost	6.0%	5.75%	6.25%

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
O. COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS
The Company leases a building in Germany under a capital lease and certain other property in the United Kingdom. Property under this capital lease is included in property, plant and equipment at December 31, 2006 and 2005, as follows:

	2006	2005
Land and buildings	$1,786	$1,596
Machinery & Equipment	5,445
Accumulated depreciation	(2,797)	(494)

	$4,434	$1,102

The Company also leases certain buildings, transportation equipment and office equipment under operating leases with terms of 1 to 10 years. Rental expense for the years ended December 31, 2006, 2005 and 2004 was $2,748, $2,416, and $3,413. The following is a schedule by year of future annual minimum lease payments under non-cancelable leases as of December 31, 2006:

	Capital	Operating
	Lease	Leases
2007	$956	$3,128
2008	744	2,079
2009	447	1,657
2010	196	1,165
2011	196	900
Thereafter	376	2,119

	$2,915	$11,048

Amount representing interest	(374)

Present value of minimum lease payments (including current portion of $807)	$2,541

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
P. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2006	2005	2004
CASH PAID FOR:
Income taxes	$9,194	$8,335	$9,938

Interest	$28,361	$17,616	$20,230

Q. RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of SFAS No. 87, 88, 106 and 132(R).” This statement requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a plan in the year in which the changes occur. For non-public entities these requirements are effective for fiscal years ending after June 15, 2007. The Company is currently evaluating the effects that SFAS No. 158 will have on its financial statements.
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
On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. Day adopted FIN 48 effective January 1, 2007. Day’s tax accounting policy, prior to the adoption of FIN 48, was to recognize uncertain tax positions taken on its income tax return only if the likelihood in prevailing was probable. FIN 48 establishes a recognition standard of more likely than not, which is below the Company’s previously recognition tax policy of probable. Therefore, Day will record an adjustment to increase its beginning retained earnings effective January 1, 2007 of up to $5 million for tax benefits not previously recognized under historical practice, which is subject to revision as management completes its analysis.
R. DISCONTINUED OPERATIONS
On June 30, 2006, Day completed the sale of its Textile Products Group to certain affiliates of Saurer, AG for $48.8 million, plus the assumption of certain long term liabilities, resulting in a gain on disposal of $22.4 million (subject to a working capital adjustment). Goodwill in the amount of $5.2 million was written off. The Textile Products Group is a leading supplier of consumable, precision-engineered rubber cots (rollers), aprons (flexible belts), compressive shrinkage belts and other fabricated rubber products for the yarn spinning and glass-fiber-forming industries with sales of approximately $45 million in 2005. It employs approximately 270 full-time associates in its production facilities located in Münster, Germany and Greenville, SC, USA and its sales offices in Italy, Turkey and Hong Kong. Proceeds from the sale were used to repay long-term debt or invested in growth opportunities within the image transfer business. The following table represents the revenue and pretax income as reported in discontinued operations for the years ended December 31, 2006 and 2005, and the carrying amounts of the major classes of assets and liabilities of the Textile Division as of December 31, 2005.

	2006	2005	2004
Net sales	$25,448	$45,473	$49,034
Pre-tax income	26,055	6,612	7,182
Major classes of assets & liabilities:

December 31, 2005
Cash	$28
Accounts receivable	4,420
Inventories	8,000
Other current assets	80

Total current assets	12,528

Property, plant and equipment	9,948
Intangible assets (net of amortization)	8,487
Other long term assets	5,050

Total long term assets	23,485

TOTAL ASSETS	$36,013

Accounts payable	$1,080
Other current liabilities	3,290

Total current liabilities	4,370

Other long term liabilities	8,407

TOTAL LIABILITIES	$12,777

On May 31, 2006, the Company completed the sale of the Kompac Division to its management team, for $1.5 million resulting in a loss on the sale of $3.4 million (subject to a working capital adjustment). Cash received was $0.6 million and the Company issued notes receivable of $1.1 million. Subsequent to June 30, 2006 payments of $0.3 million have been made on the notes. The Kompac Division manufactures and globally distributes automatic dampening systems and related products. As part of the sale agreement, the Company has agreed to provide certain transitional support to the Kompac Division in order to ensure a smooth change in ownership. The following table represents the revenue and pretax income (loss) as reported in discontinued operations for the years ended December 31, 2006 and 2005, and the carrying amounts of the major classes of assets and liabilities of the Kompac Division as of December 31, 2005.

	2006	2005	2004
Net sales	$3,072	$7,544	$8,225
Pre-tax income (loss)	(4,209)	(353)	2,288

Major classes of assets & liabilities:

December 31, 2005
Cash	$(181)
Accounts receivable	1,035
Inventories	2,031
Other current assets	25

Total current assets	2,910
Property, plant and equipment	134
Intangible assets (net of amortization)	—
Other long term assets	78

Total long term assets	212

TOTAL ASSETS	$3,122

Accounts payable	$246
Other current liabilities	1,844
Other long term liabilities	—

TOTAL LIABILITIES	$2,090

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
ITEM 9A. CONTROLS AND PROCEDURES
The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Management has completed its review of the Company’s financial reports and, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that as of December 31, 2006 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following are the names, ages and a brief account of the business experience for the last five years of each person who is a director or executive officer of the Company as of March 1, 2007.

Name	Age	Position
William C. Ferguson	76	Chairman of the Board

Sean W. Brophy	38	Director

Carl J. Crosetto	58	Director

Matthew C. Kaufman	36	Director

Philip Raygorodetsky	33	Director

Duncan P. Varty	62	Director

Christopher A. White	41	Director

Dennis R. Wolters	60	Chief Executive Officer, President and Director

Name	Age	Position
Dwaine R. Brooks	64	Vice President, Human Resources

David B. Freimuth	54	Group Vice President and General Manager, Textiles and Flexographic Products since January 2004; prior to that Senior Vice President, General Manager, Textile Products

Dermot J. Healy	52	Managing Director, Europe

Thomas J. Koenig	46	Vice President and Chief Financial Officer and Assistant Secretary

Stephen P. Noe	50	Group Vice President and General Manager, Image Transfer Group since November 2003; prior to that Senior Vice President, General Manager, Transfer Media since July 2001; prior to that Senior Vice President, Marketing & Sales, Transfer Media since January 2001

Brent A. Stephen	55	Managing Director, Pacific Rim since January 2003; prior to that Vice President and Sales Manager, Australia
William C. Ferguson has been a director since 1998. He retired as Chairman and Chief Executive Officer of NYNEX in 1995, a position he had held since 1989. Mr. Ferguson is a member of the Advisory Board of GSC Group.
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

Carl J. Crosetto has been a director since 2000. He retired as President of Bowne & Co., Inc. in December 2003 after 30 years service with Bowne. In January 2004, Mr. Crosetto joined GSC Group, as a Senior Advisor and is now a Managing Director. Mr. Crosetto is a member of the board of directors of Bowne & Co., Inc. and SpeedFlex Asia Limited.
Matthew C. Kaufman has been a director since 2000. He is a Senior Managing Director with GSC Group, which he joined in 1999. He is Chairman of the board of directors of Aeromat Holding, Inc. and a member of the board of directors of Atlantic Express Transportation Group, Burke Industries, Inc., Dukes Place holdings Limited, Safety-Kleen Corp., and Worldtex, Inc.
Philip Raygorodetsky has been a director since 2003. He is a Managing Director with GSC Group, which he joined in 1999. Mr. Raygorodetsky is a member of the board of directors of Aeromet Holdings, Inc., Worldtex, Inc. and Wrightline, LLC.
Duncan P. Varty is a newly elected director in 2006. Mr. Varty worked at Bowne & Co., Inc. in 1999 as Senior Vice President-Operations, and then served as the President of Bowne’s Financial Printing operations until he retired in 2002.
Christopher A. White has been a director since 2003. He is the Chief of Staff and Chief Administrative Officer of Cowen Investments I, LLC. Previously, Mr. White worked as a Director of SG Capital partners, LLC and in the Equity Capital Markets group of SG Cowen from 1999 to 2003. He is a member of the board of directors of Achillion Pharmaceuticals, Inc., Coleman Floor Company, Ricerca Bioscience LLC and RNB Communications, Inc.
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
Audit Committee Financial Expert
The Company’s Board of Directors has determined that Mr. Ferguson is an independent audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K.

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
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The objectives of our executive compensation program are to fairly compensate executives for their contributions, link annual cash incentive awards to individual and corporate performance, and provide long-term incentives to create shareholder value.
Elements of Executive Compensation
     The elements of our executive compensation program are discussed below.
     Base Salary. Base salaries of our executives are set at levels moderately below market mid-point compared to similar companies in terms of industry, sales, international operations and public company status. We benchmark base salaries and annual incentive bonus target awards using compensation market data compiled by human resources and compensation consulting firms such as Wyatt Watson. Salaries are reviewed annually and periodically adjusted to reflect market rates as well as significant changes in individual responsibilities and significant corporate events such as acquisitions.
     Annual Incentive Bonus Plan. Our Executive — Pay for Performance Plan, or E-PFP, is designed to reward executives for achievement of individual and corporate performance objectives. An annual target cash award is made for each executive which has both individual and corporate objectives components. Corporate objectives include EBITDA of business units for which the executive is primarily responsible and world-wide company EBITDA. Component award payouts can range from 0% to 200% of target awards based upon achievement of plan targets. Executives responsible for individual business units also have a sales incentive component for sales in excess of plan target. Actual plan awards are determined and paid in the following year. Annual EBITDA targets are challenging but achievable.
     When combined with individual and company performance at 100% of plan target, total annual cash compensation of our executives is intended to be at the mid-point of the benchmark. Total 2006 executive cash compensation at target was increased 4.5% on average over 2005 target levels.
     E-PFP payouts are normally based on strict adherence to the formula for corporate performance components, with a more subjective determination for the individual objectives component. Our Board of Directors retains discretion to increase or decrease annual incentive payouts relative to attainment of performance objectives and has done so in the past to reflect extraordinary or one-time events.

     Equity Awards. Equity-based awards to executives provide a long-term incentive to create shareholder value. Historically equity awards were made under The Day International, Inc. 1998 Stock Option Plan and The Day International, Inc. Stock Option Plan.
     Under the 1998 Plan, our Board of Directors is authorized to award four types of non-qualified stock options: (1) service options, (2) performance options, (3) super performance options and (4) exit options. Service options vest in annual installments, performance and super performance options vest based on achievement of annual EBITDA targets, and exit options vest based upon the internal rate of return to our major shareholder upon a sale of its interest in the company. All options granted under the Day Option Plan vested in 1998.
     In 2006, our Board of Directors adopted a Restricted Stock Unit Plan and granted restricted stock units, or RSUs, to employees who previously held options granted under the Day Option Plan. All options outstanding under the Day Option Plan were cancelled. The RSUs vest on a liquidity event, provided the liquidity event occurs before the seventh anniversary of the effective date of the Restricted Stock Unit Plan. RSUs were granted at specified base values. RSU awards enable participants to realize equity value potential above base value upon a sale of the company, while deferring income taxes prior to the time of the sale.
     In 2006, our Board of Directors adopted a new 2006 Stock Option Plan and granted options to selected executive officers and directors. The options vest in four equal annual installments or sooner upon an approved of sale of the company. The 2006 Stock Option Plan is intended to replace the 1998 Plan without adversely impacting individuals holding options under the 1998 Plan. If a participant exercises any options under the 2006 Plan, all options granted to the participant under the 1998 Plan are forfeited, and vice versa.
     Other Compensation. We provide tax-qualified and non-qualified deferred compensation plans for our executives and associates which permit elective deferrals of salary and bonus, matching contributions under the 401(k) plan and make-up contributions under the Supplemental Plan. We provide one executive with a U.K. individual pension plan. We provide our executives car allowances and other benefits.
Option Grant Practices
     All stock options have been granted at an exercise price equal to the fair market value of our common stock on the date of grant as determined by our Board of Directors, as our common stock is not publicly traded. Option grants are made at times approved by our Board of Directors. The number of options granted to each employee is determined by the Board based upon the recommendation of our CEO based principally upon the individual’s ability to impact corporate performance and, to a lesser degree, the individual’s position.
Role of Executive Officers in Determining Executive Compensation
     Our Board of Directors determines the compensation paid to our CEO and, based on the recommendations and performance evaluations of our CEO, determines the compensation paid to our other named executive officers.

Change in Control Payments
     The accelerated vesting of unvested stock options and RSUs under our stock option and restricted stock plans upon a change in control permits participants to realize the full value of long-term equity awards if the company is sold.
Compensation Committee Report
     The Board of Directors of Day International Group, Inc. has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Board recommended that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2006.

William C. Ferguson, Chairman	Philip Raygorodetsky
Sean W. Brophy	Christopher A. White
Carl J. Crosetto	Dennis R. Wolters
Matthew C. Kaufman	Duncan P. Varty
Summary Compensation Table
     The following table sets forth the compensation of our Chief Executive Officer, Chief Financial Officer and our other three most highly compensated executive officers for 2006.

				Non-Equity
			Option	Incentive Plan	All Other
		Salary	Awards(1)	Compensation(2)	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)
Dennis R. Wolters	2006	400,000	549,945	226,875	61,955	(3)	1,238,775
President and Chief Executive Officer

David B. Freimuth	2006	229,500	162,229	63,934	29,918	(4)	485,581
Group Vice President and General Manager, Textiles and Flexographic Products

Dermot J. Healy	2006	263,719	74,093	82,378	77,402	(5)	497,592
Managing Director, Europe

Thomas J. Koenig	2006	210,000	46,578	55,238	26,326	(6)	338,142
Vice President and Chief Financial Officer

Stephen P. Noe	2006	247,750	48,924	69,949	28,602	(7)	395,225
Group Vice President and General Manager, Image Transfer

Note:	All amounts shown for non-U.S. named executive officers were paid in U.K. pounds and converted to U.S. dollars at the average exchange rate for the year.

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year with respect to option and restricted stock unit (RSU) awards in accordance with the modified prospective application method under SFAS No. 123(R) without regard to estimates for forfeitures related to service-based vesting conditions. During 2006, 385 options and RSUs with a weighted average exercise price of $1,161 were cancelled or expired. For information regarding our valuation of option and RSU awards, see Note L to our consolidated financial statements in Item 8.

(2)	Represents cash incentive awards earned under our Executive — Pay for Performance Plan.

(3)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($14,050), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($26,650), premiums for group term life insurance ($8,161), automobile allowance ($6,673), tax and financial planning ($4,147), and club dues ($2,004).

(4)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($14,050), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($6,939), premiums for group term life insurance ($1,402), and automobile allowance ($7,527).

(5)	Represents company contributions to a U.K. individual retirement plan ($58,973), and automobile allowance ($18,429).

(6)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($14,050), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($3,646), premiums for group term life insurance ($749), and automobile allowance ($7,881).

(7)	Represents company contributions to the Day 401(k) and Profit Sharing Plan ($14,050), company contributions to the Day International, Inc. Supplemental Savings and Retirement Plan ($8,850), premiums for group term life insurance ($1,542), and automobile allowance ($4,160).
Employment Agreements
     Messrs. Wolters, Freimuth, Healy, Koenig and Noe each have an employment agreement with Day International, Inc. that provides for an annual base salary, an annual incentive bonus if we perform at annual plan target, and benefits and perquisites. The employment agreements with Messrs. Wolters and Freimuth automatically renew annually for one year terms unless either party gives notice of non-renewal. The employment agreements with Messrs. Healy, Koenig and Noe are terminable at-will. The agreements contain confidentiality, non-competition and non-solicitation provisions. Benefits payable under the employments agreements upon termination of the executive’s employment are described under “Potential Payments Upon Termination or Change in Control.”

Grants of Plan-Based Awards
     The following table sets forth information concerning grants of awards to named executive officers under cash incentive plans and equity-based plans in 2006.

					All Other
					Option
					Awards:			Grant
		Estimated Future Payouts Under			Number of		Exercise or	Date Fair
		Non-Equity			Securities		Base Price of	Value of
		Incentive Plan Awards(1)			Underlying		Option	Option
	Grant	Threshold	Target	Maximum	Options		Awards	Awards(4)
Name	Date	($)	($)	($)	(#)		($/sh)	($)
Dennis R. Wolters		82,500	330,000	660,000
	6/26/06				1,200	(2)	1,000	899,522
	8/9/06				280	(3)	2,500	404,911

David B. Freimuth		29,525	118,100	236,200
	6/26/06				200	(2)	1,000	149,920
	6/26/06				110	(2)	1,200	82,456
	8/9/06				310	(3)	2,500	136,676

Dermot J. Healy			[£44,700]
	6/26/06				200	(2)	1,200	149,920
	8/9/06				200	(3)	2,500	89,952

Thomas J. Koenig		17,850	71,400	142,800
	8/9/06				185	(3)	2,500	138,676

Stephen P. Noe		29,813	119,250	238,500
	8/9/06				215	(3)	2,500	161,164

(1)	Awards under the Executive — Pay for Performance Plan. Threshold, target and maximum represent 25%, 100% and 200% of target plan award, respectively.

(2)	Restricted stock units awarded under the 2006 Day International Group, Inc. Restricted Stock Unit Plan.

(3)	Stock options granted under the Day International Group, Inc. 2006 Stock Option Plan.

(4)	Represents the grant date fair market value of each option award computed in accordance with SFAS No. 123(R), including the incremental fair value as of June 26, 2006 of the RSUs that replaced outstanding options under the Day Option Plan.
Executive — Pay for Performance Plan Awards
     Under the Executive — Pay for Performance Plan, an annual target cash award is made for each participant consisting of individual and corporate objectives components. For 2006, individual objectives accounted for 30% and corporate objectives accounted for 70% of target awards. Individual objectives consist of approximately five to seven pre-approved objectives per year. Corporate objectives consist of world-wide company EBITDA for our CEO and CFO and both business unit and world-wide company EBITDA for our other named executives. Component award payouts can range from 0% to 200% of target award based upon achievement of plan targets. For 2006, EBITDA component awards payout at 0% at 85% of EBITDA target, increasing to 100% of target award at 100% of EBITDA target and to 200% at 110% of EBITDA target. Executives receive a greater incremental percentage of target award for performance above, than below, 100% of plan target. Executives responsible for individual business units also have a sales objective component equal to 1% of sales above plan target. Award payouts are determined after calendar year end and normally paid by March 31. Awards are earned only if the executive is employed during the entire calendar year unless employment terminates due to retirement, permanent layoff, permanent disability or death.
Restricted Stock Unit Awards
     On June 26, 2006, we granted restricted stock units, or RSUs, to employees who previously held options granted under the Day International Group, Inc. Stock Option Plan, or Day Option Plan. The RSUs vest on a liquidity event (defined as a change in control, an underwritten public offering or a sale notice under the Stockholders Agreement) provided that the liquidity event occurs before the seventh anniversary of the grant date. Upon the occurrence of a liquidity event before such seventh anniversary, of the effective date of the Restricted Stock Unit Plan, participants who are employed by us will receive for each RSU held either shares of Class A voting common stock having a fair market value equal to, or in the discretion of our Board of Directors cash equal to, the difference between the fair market value of a share of common stock and the base value of the RSU. Participants whose employment terminates without cause or as a result of retirement, disability or death will retain specified percentages of their RSU awards. All RSUs are forfeited if a liquidity event does not occur before June 26, 2013.
     All outstanding options under the Day Option Plan were terminated. As of June 26, 2006, there had been 75 options outstanding under the Day Option Plan with an exercise price of $1,000 per share expiring in 2006 and 310 options outstanding with an exercise price of $1,200 per share expiring in 2007.
Stock Option Grants
     On August 9, 2006, we granted options to purchase shares of our Class A voting common stock to selected executive officers and directors under a new 2006 Stock Option Plan. The options were granted at an exercise price of $2,500 per share, representing the fair market value of our voting common stock on the date of grant as determined by our Board of Directors, as our common stock is not publicly traded. The options vest and become exercisable in four equal annual installments on the first four anniversaries of the grant date and expire ten years from the grant date. Unvested options vest and become exercisable in full upon a sale of Day International Group, Inc. to an independent third party approved by Greenwich IV, LLC, our major shareholder. If a participant exercises any options granted under the 2006 Plan, all options granted to the participant under our 1998 Stock Option Plan are forfeited. Conversely, if a participant exercises any options granted under the 1998 Plan, all options granted to the participant under the 2006 Plan are forfeited.
Outstanding Equity Awards at Fiscal 2006 Year-End
     The following table sets forth information concerning unexercised options and restricted stock units outstanding for each named executive officer at the end of 2006.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options or RSUs	Options or RSUs		Option Exercise or
	(#)	(#)		Base Price	Option or RSU
Name	Exercisable	Unexercisable		($)	Expiration Date
Dennis R. Wolters	450	2,400	(1)	4,030	1/16/07
	—	200	(2)	4,030	5/29/12
	—	1,200	(3)	1,000	6/26/13
	—	280	(4)	2,500	8/9/16

David B. Freimuth	124	656	(1)	4,030	1/16/07
	—	75	(2)	4,030	5/29/12
	—	200	(3)	1,000	6/26/13
	—	110	(3)	1,200	6/26/13
	—	310	(4)	2,500	8/9/16

Dermot J. Healy	53	282	(1)	4,030	1/16/07
	—	40	(2)	4,030	5/29/12
	—	200	(3)	1,200	6/26/13
	—	120	(4)	2,500	8/9/16

Thomas J. Koenig	9	51	(1)	4,030	1/16/07
	60	135	(2)	4,030	5/29/12
	—	185	(4)	2,500	8/9/16

Stephen P. Noe	100	200	(2)	4,030	5/29/12
	—	215	(4)	2,500	8/9/16

(1)	Performance options, super performance options and exit options granted under the 1998 Stock Option Plan.

(2)	Performance options granted under the 1998 Stock Option Plan. Performance options vest and become exercisable in annual installments based upon achievement of annual EBITDA targets.

(3)	Restricted stock units which vest on a liquidity event occurring prior to June 26, 2013.

(4)	Options vest in four equal annual installments on the first four anniversaries of the grant date. The grant date was August 9, 2006.
Individual Retirement Plan
     We provide Dermot J. Healy, our Managing Director, Europe, with a tax-qualified defined contribution individual retirement plan under U.K. pension law known as a “money purchase scheme.” We fund this plan at a base contribution rate of £28,000 per year plus the compounded U.K. inflation rate until Mr. Healy’s retirement at normal retirement age. The money purchase scheme is a self-directed retirement account and permits participant contributions. Our contributions to the plan for 2006 are reported in the Summary Compensation Table.
Nonqualified Deferred Compensation

     The following table sets forth information concerning each nonqualified defined contribution plan or other nonqualified deferred compensation plan with respect to our named executive officers.

	Executive				Aggregate
	Contributions in	Registrant	Aggregate	Aggregate	Balance at Last
	Last Fiscal	Contributions in	Earnings in Last	Withdraws/	Fiscal Year
	Year(1)	Last Fiscal Year(1)	Fiscal Year	Distributions	End(2)
Name	($)	($)	($)	($)	($)
Dennis R. Wolters	12,000	26,650	16,819	—	182,709

David B. Freimuth	29,343	6,939	11,459	—	201,398

Dermot J. Healy	—	—	—	—	—

Thomas J. Koenig	6,300	3,646	3,140	—	53,316

Stephen P. Noe	24,775	8,850	9,698	—	189,634

(1)	All amounts in these columns are reported as compensation for 2006 in the Summary Compensation Table.

(2)	The following amounts in this column were reported as compensation to the named executive officer in the Summary Compensation Table for previous years: Mr. Wolters $15,848, Mr. Freimuth $2,575, Mr. Koenig $1,786 and Mr. Noe $5,246.
     The Day International, Inc. Supplemental Savings and Retirement Plan permits a select group of executives to defer up to 25% of base salary and 50% of bonus compensation annually to the Plan. The Plan also provides for company contributions to participants’ accounts to make-up reduced company contributions on participants’ behalf to the Day International, Inc. 401(k) Savings and Retirement Plan, which can occur when a participant’s elective deferrals under the Supplemental Plan reduces the company discretionary contribution on his behalf to the 401(k) Plan or the participant’s compensation exceeds the limit for the company discretionary contribution to the 401(k) Plan. Participants’ accounts accrue earnings based on different investment funds selected by the participant. Investment options may be changed twice a year. Benefits are paid upon death, disability or termination of employment in a lump sum or annual installments over five years as chosen by the participant. Amounts deferred or credited under the Supplemental Plan are unfunded obligations of the company and subject to the same risks as other general obligations of the company.
Potential Payments Upon Termination or Change in Control
     Set forth below is information concerning amounts and benefits that would become payable under existing agreements, plans and arrangements to our named executive officers upon a termination of employment or a change in control of the company. These benefits are in addition to benefits available generally to all salaried employees.
     Employment Agreements. If the employment of Mr. Wolters or Mr. Freimuth is terminated without cause, whether actually or constructively, if there is a reduction in his benefits package following a change in control, or if the executive is terminated due to a disability, the executive is entitled to receive accrued salary to the date of termination, accrued and unused vacation, pro-rata incentive bonus for the year of termination assuming 100% of plan target was met, a lump sum equal to one times base salary and the annual incentive bonus as if 100% of plan target was met, and continuation of all benefits and perquisites for one year following termination. If the employment of Mr. Healy, Mr. Koenig or Mr. Noe is terminated without cause, the executive is entitled to receive accrued salary to the date of termination and a lump sum equal to one times base salary and annual incentive bonus as if 100% of plan target was met. If employment is terminated due to disability, Messrs. Healy, Koenig and Noe are entitled to receive accrued salary to the date of termination and pro-rata incentive bonus for the year of termination based on actual performance.
     The following table shows the estimated amounts payable to named executive officers assuming the executive’s employment had terminated on December 31, 2006.

Aggregate Cash Payments
Upon Termination
Name	Without Cause or Disability
Dennis R. Wolters	$730,000

David B. Freimuth	374,600

Dermot J. Healy	187,800

Thomas J. Koenig	281,400

Stephen P. Noe	367,000
     All employment agreements contain confidentiality, non-competition and non-solicitation provisions. Mr. Wolters and Mr. Freimuth are released from their non-competition obligation and certain non-solicitation provisions if their employment is terminated without cause.
     If the executive’s employment terminates due to death, the executive’s estate is entitled to accrued salary through the date of death, pro-rata incentive bonus for the year of termination, and the executive’s life insurance benefit. We provide group term life insurance for the named executives in the following amounts: Mr. Wolters $500,000, Mr. Freimuth $465,703, Mr. Healy $352,448, Mr. Koenig $352,800 and Mr. Noe $486,250.
     Equity Awards. Exit options granted under the 1998 Stock Option Plan vest based on the return to our major shareholder upon a sale of its interest. Restricted stock units (RSUs) granted under the 2006 Restricted Stock Plan vest and become exercisable upon a change in control. Unvested stock options granted under the 2006 Stock Option Plan automatically become 100% vested upon an approved sale of Day International, Inc. Assuming a change in control occurred on December 31, 2006, the following executive officers would hold accelerated options and RSUs with the following values:

Aggregate Value of Accelerated
Name	Option and RSU Awards(1)
Dennis R. Wolters	$7,250,849

David B. Freimuth	1,965,289

Dermot J. Healy	895,476

Thomas J. Koenig	—

Stephen P. Noe	—

(1)	Based on the spread between the exercise price or base price of the option or RSU and the fair market value of our common stock on December 31, 2006 as determined by our Board of Directors.
     Nonqualified Deferred Compensation and Retirement Plans. Our named executive officers participate in a nonqualified deferred compensation plan that permits the deferral of salary and bonus and provides for company make-up contributions. Amounts shown in the last column of the Nonqualified Deferred Compensation Table reflect the executive’s aggregate balance under the plan at December 31, 2006 which would become payable to the executive upon a termination of employment for any reason. Mr. Healy participates in a U.K. individual retirement plan described under Individual Retirement Plan.
Director Compensation for 2006
     The following table sets forth information concerning the compensation of our non-employee directors for 2006.

	Fees Earned or	Option
	Paid in Cash	Awards(1)	Total
Name	($)	($)	($)
William C. Ferguson	100,000	5,856	105,856

Sean W. Brophy	25,000	—	25,000

Carl J. Crosetto	—	—	—

Matthew C. Kaufman	—	—	—

Philip Raygorodetsky	—	—	—

Christopher A. White	—	—	—

Duncan P. Varty	25,000	1,952	26,952

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year with respect to option awards in accordance with the modified prospective application method under SFAS No. 123(R) without regard to estimates for forfeitures related to service-based vesting conditions. For information regarding our valuation of option awards, see Note L to our consolidated financial statements in Item 8.

The grant date fair value of each option award computed in accordance with SFAS No. 123(R) for each non-employee director is as follows: Mr. Ferguson $56,220 and Mr. Varty $18,740.

The aggregate number of options outstanding for each non-employee director at December 31, 2006 was as follows: Mr. Ferguson 75 and Mr. Varty 25.

Director Compensation Arrangements
     As compensation for services as director, in 1998 Mr. Ferguson received warrants to purchase up to 74 shares of our common stock at $4,030 per share expiring 2009. In 2000 Mr. Ferguson and Mr. Crosetto each received warrants to purchase up to 74 shares of our common stock at $4,030 per share expiring in 2010. All warrants are fully vested.
     In 2006, Messrs. Ferguson and Varty were granted options to purchase 75 and 25 shares of our common stock, respectively, at an exercise price of $2,500 per share vesting in four equal annual installments on each of the first four anniversaries of the grant date and expiring August 9, 2016.
     Mr. Ferguson receives an annual retainer of $100,000 for his services as Chairman of the Board. Mr. Brophy and Mr. Varty each receive an annual retainer of $25,000 for their services as a director. None of our other directors receive any cash compensation for their services as directors.
Compensation Committee Interlocks and Insider Participation
     Since we do not have a compensation committee, our Board of Directors determines executive compensation. Mr. Ferguson serves on the Advisory Board of GSC Group. Mr. Crosetto is a Managing Director of GSC Group. Mr. Kaufman is a Senior Managing Director of GSC Group. Mr. Raygorodetsky is a Managing Director of GSC Group. Mr. White is a Director of Cowen Investments I, LLC. GSC Group and Cowen Investments I, LLC, our controlling shareholders, provide business, financial and management advisory services to the company for an annual total fee of $1.0 million, plus expenses. We also have agreed to indemnify GSC Group and Cowen Investments I, LLC against certain liabilities. Mr. Wolters is our President and CEO. No other executive officers participated in Board deliberations regarding executive compensation in 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders (1)	9,434	3,742	448

Total	9,434	$3,742	448

(1)	These plans consist of the Day Stock Option Plan, the 1998 Stock Option Plan and warrants issued to individual directors as compensation for services performed. These plans were approved by shareholders holding a majority of the Class A Voting Common Stock through their representation on the Board of Directors. See Note L to the Consolidated Financial Statements for detailed descriptions of these plans.
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

	No. of Shares
	of Stock	% of
Name of Beneficial Owner	(a)(b)	Stock
Common Stock:
Dennis R. Wolters	808	3.0
David B. Freimuth	262	1.0
Dermot J. Healy	78	0.3
Thomas J. Koenig	107	0.4
Stephen P. Noe	144	0.5
Sean W. Brophy	—	—
Carl J. Crosetto (c)	74	0.3
William C. Ferguson	148	0.6
Matthew C. Kaufman (c)	—	—
Philip Raygorodetsky (c)	—	—
Christopher A. White (d)	—	—
Duncan P. Varty	5	0.0
All Directors and Executive Officers as a Group (14 persons)	1,712	6.4
Unione Italiana	195	0.7
Towerbrook	974	3.0
Cowen Investments I, LLC (d)	3,865	14.5
1221 Avenue of the Americas New York, NY 10020
Greenwich IV, LLC (c)	19,156	72.0
GSC Partners 500 Campus Drive, Suite 220 Florham Park, NJ 07932

(a)	Beneficial ownership is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. The table includes shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this report. As of the date of this report, the number of such shares is 1,574.3. Exercisable options included in the number of shares above include 508 shares for Mr. Wolters, 162 shares for Mr. Freimuth, 78 shares for Mr. Healy, 93 shares for Mr. Koenig, 145 shares for Mr. Noe and 1,050 shares for all directors and executive officers as a group. The shares listed for Mr. Crosetto and Mr. Ferguson represent vested warrants to purchase shares of Common Stock.

(b)	Cowen Investments owns shares of Class B Non-Voting Common Stock. Class C Non Voting Shares are owned by Quantum Industrial Partners, SFM Domestic Investments, TRV Employees Fund, The Travelers Insurance Company, The Travelers Life & Annuity Company, Unione Italiana, Towerbrook, Cowen Investments and GSC Partners. All other shares are shares of Class A Voting Common Stock.

(c)	Greenwich IV, LLC is an affiliate of GSC Group. Messrs. Crosetto, Kaufman and Raygorodetsky may be deemed to have indirect beneficial ownership of the 19,156 shares of Common Stock beneficially owned by Greenwich IV, LLC by virtue of their affiliation with GSC Group. Each of Messrs. Crosetto, Kaufman and Raygorodetsky disclaim any such beneficial ownership.

(d)	Mr. White may be deemed to have indirect beneficial ownership of the 3,865 shares of Common Stock by virtue of his affiliation with Cowen Investments. Mr. White disclaims any such beneficial ownership.
Stockholders Agreement
The Stockholders Agreement provides for the number of directors of the Board of Directors of the Company to be such number as designated by GSC Group and for the composition of the Board of Directors of the Company to consist of four individuals designated by GSC Group and, for so long as Cowen Investments I, LLC holds 5% of the outstanding Common Stock, one individual designated by Cowen Investments I, LLC.
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
The Stockholders Agreement creates certain conventional “drag” and “tag” rights with respect to the shares of the Common Stock owned by the Management Stockholders. The Stockholders Agreement also provides that at any time after the Acquisition Closing Date, GSC Group shall have the right to require the Company to effect up to two registrations of their Common Stock on Form S-1 under the Securities Act and, if available, unlimited registrations on Form S-2 or S-3 under the Securities Act; from and after a public offering, Cowen Investments I, LLC shall have the right to require the Company to effect up to two registrations of the Common Stock on Form S-3 under the Securities Act and that the Company shall pay all registration expenses in connection with each registration of shares of the Common Stock pursuant to the Stockholders Agreement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We have engaged GSC Group and Cowen Investments I, LLC, pursuant to the Management Agreement, to provide us with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. The Management Agreement provides for an annual fee of $1.0 million and contains indemnification and expense reimbursement provisions that are customary for management agreements of this type. The Management Agreement will continue in full force and effect, and will terminate upon, the earlier of (i) January 18, 2008, and (ii) the date on which the affiliates of GSC Group no longer, directly or indirectly, own any shares of capital stock of the Company, and may be earlier terminated by GSC Group, in its sole discretion.
Review and Approval of Transactions with Related Persons

     Our code of ethics for associates, including executive officers, prohibits associates from accepting any compensation from, being employed by, or holding a financial interest in, any outside concern that does or seeks to do business with us, other than for small investments in publicly-held companies. Investments in privately-held organizations with which we do or might do business must be reported to management.
     We review all financial transactions, arrangements or relationships between the company and our directors, executive officers, their immediate family members and our significant shareholders to determine the materiality of the related person’s interest, whether it creates a conflict of interest, and whether it is on terms comparable to arm’s length dealings with an unrelated party or otherwise fair to us. Our internal auditing staff is responsible for developing controls and processes for identifying related party transactions. Our CEO is normally responsible for reviewing and approving related party transactions, unless he determines the size, significance or other aspects of the transaction require review and approval by our Board of Directors.
Director Independence
     Messrs. Ferguson, Brophy and Varty are independent under New York Stock Exchange corporate governance listing standards. We are not a listed issuer on the NYSE but have used the NYSE definition of independence for purposes of this determination. We do not have separately designated audit, nominating or compensation committees and our Board of Directors performs the functions normally performed by such committees. Messrs. Crosetto, Kaufman, Raygorodetsky and White, by virtue of their positions with GSC Group and Cowen Investments I, LLC, respectively, our controlling shareholders, and Mr. Wolters our CEO, are not independent under the NYSE independence standards for audit, nominating and compensation committee members.
     We are a “controlled company” under the NYSE corporate governance listing standards as more than 50% of our voting power is held by Greenwich IV, LLC, an affiliate of GSC Group. A controlled company is not required to comply with the NYSE’s requirements that a majority of the board of directors be independent or that the nominating and compensation committees be composed entirely of independent directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees
The following table presents fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2006 and 2005.

	2006	2005
Audit fees	$494	$527
Audit-related fees	33	3
Tax fees	316	435

Total	$843	$965

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
Day International Group, Inc.
Years ended December 31, 2006, 2005 and 2004:
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

Day International Group, Inc. (Registrant)

Date: March 30, 2007	By:	/s/ Dennis R Wolters
Dennis R. Wolters
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Day International Group, Inc. and in the capacities and on the dates indicated.

Date: March 30, 2007	By:	/s/ Dennis R Wolters
Dennis R. Wolters
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 30, 2007	By:	/s/ Thomas J. Koenig
Thomas J. Koenig
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 30, 2007	By:	/s/ William C. Ferguson
William C. Ferguson
Director

Date: March 30, 2007	By:	/s/ Sean W. Brophy
Sean W. Brophy
Director

Date: March 30, 2007	By:	/s/ Carl J. Crosetto
Carl J. Crosetto
Director

Date: March 30, 2007	By:	/s/ Matthew C. Kaufman
Matthew C. Kaufman
Director

Date: March 30, 2007	By:	/s/ Philip Raygorodetsky
Philip Raygorodetsky
Director

Date: March 30, 2007	By:	/s/ Christopher A. White
Christopher A. White
Director

Date: March 30, 2007	By:	/s/ Duncan P. Varty
Duncan P. Varty
Director

INDEX TO EXHIBITS
(1) Underwriting Agreements
1.1	Purchase Agreement, dated as of March 13, 1998 between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 1.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))
(3) Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of Day International Group, Inc. (“Group”), as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2003)

3.2	Certificate of Amendment to the Certificate of Incorporation of Day International Group, Inc., dated as of December 2, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K dated December 8, 2005)

3.3	By-Laws of Group, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2003)
(4) Instruments Defining Rights of Security Holders, including Indentures
4.1	Registration Rights Agreement, dated as of March 18, 1998, by and between the Company and Societe Generale Securities Corporation (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.2	Certificate of Designation, dated March 18, 1998, of Powers, Preferences and Relative, Participating, Optional and other Special Rights of 12 1/4% Senior Exchangeable Preferred Stock due 2010 and Qualifications, Limitations and Restrictions thereof (the “Exchangeable Preferred Stock”) (incorporated by reference to Exhibit 4.5.1 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.3	Form of Global Certificate for the Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.5.2 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

4.4	Certificate of Amendment to the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, dated as of December 2, 2005 (incorporated by reference to Exhibit 3.3 to Form 8-K dated December 8, 2005)

4.5	Certificate of Amendment to the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, dated as of May 10, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K dated May 11, 2006)

4.6	Amended and Restated Stockholders Agreement, dated as of October 19, 1999, among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.5 to the Form 8-K dated October 28, 1999)

4.7	Amendment to the Amended and Restated Stockholders Agreement, dated as of December 2, 2005, among Day International Group, Inc. and the stockholders thereto (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 8, 2005)
(10) Material Contracts
10.1	Credit and Guaranty Agreement, dated as of December 5, 2005, among Day International Group, Inc., Day International, Inc., certain subsidiaries of Day International, Inc., various lenders party thereto and Goldman Sachs Credit Partners L.P. as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 8, 2005)

10.2	Deed of Trust, dated January 15, 1998, with respect to the North Carolina property (incorporated by reference to Exhibit 4.12 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839)); as amended October 19, 1999 (incorporated by reference to Exhibit 10.6.1 to the Form 8-K dated September 22, 2003); as further amended June 29, 2001 (incorporated by reference to Exhibit 10.6.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.6.3 to the Form 8-K dated September 22, 2003) as modified December 5, 2005.

10.3	Mortgage and Security Agreement Dated January 16, 1998, with respect to the Michigan Property (incorporated by reference to Exhibit 4.13 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839)); as amended October 19, 1999 (incorporated by reference to Exhibit 10.7.1 to the Form 8-K dated September 22, 2003); as further amended June 29, 2001 (incorporated by reference to Exhibit 10.7.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.7.3 to the Form 8-K dated September 22, 2003) as modified

10.4	Mortgage Agreement, dated October 19, 1999, with respect to the South Carolina property (incorporated by reference to Exhibit 10.5.1 to the Form 8-K dated September 22, 2003); as amended June 29, 2001 (incorporated by reference to Exhibit 10.5.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.5.3 to the Form 8-K dated September 22, 2003)

10.5	Deed of Trust, dated October 19, 1999, with respect to the Texas property (incorporated by reference to Exhibit 10.8.1 to the Form 8-K dated September 22, 2003); as modified September 16, 2003 (incorporated by reference to Exhibit 10.8.2 to the Form 8-K dated September 22, 2003) as modified

10.6	Mortgage Agreement, dated October 19, 1999, with respect to the Illinois property (incorporated by reference to Exhibit 10.9.1 to the Form 8-K dated September 22, 2003); as amended June 29, 2001 (incorporated by reference to Exhibit 10.9.2 to the Form 8-K dated September 22, 2003); and as modified September 16, 2003 (incorporated by reference to Exhibit 10.9.3 to the Form 8-K dated September 22, 2003) as modified

10.9	Stock Purchase Agreement, dated as of December 18, 1997, by and among Greenwich IV, LLC, GSD Acquisition Corp. and the Stockholders of Day International Group, Inc.

parties thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K dated January 16, 1998); as amended on January 16, 1998 (incorporated by reference to Exhibit 2.2 to the Form 8-K dated January 16, 1998)

10.10*	Consulting Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.1 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.11*	Indemnification Agreement between the Company and GSC Partners (incorporated by reference to Exhibit 10.5.2 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.12*	Consulting Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.3 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.13*	Indemnification Agreement between the Company and SG Capital Partners Limited (incorporated by reference to Exhibit 10.5.4 to the Amendment No. 2 to Registration Statement on Form S-4/A filed on June 22, 1998 (Reg. No. 333-51839))

10.14	Purchase Agreement between Armstrong World Industries, Inc. and Armstrong World Industries GmbH, as Sellers and Day International, Inc., as Buyer (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.15	Purchase Agreement by and among Day International Group, Inc., Day International, Inc., Day Germany Holdings GmbH, Saurer AG, Saurer GmbH & Co. KG, Aktiengesellschaft Adolph Saurer and Accotex Inc. (formerly ATPG International, Inc.), dated as of May 9, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 17, 2006)

10.16	Purchase Agreement by and among Day International Group, Inc. and Duco International dated October 11, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 17, 2006)

10.17*	Stock warrant to purchase shares of Common Stock of the Company, dated as of January 18, 1998, issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.18*	Stock warrant to purchase shares of Common Stock of the Company, dated as of January 27, 2000, issued to Mr. William C. Ferguson (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.19*	Stock warrant to purchase shares of Common Stock of the Company, dated as of January 18, 2000, issued to Mr. Carl J. Crosetto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.18*	Employment Agreement, dated January 16, 1998, between the Guarantor and Mr. Dennis R. Wolters (incorporated by reference to Exhibit 10.4 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

10.19*	Employment Agreement, dated January 16, 1998, between Day International, Inc. and Mr. David B. Freimuth (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

10.20*	Form of Executive Employment Agreement between Day International, Inc. and each of Dermot J. Healy (dated September 9, 2005), Thomas J. Koenig (dated August 31, 2005) and Stephen P. Noe (dated October 27, 2005)

10.21*	Day International Group, Inc. Stock Option Plan, dated as of July 6, 1995 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1995); as amended on September 19, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1996); and as further amended on January 16, 1998 (incorporated by reference to Exhibit 10.2.3 to the Amendment No. 1 to Registration Statement on Form S-4/A filed on May 8, 1998 (Reg. No. 333-51839))

10.22*	Day International, Inc. Supplemental Savings and Retirement Plan, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.23*	Day International Group, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.24*	2006 Day International Group, Inc. Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
(21) Subsidiaries of the Registrant
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification
(32) Section 1350 Certifications
32.1	Chief Executive Officer Certification

32.2	Chief Financial Officer Certification

*	- Management contract or compensatory plan or arrangement