Form 10-K/A
period 2006-12-31
DAY INTERNATIONAL GROUP INC
filed 2007-04-03
CIK 946991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

PART I
Explanatory Note
We are filing this Amendment of Form 10-K/A to our Annual Report on Form 10-K for the period ending December 31, 2006, which was filed April 2, 2007 to amend page 27. On page 27 of the report, the date of the Report of Independent Registered Public Accounting Firm was inadvertently reported as March 30, 2007 instead of April 2, 2007.
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

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth summary financial data of the Company for each of the five fiscal years in the period ended December 31, 2006.

	2006	2005	2004	2003
	(a)(c)	(a)	(a)	(a) (b)	2002
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$348,134	$310,242	$305,447	$231,611	$211,015
Gross profit	131,509	116,984	112,759	87,389	80,179
Operating profit	55,976	47,222	43,546	35,344	32,349
Income (loss) from continuing operations before cumulative effect of change in accounting principle	2,092	(9,884)	(15,662)	(12,097)	2,192
Cumulative effect of change in accounting principle					616
Net income of discontinued operations	21,534	3,694	5,639	5,724	6,990
Net income (loss)	23,626	(6,190)	(10,021)	(6,373)	9,798
Net income (loss) available to common shareholders	23,626	(6,190)	(10,021)	(16,041)	(7,493)
Other Financial Data:
Capital expenditures	$10,921	$7,478	$10,433	$6,874	$8,264
Depreciation	10,708	10,782	10,501	9,309	8,197
Amortization	1,876	4,124	4,984	6,303	6,332
Balance Sheet Data (at end of period):
Fixed assets, net of accumulated depreciation	$72,843	$57,999	$61,674	$61,556	$60,228
Total assets	407,307	385,562	329,977	323,930	281,331
Long-term and subordinated long-term debt (including current maturities)	360,437	399,306	252,390	279,820	252,145
Redeemable preferred stock	55,342	48,657	169,805	146,649	126,646
Stockholders’ equity (deficit)	(113,635)	(151,254)	(136,018)	(127,724)	(119,450)

(a)	Effective July 1, 2003, the Company adopted SFAS No. 150 and recorded dividends on the redeemable preferred stock as interest expense subsequent to adoption. Preferred stock dividends included in interest expense were $6,685 in 2006, $24,813 in 2005, $23,156 in 2004 and $10,336 for the period from July 1, 2003 through December 31, 2003.

(b)	The Company acquired NDI as of November 24, 2003. The statement of operations data includes the results of this acquisition from the date of acquisition.

(c)	The Company acquired Duco International as of October 12, 2006. The statement of operations data includes the results of this acquisition from the date of acquisition.

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

The effective tax rate on continuing operations was 11,593.02% and (1,335.4%) in 2005 and 2004. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense.
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

		Less than	2 - 3	4 - 5	After
	Total	one year	years	years	five years
	(Dollars in thousands)
Contractual Obligation:
Long-term debt	$357,896	$3,599	$7,199	$7,199	$339,899
Redeemable preferred stock	55,342		55,342
Capital lease obligation	2,541	807	1,049	331	354
Operating leases	11,048	3,128	3,736	2,065	2,119

Total	$426,827	$7,534	$67,326	$9,595	$342,372

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
April 2, 2007

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

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	2006	2005	2004
NET SALES	$348,134	$310,242	$305,447

COST OF GOODS SOLD	216,625	193,258	192,688

GROSS PROFIT	131,509	116,984	112,759

SELLING, GENERAL AND ADMINISTRATIVE	74,500	68,732	68,181
AMORTIZATION OF INTANGIBLES	33	30	32
MANAGEMENT FEES (Note K)	1,000	1,000	1,000

OPERATING PROFIT	55,976	47,222	43,546

OTHER EXPENSES (INCOME):
Interest expense:
Long-term debt (including amortization of deferred financing costs and discount of $1,826, $1,826, and $1,775, in 2006, 2005 and 2004 and loss on extinguishment of debt of $8,378 in 2005, and gain on interest rate swap of $5,981)	29,579	31,222	21,985
Redeemable preferred stock (including amortization of discount and issuance costs of $127, $185, and $188 in 2006, 2005 and 2004) (Note G)	6,685	24,813	23,156
Gain on expired stock options	(1,105)	(6,640)
Other expense (income)—net	8,853	(2,259)	(504)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,964	86	(1,091)

INCOME TAX EXPENSE (Note I)	9,872	9,970	14,569

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,092	(9,884)	(15,660)

DISCONTINUED OPERATIONS:
INCOME FROM DISCONTINUED OPERATIONS (Including net gain on disposal of $19,102 in 2006)	21,846	6,259	9,470
INCOME TAX EXPENSE	312	2,565	3,831

INCOME FROM DISCONTINUED OPERATIONS (Net of Tax)	21,534	3,694	5,639

NET INCOME (LOSS)	$23,626	$(6,190)	$(10,021)

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

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,626	$(6,190)	$(10,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,708	10,782	10,501
Amortization of goodwill and intangibles	1,876	4,124	4,984
Gain on the sale of discontinued operations	(19,102)
Gain on unwinding the interest rate swap	(5,981)
Interest expense:
Redeemable preferred stock dividends	6,685	24,813	23,156
Loss on extinguishment of debt		8,378
Deferred income taxes	3,268	3,436	9,105
Foreign currency loss (gain)	8,663	(5,986)	(1,690)
Undistributed earnings of investees	(815)	(609)	(325)
Non-cash activity related to stock options	270	(6,640)
Non-cash (gain) loss on disposal of fixed assets	(198)	(34)	(28)
Change in assets and liabilities:
Accounts receivable	(7,613)	1,261	(5,816)
Inventories	(4,750)	(3,129)	(146)
Prepaid expenses and other current assets	(2,699)	(938)	684
Accounts payable and accrued expenses	16,386	(1,662)	9,313

Net cash provided by operating activities	30,324	27,606	39,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(37,063)	(379)	(1,346)
Capital expenditures	(10,921)	(7,478)	(10,433)
Proceeds from sale of discontinued operations	50,081
Proceeds from sale of property	1,337		2,085

Net cash (used in) provided by investing activities	3,434	(7,857)	(9,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options			25
Proceeds from issuance of debt		390,000
Redemption of preferred shares		(149,518)
Payment of deferred financing fees		(10,506)	(633)
Proceeds from unwinding interest rate swap	5,981
Payments on long-term debt	(48,511)	(239,938)	(30,057)
Net (payments on) proceeds from revolving credit facility		(1,025	575

Net cash used in financing activities	(42,530)	(10,987)	(30,090)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(249)	(164)	184

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(9,021)	8,598	117
Cash and cash equivalents at beginning of period	9,595	843	726

Cash and cash equivalents at end of period	$574	$9,441	$843

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
On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as defined in SFAS No. 123(R), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock, and has not restated results of prior periods. Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Under SFAS 123(R), we elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense will now be reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon adoption of SFAS 123(R), the Company started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses
As a result of adopting SFAS 123(R) Pro forma amounts are included below to illustrate the effect on net income for the years ended December 31, 2005 and December 31, 2004, as if we had applied the fair value recognition provisions of SFAS 123(R) to our options at that time.

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
Net sales for the years ended December 31, 2006, 2005 and 2004, and long-lived assets as of December 31, 2005, 2004 and 2003, by geographic area are as follows:

	2006	2005	2004
Net sales:
United States	$170,971	$158,805	$165,152

Germany	52,539	46,995	42,020
United Kingdom	61,308	47,081	44,523
Other international	88,225	76,173	72,291

Total International	202,072	170,249	158,834

Inter-area	(24,909)	(18,812)	(18,539)

	$348,134	$310,242	$305,447

Long-lived assets:
United States	$159,641	$154,046	$153,541

Germany	29,594	25,544	26,344
United Kingdom	49,144	21,656	23,784
Other international	12,119	11,645	11,917

Total international	90,857	58,845	62,045

	$250,498	$212,891	$215,385

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
2006 Stock Option Plan
In August 2006, the Board approved a new 2006 Stock Option Plan. Under the 2006 Stock Option Plan, unless otherwise provided by the Board, the options vest and become exercisable in four equal annual installments, on each of the first four anniversaries of the date of grant. The vesting is accelerated upon an approved sale under the stockholders Agreement. The 2006 Stock Option Plan also allows appropriate adjustments as provided under the 1998 Stock Option Plan. As of December 31, 2006 1,775 options have been granted under the plan with an exercise price of $2,500. The options, vested and unvested, which have not expired or been exercised previously, will expire in August 2016. The fair market value of each option at the grant date was $749.60 per share. The fair value of each option award at the grant date was estimated using the Black-Scholes multiple option pricing model with the following weighted average assumptions; expected life of options - 10 years, risk free interest rate - 4.0%; expected stock price volatility - .05%; expected dividend yield - 0%. Compensation expense of $1,375 was recorded in 2006.
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