Form 10-Q
period 2007-03-31
DAY INTERNATIONAL GROUP INC
filed 2007-05-14
CIK 946991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2007
Commission File No. 333-51839
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
Yes ☐     No ☑
There were 23,823 Common Shares of the Company, $0.01 per share par value, outstanding as of May 1, 2007.

DAY INTERNATIONAL GROUP, INC.
INDEX

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(In thousands)

	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,018	$574
Accounts receivable (less allowance for doubtful accounts of $2,665 and $2,580, respectively)	56,272	55,807
Inventories (Note B)	54,877	51,534
Other current assets	21,792	23,157

Total current assets	134,959	131,072
Property, plant and equipment, net of accumulated depreciation of $70,154 and $67,550, respectively	74,771	72,843
Goodwill	163,472	163,294
Intangible assets, net of accumulated amortization of $33,914 and $33,454, respectively	13,543	14,361
Other assets	25,882	25,737

TOTAL ASSETS	$412,627	$407,307

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$23,162	$20,832
Current maturities of long-term debt	4,181	4,407
Other current liabilities	30,334	31,735

Total current liabilities	57,677	56,974

Long-term and subordinated long-term debt	355,420	356,030
Other long-term liabilities	51,043	52,596
Redeemable preferred stock (Note C)	56,791	55,342

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares	1	1
Additional pain-in capital	1,375	1,375
Contra-equity associated with the assumption of majority shareholder’s bridge loan	(68,673)	(68,673)
Accumulated deficit	(51,841)	(57,765)
Accumulated other comprehensive income	10,834	11,427

Total stockholders’ equity (deficit)	(108,304)	(113,635)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$412,627	$407,307

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands)
(Unaudited)

	2007	2006

NET SALES	$98,813	$80,406

COST OF GOODS SOLD	61,866	49,907

GROSS PROFIT	36,947	30,499

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	21,017	18,309
AMORTIZATION OF INTANGIBLES	8	8
MANAGEMENT FEES	250	250

OPERATING PROFIT	15,672	11,932

OTHER EXPENSES:
Interest expense:
Long-term debt (including gain on swap termination of ($596) and $0, and amortization of deferred financing fees of $460, and $460)	8,139	8,565
Redeemable preferred stock dividends (including amortization of discount and issuance costs of $33 and $33)	1,449	1,490
Other (income) expense	166	1,690

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,918	187

INCOME TAX EXPENSE	2,826	566

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,092	(379)

DISCONTINUED OPERATIONS: (Note I)
INCOME FROM DISCONTINUED OPERATIONS	—	1,608
INCOME TAX EXPENSE		617

INCOME FROM DISCONTINUED OPERATIONS		991

NET INCOME	$3,092	$612

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,092	$612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,412	3,231
Interest expense—redeemable preferred stock dividends	1,449	1,490
Deferred income taxes	(733)	5,369
Equity in earnings of investees	(179)	(87)
Foreign currency loss	230	4,001
Gain on disposal of fixed assets	(11)	—
Change in operating assets and liabilities	(2,372)	(6,619)

Net cash provided by operating activities	4,888	7,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,890)	(2,172)

Net cash used in investing activities	(3,890)	(2,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(6,446)	(12,752)
Net proceeds from revolving credit facility	5,000	400

Net cash used in financing activities	(1,446)	(12,352)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,892	(30)

Net increase (decrease) in cash and cash equivalents	1,444	(6,557)
Cash and cash equivalents at beginning of period	574	9,441

Cash and cash equivalents at end of period	$2,018	$2,884

See notes to condensed consolidated financial statements.

DAY INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
A. BASIS OF PRESENTATION
The balance sheet as of December 31, 2006, is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The consolidated financial statements of Day International Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. The consolidated results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.
On October 12, 2006, the Company completed its acquisition of the stock of Duco Holdings Limited (“Duco International”) for £17.1 million ($32.0 million) in cash. Duco International, headquartered in the UK, is a printing blanket manufacturer with facilities in Slough and Swindon, England. Duco’s global distribution covers five continents with its most significant presence in Europe, Asia Pacific and India. Results of operations of Duco are included in the Company’s consolidated results of operations for the period subsequent to the acquisition.
Prior to June 30, 2006, the Company operated a Textile Products segment that manufactured and marketed precision engineered rubber cots and aprons sold to textile yarn spinners and other engineered rubber products sold to diverse markets. On June 30, 2006, Day sold 100% of its Textile Products Group to certain affiliates of Saurer, AG.
B. INVENTORIES
Inventories as of March 31, 2007 and December 31, 2006, consist of:

	2007	2006
		(Audited)
Finished goods	$23,890	$22,678
Work in process	6,475	6,160
Raw materials	24,512	22,696

	$54,877	$51,534

C. REDEEMABLE PREFERRED STOCK
The Company has outstanding $56,791 and $55,342 of 12 1/4% Senior Redeemable Preferred Stock (“Redeemable Preferred Stock”) at March 31, 2007 and December 31, 2006, respectively. All dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of

each year. On and before March 15, 2003, the Company paid dividends in additional fully-paid and non-assessable shares of Redeemable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After March 15, 2003, dividends were required to be paid in cash and if not paid for four consecutive quarters, then the holders of the Redeemable Preferred Stock would have the right to elect two members to the Board of Directors until the dividends in arrears were paid. During the fourth quarter of 2004, the Redeemable Preferred Stockholders elected two members to the Board of Directors. Although the Company paid its accrued, unpaid dividends through December 5, 2005, various restrictions in the New Credit Agreements limit the Company’s ability to pay cash dividends. The Company does not anticipate that the restrictions on payment of cash dividends will change in the near term to allow future dividends to be paid.
On May 10, 2006, the Company amended the Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Special Rights of the 12 1/4% Senior Redeemable Preferred Stock due 2010 (the “Redeemable Preferred Stock”) and Qualifications, Limitations and Restrictions Thereof to allow dividends to be paid, at the Company’s option, either in cash or by the issuance of additional fully paid and non-assessable shares of Redeemable Preferred Stock (including fractional shares). The Company then determined to pay all unpaid dividends in arrears for the periods ending on December 15, 2005 and March 15, 2006 for the Redeemable Preferred Stock by issuing a dividend of .034132 shares of authorized but unissued Redeemable Preferred Stock for each share of Redeemable Preferred Stock issued, outstanding and held of record by such holder as of the close of business on the May 10, 2006 and the date of payment was May 12, 2006. Dividends in arrears are $290 and $563 as of March 31, 2007 and December 31, 2006, respectively and are included in the Redeemable Preferred Stock balance.
D. INCOME TAXES
The Company’s effective income tax rate for 2007 and 2006 is different from the statutory rates in effect as a result of the inclusion of the dividends on the redeemable preferred stock in income before income taxes. The non-deductible preferred stock dividends cause a significant difference between book income and taxable income.
On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. The Company adopted FIN 48 effective January 1, 2007. As of the date of adoption, the Company recognized a $2.8 million decrease in the liability for unrecognized tax benefits with a corresponding increase in retained earnings.
The Company has unrecognized tax benefits of $6.1 million as of March 31, 2007, which includes interest and penalties of $0.2 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $6.1 million. The Company classifies interest and penalties related to uncertain tax positions as selling, general and administrative expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.
The Company is subject to U.S. Federal income tax examinations for tax years 2003 through 2006, to state income tax examinations for tax years 2002 through 2006, and to non-U.S. income tax examinations for tax years 2000 through 2006.
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
F. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income/(loss) is comprised of net income/(loss), net currency translation gains and losses and net unrealized gains and losses on cash flow hedges. Total comprehensive income/(loss) for the three months ended March 31, 2007 and 2006 was $2,501 and $3,602, respectively.
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

H. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	2007	2006

Service cost	$27	$27
Interest cost	17	14
Expected return on plan assets	—	—
Actuarial loss recognized	(5)	5

Net periodic pension costs	$39	$46

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	2007	2006

Service cost	$281	$346
Interest cost	210	247
Amortization of prior service cost	(185)	(209)
Actuarial loss recognized	—	61

Net periodic postretirement benefit costs	$306	$445

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

I. DISCONTINUED OPERATIONS
On June 30, 2006, Day completed the sale of its Textile Products Group to certain affiliates of Saurer, AG for $48.8 million, plus the assumption of certain long term liabilities, resulting in a gain on disposal of $22.5 million (subject to a working capital adjustment). Goodwill in the amount of $5.2 million was written off. The Textile Products Group is a leading supplier of consumable, precision-engineered rubber cots (rollers), aprons (flexible belts), compressive shrinkage belts and other fabricated rubber products for the yarn spinning and glass-fiber-forming industries with sales of approximately $45 million in 2005. It employs approximately 270 full-time associates in its production facilities located in Münster, Germany and Greenville, SC, USA and its sales offices in Italy, Turkey and Hong Kong. Proceeds from the sale were used to repay long-term debt or invested in growth opportunities within the image transfer business. The following table represents the revenue and pretax income as reported in discontinued operations for the three months ended March 31, 2006.

2006

Net sales	$11,836
Pre-tax income	1,696
On May 31, 2006, the Company completed the sale of the Kompac Division to its management team, for $1.5 million resulting in a loss on the sale of $3.4 million (subject to a working capital adjustment). Cash received was $0.6 million and the Company issued notes receivable of $1.1 million. Subsequent to June 30, 2006 payments of $0.3 million have been made on the notes. The Kompac Division manufactures and globally distributes automatic dampening systems and related products. As part of the sale agreement, the Company has agreed to provide certain transitional support to the Kompac Division in order to ensure a smooth change in ownership. The following table represents the revenue and pretax income (loss) as reported in discontinued operations for the three months ended March 31, 2006.

2006

Net sales	$2,069
Pre-tax income (loss)	(88)
J. SUBSEQUENT EVENT
On April 20, 2007, the Company and its security holders, entered into a stock purchase agreement to sell the stock of the Company to the Flint Group, Inc. (“Flint”). The transaction is expected to close in 30 to 60 days from April 20, 2007 and is subject to approval from the competition authorities in the United States and Europe as well as approval by Flint’s sources of financing. Flint Group is dedicated to serving the global printing, converting, and graphic arts industries. Flint Group companies develop, produce and market a wide range of conventional and UV printing inks on a global basis, with regional operations that provide local service throughout Europe, North America, Latin America, Asia, and India/Pacific. Other companies in the group include Flint Group Printing Plates, specializing in photopolymer printing plates, and XSYS Print Solutions, specializing in narrow web inks. Flint Group Pigments produces a range of pigment products and additives for use in inks and other colorant applications. Headquartered in Luxembourg, Flint Group operates more than 140 facilities worldwide, and employs some 7,000 people. Revenues in 2006 were €2.14 billion ($US 2.79 billion), positioning the company as the number one or number two supplier in every major region it serves.
K. RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement gives companies the option to recognize most financial assets and liabilities and certain other items at fair value. Statement 159 will allow companies the opportunity to mitigate earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement 159 is required to be adopted by the Company on January 1, 2008. The Company is currently evaluating the effects that SFAS No. 158 will have on its financial statements.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS No. 87, 88, 106 and 132(R).” This statement requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a plan in the year in which the changes occur. For non-public entities these requirements are effective for fiscal years ending after June 15, 2007. The Company is currently evaluating the effects that SFAS No. 158 will have on its financial statements.
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
Basis of Presentation
The following table sets forth selected financial information in millions of dollars and as a percentage of net sales:

	Three Months Ended March 31
	2007		2006
	$	%	$	%
Net sales	98.8	100.0	80.4	100.0
Costs of goods sold	61.9	62.7	49.9	62.1

Gross profit	36.9	37.3	30.5	37.9
Selling, general and administrative expense	21.0	21.3	18.3	22.8
Management fees	0.2	0.2	0.2	0.2

Operating profit	15.7	15.8	12.0	14.9

Comparison of Results of Operations
Three Months Ended March 31, 2007, Compared with Three Months Ended March 31, 2006
Net sales increased $18.4 million, or 22.9%, to $98.8 primarily as a result of increased sales volume in Europe of $11.4 million (the acquisition of Duco International added $7.4 million to sales) and the effect of price increases in selected product lines. European and U.S. sales volumes also increased from growth of chemical products and transfer media products in Germany and flexographic products. Foreign currency rate changes used to translate international sales into U.S. dollars contributed $4.3 million to the increase in sales.
Gross profit increased $6.4 million, or 21.1% to $36.9 million. Foreign currency rate changes contributed $1.5 million to gross profit. As a percentage of net sales, gross profit decreased slightly to 37.3% for the three months ended March 31, 2007, compared with 37.9% for the three months ended March 31, 2006. The Company has generally been able to increase selling prices to offset a significant portion of its raw material price increases, thereby maintaining gross profit levels.
Selling, general and administrative expense (“SG&A”) increased $2.7 million, or 14.8%, to $21.0 million. As a percentage of net sales, SG&A decreased slightly to 21.3% from 22.8%. Included in SG&A in the three months ended March 31, 2006 is $0.25 million for consulting fees paid to three former Network Distribution International (“NDI”) shareholders (which expired in 2006).
Operating profit increased $3.7 million, or 31.3%, to $15.7 million. As a percentage of net sales, operating profit increased to 15.8% for the three months ended March 31, 2007, versus 14.9% for the comparable period in 2006.
Other (income)/expense was $.02 million and $1.7 million for the three months ended March 31, 2007 and 2006. The other (income)/expense primarily consist of foreign currency transaction (gains)/losses incurred in the normal course of international subsidiaries doing business in currencies other than their functional currency as well as a result of intercompany financing arrangements. Other (income)/expense includes losses of $0.8 million, in 2007, and $1.6 million, in 2006, on the mark-to-market of the euro-denominated portion of the Term Loan.
Interest expense on long-term debt was $8.1 million and $8.6 million for the three months ended March 31, 2007 and 2006.
The effective tax rate on continuing operations was 47.7% and 302.7% in 2007 and 2006. The effective tax rate is affected by the non-deductible preferred stock dividends reflected as interest expense. The adoption of Fin 48 had an immaterial affect on the financial statements.

Liquidity and Capital Resources
The Company has historically generated sufficient funds from its operations to fund its working capital and capital expenditure requirements.
Capital expenditures were $3.9 million and $2.2 million for the three months ended March 31, 2007 and 2006.
As of March 31, 2007, there was $5.0 million outstanding under the Revolving Credit Facility and the Company had $15.9 million available under the Revolving Credit Facility. The Company’s aggregate indebtedness at March 31, 2007 is $359.6 million and the aggregate liquidation preferences of the Exchangeable Preferred Stock is $56.8 million. The Company is highly leveraged. The Company’s ability to operate its business, service its debt requirements and reduce its total debt will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings. See the Company’s Annual Report on Form 10-K for a more extensive discussion of liquidity and capital resources.
The Company’s debt agreements contain certain financial covenants regarding a consolidated leverage ratio, a consolidated interest coverage ratio, and a limitation on capital expenditures. As of March 31, 2007, the Company remained in compliance with all debt covenants and none of the covenants were materially restrictive.
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
Certain of the Company’s international subsidiaries make purchases and sales in designated currencies other than their functional currency. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. In addition, the Company has intercompany loans outstanding with certain international subsidiaries in their local currencies, exposing it to the effect of changes in exchange rates at loan issue and loan repayment dates. The Company periodically enters into forward foreign exchange contracts to protect it against such foreign exchange movements. The contract value of these foreign exchange contracts was $18.2 million at March 31, 2007 and $11.4 million at December 31, 2006. These contracts generally expire within three to twelve months. At March 31, 2007 and December 31, 2006, the Company had outstanding €50.8 million ($66.8 million) and €51.3 million ($67.7 million) of term loans issued under the Senior Secured Credit Facility. The Company has issued euro-denominated debt in order to protect the Company’s investments in Europe from fluctuations in the euro compared with the U.S. dollar. Foreign currency transaction (gains)/losses included in other (income)/expense were $0.2 million and $2.4 million for the three months ended March 31, 2007 and 2006.
Interest Rate Risks
The Company is subject to market risk from exposure to changes in the interest rates based on its financing activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates and to minimize interest expense. During 2005, the Company entered into $240 million and €45 million interest rate swaps to swap a portion of the Company’s variable rate debt to fixed rates. During the three months ended March 31, 2007 the Company terminated the swaps resulting in a gain of $0.6 million. This gain is included in interest expense on long-term debt at March 31, 2007. The swaps were replaced with an “interest rate cap”. The fair value of the interest rate cap had a minimal fair market value at March 31, 2007. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2007, although there can be no assurance that interest rates will not materially change.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Management has completed its review of the Company’s financial reports and, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that as of March 31, 2007 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Day International Group, Inc. (Registrant)
Date: May 14, 2007	/s/ Thomas J. Koenig
Thomas J. Koenig
Vice President and Chief Financial Officer (Principal Financial Officer)